Form 10QSB
period 2006-02-28
Golden Aria Corp.
filed 2006-04-14
CIK 1346022

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended February 28, 2006

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-130934

GOLDEN ARIA CORP.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	20-1970188 (IRS Employer Identification No.)
#500 - 625 Howe Street, Vancouver, British Columbia, Canada V6C 2T6 (Address of principal executive offices)
(604) 688-0833 (Issuer's Telephone Number)
n/a (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act).

Yes ❒ No ☒ ..

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of March 31, 2006: 13,410,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended February 28, 2006.

(a)	Unaudited Interim Balance Sheet as of February 28, 2006	F-1
(b)	Unaudited Interim Statement of Operations for the Three and Six Month Periods Ended February 28, 2006 and 2005	F-2
(c)	Unaudited Interim Statement of Cash Flows for the Six Months Ended February 28, 2006 and 2005;	F-3
(d)	Unaudited Interim Statement of Changes in Stockholders' Equity	F-4
(d)	Notes to Unaudited Interim Financial Statements	F-5

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2006 are not necessarily indicative of the results that can be expected for the full year.

GOLDEN ARIA CORP.

(An Exploration Stage Company)

INTERIM UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2006

(Unaudited)
(Expressed in U.S. Dollars)

GOLDEN ARIA CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Expressed in U.S. Dollars)

	FEBRUARY 28, 2006	AUGUST 31, 2005
ASSETS
Current
Cash and cash equivalents	$299,954	$338,930
Deposit	-	1,087
TOTAL CURRENT ASSETS	299,954	340,017

Mineral Properties (Note 3)	1	1
TOTAL ASSETS	$299,955	$340,018

LIABILITIES
Current
Accounts payable	$16,179	$4,421
Accrued payable	34,634	20,000
Due to related parties (Note 4)	6,960	2,680
TOTAL CURRENT LIABILITIES	57,773	27,101

Commitments and contingencies (Notes 3 and 5)

STOCKHOLDERS' EQUITY
Share Capital
Authorized:
75,000,000 common voting shares, par value $0.001 per share
Issued and outstanding:
13,410,000 common shares at February 28, 2006 and 13,160,000 common shares at August 31, 2005	13,410	13,160
Common Stock Issuable (Note 3)	-	250
Additional paid-in capital	467,190	467,190
Deficit Accumulated During the Development Stage
	(238,418)	(167,683)
TOTAL STOCKHOLDERS' EQUITY	242,182	312,917
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$299,955	$340,018

The accompanying notes are an integral part of these unaudited interim financial statements.

GOLDEN ARIA CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Expressed in U.S. Dollars)

Three Months Ended February 28		Six Months Ended February 28			Cumulative Period from Inception November 24, 2004 to February 28
2006	2005	2006		2005	2006
Revenue
	$-	$-	$-	$-	$-

Costs And Expenses
Accounting and audit	4,148	-	18,148	-	41,148
Bank charges and exchange loss	18	6	68	6	131
Consulting	6,420	-	14,670	-	23,716
Exploration costs and option payment	-	-	17,706	-	128,496
Fees and Dues	117	-	117	-	3,722
Legal	10,611	445	16,766	445	36,974
Office and miscellaneous	-	-	50	-	134
Rent	1,605	-	3,210	-	3,210
Travel	-	-	-	-	887
	22,919	451	70,735	451	238,418
Net Loss and Comprehensive Loss for the Period	$(22,919)	$(451)	$(70,735)	$(451)	$(238,418)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	(0.03)

Weighted Average Number of Outstanding Shares - basic and diluted
	13,410,000	-	13,371,326	-	7,013,741

The accompanying notes are an integral part of these unaudited interim financial statements.

GOLDEN ARIA CORP.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Six Months Ended February 28		Cumulative Period from Inception November 24, 2004 to February 28
	2006	2005	2006
Cash Flows Provided by (Used by) Operating Activities
Net loss for the period	$(70,735)	$(451)	$(238,418)

Change in non-cash operating working capital items:
Deposit	1,087	-	-
Accounts payable	11,758	-	16,179
Accrued payable	14,634	-	34,634
Net Cash Used by Operating Activities	(43,256)	-	(187,605)

Cash Flows Used By Investing Activities
Mineral resource property acquisition	-	-	(1)
Net Cash Used By Investing Activities	-	-	(1)

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock	-	50,850	480,600
Advances from related parties	4,280	-	6,960
Net Cash Provided by Financing Activities	4,280	50,850	487,560

Increase (Decrease) in Cash and Cash Equivalents	(38,976)	50,399	299,954
Cash and Cash Equivalents, Beginning Of Period	338,930	-	-
Cash and Cash Equivalents, End Of Period
	$299,954	$50,399	$299,954

The accompanying notes are an integral part of these unaudited interim financial statements.

GOLDEN ARIA CORP.
(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period from Inception (November 24, 2004), to February 28, 2006
(Unaudited)
(Expressed in U.S. Dollars)

	COMMON STOCK
	Number of Common Shares	Par Value	Additional Paid-in Capital	Stock to be Issued	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
Stock issued for cash at $0.01 per share	10,935,000	$10,950	$98,415	$ -	$-	$109,350
Stock issued for cash at $0.15 per share	2,225,000	2,225	331,525	-	-	333,750
Stock to be issued (Note 3)	-	-	37,250	250	-	37,500
Net loss and comprehensive loss for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	13,160,000	13,160	467,190	250	(167,683)	312,917

Stock issued (Note 3)	250,000	250	-	(250)	-	-

Net loss and comprehensive loss for the period	-	-	-	-	(70,735)	(70,735)

Balance, February 28, 2006	13,410,000	$13,410	$467,190	$ -	$(238,418)	$242,182

The accompanying notes are an integral part of these unaudited interim financial statements.

GOLDEN ARIA CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
February 28, 2006
(Unaudited)
(Expressed in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited interim financial statements as of February 28, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the August 31, 2005 audited annual financial statements and notes thereto.
2. ORGANIZATION AND BUSINESS

The Company is an exploration stage, independent mining company engaged in the exploration, development and acquisition of mineral properties in the United States and Canada.

The Company was incorporated in the State of Nevada on November 24, 2004.
3. MINERAL PROPERTIES

On April 6, 2005, the Company entered into an Exploration Agreement with an Option to Joint Venture (the "Agreement") with Miranda U.S.A. Inc. ("Miranda") for the company to acquire an undivided 60% interest in a mineral lease containing the mineral claims Coal #1 to Coal #64 (BLM-NMC number 847957 to 848020) located in the Coal Canyon, Cortez Area, Eureka County, Nevada United States of America. Miranda's interest in the property is held by way of a 20 year mining lease dated May 27, 2004 from Nevada North Resources (U.S.A.) Inc.

If the Company fails to expend these required amounts, or complete the required work , then it will forfeit its property option interest.

The expenditures required to acquire the 60% are as follows:

Exploration Expenditures

Expending $1,000,000 in Exploration Expenditures on the property within a period of 4 years from the effective date April 6, 2005. The first year is considered from April 6, 2005 to December 31, 2005. Thereafter, the second through the fourth years of the Agreement shall correspond to calendar years. Minimum expenditures for each year shall be as follows:

By December 31, 2005 (Completed)
$      50,000

By December 31, 2006	100,000
By December 31, 2007	300,000
By December 31, 2008	550,000

$ 1,000,000

The Company has the right to terminate the Agreement at any time without penalty, and without any obligation to make any future expenditures that would have been required under the Agreement.

As of February 28, 2006, the Company had commenced exploration work on the property and Exploration Expenditures in the amount of $69,746 had been incurred.

Cash Payments

Cash payments to maintain the Company's interest in the property each year totaling $200,000 are required to be paid as follows:

April 6, 2005 (paid)
$   15,000

March 25, 2006*
25,000
March 25, 2007	25,000
March 25, 2008	35,000
March 25, 2008
100,000

$200,000

*Paid subsequent to February 28, 2006.

As noted above, the company has the right to terminate the Agreement at any time without penalty.

(c) Issuance of Stock

On execution of the agreement the Company was to issue 250,000 shares, restricted pursuant to Rule 144, from its treasury to the vendor. On September 29, 2005 the shares were issued at fair value of $37,500.

Lease Payments

The Company agreed to assume and discharge all obligations set forth in the Nevada North Lease, including but not limited to, payment of the following advanced minimum royalties to Nevada North Resources:

May 27, 2005 (paid)
$     6,250

May 27, 2006	6,250
May 27, 2007	10,000
May 27, 2008	10,000

$32,500

4. RELATED PARTIES

In the three month period ended February 28, 2006, 2005, the Company incurred $6,420 (February 28, 2005: nil); and in the six month period ended February 28, 2006, 2005, the Company incurred $14,670 (February 28, 2005: nil); of consulting fees to a company controlled by an officer of the Company. At February 28, 2006, the Company owed $6,110 (August 31, 2005: $1,830) to that company and an additional $850 (August 31, 2005: $850) was owed to a director of the Company for an expense reimbursement. The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

                          5. COMMITMENTS - OTHER

The Company has entered into a month-to-month rental arrangement for office space in Vancouver, British Columbia, Canada for $535 per month.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe,""expect,""intend,""anticipate,""estimate,""project,""prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the SEC.

Management's Discussion and Analysis

We are an exploration company focused on developing North American mineral properties. Our current focus is on the exploration of our land portfolio comprised of an option to acquire a 60% interests in mineral lease claims in the Nevada. The following disclosure relates to each property that we have an interest in.

Coal Canyon, Cortez Area, Eureka County, Nevada

On April 6, 2005, we acquired an option to earn a 60% interest in mineral claims in Eureka County, Nevada. Our interest option was acquired by us for costs as set out in note 3 of the unaudited interim financial statements. The mineral lease claims are owned by Miranda U.S.A. Inc. pursuant to a 20-year mineral lease dated May 27, 2004. At the present time there are no proven reserves.

Results of Operations for the Three and Six Months Ended February 28, 2006

For the three-month period ended February 28, 2006, there were no revenues and there were no revenues for the same three-month period in the prior year. For the six-month period ended February 28, 2006, there were no revenues and there were no revenues for the same six-month period in the prior year.

For the three-month period ended February 28, 2006 we incurred costs and expenses in the amount of $22,919, compared to costs and expenses of $451 for the same three-month period in the prior year. For the six month period ended February 28, 2006, we incurred costs and expenses in the amount of $70,735, compared to costs and expenses of $451 for the same six month period in the prior year.

This increase in costs and expenses is attributable to exploration cost and administrative expenses we incurred in connection with the following:

  Rent payment in connection with the acquisition of office space;

  Accounting, audit and legal fees in connection with the SB2 application; and

  Fees paid to a consultant.

We incurred general and administrative expenses in the amount of $22,919 for the three months ended February 28, 2006 and $53,029 for the six months ended February 28, 2006.

Assets

As of February 28, 2006, we had current assets of $299,954 and total assets of $299,955. We had total assets of $340,018 as of August 31, 2005. The decrease in our total assets is primarily attributable to our general and administration expenses incurred in the current fiscal year.

Liquidity and Capital Resources

As of February 28, 2006, we had total current assets of $299,954 and total assets in the amount of $299,955. Our total current liabilities as of February 28, 2006 were $57,773. As a result, on February 28, 2006 we had working capital of $242,182.

We relied on cash on hand previously raised through the issue of equity capital to fund our operations during the three and six months ended February 28, 2006.

The company generates no revenue. We still anticipate the need to raise significant capital through the sale of equity securities on a private or public basis in order to sustain operations, meet our commitments to Miranda U.S.A. Inc and to acquire additional mineral properties. It is uncertain whether we will be able to obtain the necessary capital.

We intend to fund operations and commitments over the next twelve months from our cash on hand, including our capital expenditures, working capital or other cash requirements.

Revenue Recognition

The company has no revenue.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Chris Bunka, and Chief Financial Officer, Ms. Diane Rees. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended February 28, 2006 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Defaults upon Senior Securities

None

Item 3.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2006.

Item 4.     Other Information

None

Item 5.      Exhibits

Exhibit No.	Description
3.1*
Articles of Incorporation

3.2*
Bylaws

4.1*
Specimen ordinary share certificate

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

* Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated January 10, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2006

GOLDEN ARIA CORP.
/s/ "Gerald Carlson" Gerald Carlson President (Principal Executive Officer) and a member of the Board of Directors 04/13/2006
/s/ "Diane Rees" Diane Rees Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and a member of the Board of Directors 04/13/2006
/s/ "Chris Bunka" Chris Bunka Chairman, Chief Executive Officer and a member of the Board of Directors 04/13/2006

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Gerald Carlson, the President (Principal Executive Officer) and Director of Golden Aria Corp., certify that:

1. I have reviewed this annual report on Form 10-QSB of GOLDEN ARIA CORP.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 13, 2006
By:	/s/ "Gerald Carlson" Gerald Carlson President (Principal Executive Officer) and a member of the Board of Directors

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Diane Rees, Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Golden Aria Corp., certify that:

1. I have reviewed this annual report on Form 10-QSB of GOLDEN ARIA CORP.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 13, 2006
By:	/s/ "Diane Rees" Diane Rees Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and a member of the Board of Directors

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Chris Bunka, the Chairman, Chief Executive Officer and Director of Golden Aria Corp., certify that:

1. I have reviewed this annual report on Form 10-QSB of GOLDEN ARIA CORP.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 13, 2006
By:	/s/ "Chris Bunka" Chris Bunka Chairman, Chief Executive Officer and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Gerald Carlson, President, (Principal Executive Officer) and Director of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended February 28, 2006, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.
By:	/s/ "Gerald Carlson" Gerald Carlson President (Principal Executive Officer) and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Golden Aria Corp. and will be retained by Golden Aria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Diane Rees, Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended February 28, 2006, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.
By:	/s/ "Diane Rees" Diane Rees Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Golden Aria Corp. and will be retained by Golden Aria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.