Form 10QSB
period 2006-05-31
Golden Aria Corp.
filed 2006-07-24
CIK 1346022

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended May 31, 2006

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-130934

GOLDEN ARIA CORP.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	20-1970188 (IRS Employer Identification No.)
#604 - 700 West Pender Street, Vancouver, British Columbia, Canada V6C 1G8 (Address of principal executive offices)
(604) 602-1633 (Issuer's Telephone Number)
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

Yes ❒ No ☒ .

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of July 21, 2006: 13,410,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended May 31, 2006:

(a)	Unaudited Interim Balance Sheet as of May 31, 2006 and August 31, 2005	F-1
(b)	Unaudited Interim Statement of Operations for the Three and Nine Month Periods Ended May 31, 2006 and 2005 and the Cumulative Period from Inception on November 24, 2004 to May 31, 2006	F-2
(c)	Unaudited Interim Statement of Cash Flows for the Nine Months Ended May 31, 2006 and 2005 and the Cumulative Period from Inception on November 24, 2004 to May 31, 2006	F-3
(d)	Unaudited Interim Statement of Changes in Stockholders' Equity for the Period from Inception on November 24, 2004	F-4
(e)	Notes to Unaudited Interim Financial Statements	F-5

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

GOLDEN ARIA CORP.

(An Exploration Stage Company)

INTERIM UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2006

(Unaudited)
(Expressed in U.S. Dollars)

GOLDEN ARIA CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Expressed in U.S. Dollars)

(Going Concern Uncertainty - Note 3)

	May 31, 2006	August 31, 2005
ASSETS
Current
Cash and cash equivalents	$207,557	$338,930
Prepaid Lease	6,164	-
Deposit	-	1,087
TOTAL CURRENT ASSETS	213,721	340,017

Mineral Properties (Note 4)	1	1
TOTAL ASSETS	$213,722	$340,018

LIABILITIES
Current
Accounts payable	$28,298	$4,421
Accrued liabilities	12,188	20,000
Due to related parties (Note 5)	2,680	2,680
TOTAL CURRENT LIABILITIES	43,166	27,101

Commitments and contingencies (Notes 4 and 6)

STOCKHOLDERS' EQUITY
Share Capital
Authorized:
75,000,000 common voting shares, par value $0.001 per share
Issued and outstanding:
13,410,000 common shares at May 31, 2006 and 13,160,000 common shares at August 31, 2005	13,410	13,160
Common Stock Issuable (Note 4)	-	250
Additional paid-in capital	467,190	467,190
Deficit Accumulated During the Development Stage	(310,044)	(167,683)
TOTAL STOCKHOLDERS' EQUITY	170,556	312,917
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$213,722	$340,018

The accompanying notes are an integral part of these unaudited interim financial statements.

GOLDEN ARIA CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Expressed in U.S. Dollars)

Three Months Ended May 31		Nine Months Ended May 31			Cumulative Period from Inception November 24, 2004 to May 31
2006	2005	2006		2005	2006
Revenue	$-	$-	$-	$-	$-

Costs And Expenses
Accounting and audit	18,490	-	36,638	-	59,638
Bank charges and exchange loss	29	18	97	24	159
Consulting (Note 5)	6,420	3,486	21,090	3,486	30,136
Exploration costs and lease payment	25,086	14,999	42,792	14,999	153,582
Fees and Dues	-	1925	117	1,925	3,722
Legal	19,985	-	36,751	445	56,959
Office and miscellaneous	11	84	61	84	146
Rent	1,605	-	4,815	-	4,815
Travel	-	-	-	-	887
	71,626	20,512	142,361	20,963	310,044
Net Loss and Comprehensive Loss for the Period	$(71,626)	$(20,512)	$(142,361)	$(20,963)	$(310,044)

Basic And Diluted Loss Per Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)	(0.04)

Weighted Average Number of Outstanding Shares - basic and diluted	13,410,000	-	13,384,359	-	8,077,523

The accompanying notes are an integral part of these unaudited interim financial statements.

GOLDEN ARIA CORP.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Nine Months Ended May 31		Cumulative Period from Inception November 24, 2004 to May 31
	2006	2005	2006
Cash Flows Used by Operating Activities
Net loss for the period	$(142,361)	$(20,963)	$(310,044)

Change in non-cash operating working capital items:
Prepaid Lease	(6,164)	-	(6,164)
Deposit	1,087	(23,000)	-
Accounts payable	23,877	-	28,298
Accrued liabilities	(7,812)	-	12,188
Net Cash Used by Operating Activities	(131,373)	(43,963)	(275,722)

Cash Flows Used By Investing Activities
Mineral resource property acquisition	-	(1)	(1)
Net Cash Used By Investing Activities	-	(1)	(1)

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock	-	443,100	13,410
Advances from related parties	-	-	2,680
Additional paid-in capital	-	-	467,190
Net Cash Provided by Financing Activities	-	443,100	483,280

Increase (Decrease) in Cash and Cash Equivalents	(131,373)	399,136	207,557
Cash and Cash Equivalents, Beginning Of Period	338,930	-	-
Cash and Cash Equivalents, End Of Period	$207,557	$399,136	$207,557

The accompanying notes are an integral part of these unaudited interim financial statements.

GOLDEN ARIA CORP.
(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period from Inception (November 24, 2004), to May 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

	COMMON STOCK
	Number of Common Shares	Par Value	Additional Paid-in Capital	Stock to be Issued	Deficit Accumulated During the Development Stage		Total Stockholders' Equity
Stock issued for cash at $0.01 per share	10,935,000	$10,950	$98,415	$-	$		$109,350
Stock issued for cash at $0.15 per share	2,225,000	2,225	331,525	-			333,750
Stock to be issued (Note 4)	-	-	37,250	250			37,500
Net loss and comprehensive loss for the period	-	-	-	-		(167,683)	(167,683)

Balance, August 31, 2005	13,160,000	13,160	467,190	250		(167,683)	312,917

Stock issued (Note 4)	250,000	250	-	(250)		-	-

Net loss and comprehensive loss for the period	-	-	-			(142,361)	(142,361)

Balance, May 31, 2006	13,410,000	$13,410	$467,190	-		(310,044)	$170,556

The accompanying notes are an integral part of these unaudited interim financial statements.

GOLDEN ARIA CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
May 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited interim financial statements as of May 31, 2006 and for the three and nine months ended May 31, 2006 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the August 31, 2005 audited annual financial statements and notes thereto. Operating results for the three and nine months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ended August 31, 2006.

2. ORGANIZATION AND BUSINESS

The Company is an exploration stage, independent mining company engaged in the exploration, development and acquisition of mineral properties in the United States and Canada.

The Company was incorporated in the State of Nevada on November 24, 2004.

3. GOING CONCERN UNCERTAINTY

The accompanying unaudited interim financial statements have been prepared on a going concern basis with contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $142,361 for the nine months ended May 31, 2006 [nine months ended May 31, 2005 - $20,963] and as at May 31, 2006 has incurred cumulative losses of $310,044 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be successful in achieving these goals.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependant upon its ability to generate sufficient cash flow to meet it obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company's shareholders, and ultimately to obtain successful operations. These unaudited interim financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

4. MINERAL PROPERTIES

On April 6, 2005, the Company entered into an Exploration Agreement with an Option to Joint Venture (the "Agreement") with Miranda U.S.A. Inc. ("Miranda") whereby the company would acquire an undivided 60% interest in a mineral lease containing the mineral claims Coal #1 to Coal #64 (BLM-NMC number 847957 to 848020) located in the Coal Canyon, Cortez Area, Eureka County, Nevada, United States of America. Miranda's interest in the property is held by way of a 20 year mining lease dated May 27, 2004 from Nevada North Resources (U.S.A.) Inc.

If the Company fails to expend these required amounts, or complete the required work, then it will forfeit its property option interest.

The expenditures required to acquire the 60% are as follows:

(a) Exploration Expenditures

Expending $1,000,000 in Exploration Expenditures on the property within a period of 4 years from the effective date April 6, 2005. The first year is considered to be from April 6, 2005 to December 31, 2005. Thereafter, the second through the fourth years of the Agreement shall correspond to calendar years. Minimum expenditures for each year shall be as follows:

By December 31, 2005 (Completed)	$ 50,000
By December 31, 2006	100,000
By December 31, 2007	300,000
By December 31, 2008	550,000
$ 1,000,000

The Company has the right to terminate the Agreement at any time without penalty, and without any obligation to make any future expenditures that would have been required under the Agreement.

As of May 31, 2006, the Company had commenced exploration work on the property and Exploration Expenditures in the amount of $69,746 had been incurred.

(b) Cash Payments

Cash payments to maintain the Company's interest in the property each year totaling $200,000 are required to be paid as follows:

April 6, 2005 (paid)	$ 15,000
March 25, 2006 (paid)	25,000
March 25, 2007	25,000
March 25, 2008	35,000
March 25, 2008	100,000
$ 200,000

(c) Issuance of Stock

On execution of the agreement the Company was to issue 250,000 shares, restricted pursuant to Rule 144, from its treasury to the vendor. On September 29, 2005 the shares were issued at fair value of $37,500.

(d) Lease Payments

The Company agreed to assume and discharge all obligations set forth in the Nevada North Lease, including but not limited to, payment of the following advanced minimum royalties to Nevada North Resources:

May 27, 2005 (paid)	$ 6,250
May 27, 2006 (paid)	6,250
May 27, 2007	10,000
May 27, 2008	10,000
$ 32,500

5. RELATED PARTIES

In the three month period ended May 31, 2006, the Company incurred $6,420 (May 31, 2005: $3,486); and in the nine month period ended May 31, 2006, the Company incurred $21,090 (May 31, 2005: $3,486); of consulting fees to a company controlled by an officer of the Company. At May 31, 2006, the Company owed $1,830 (August 31, 2005: $1,830) to that company and an additional $850 (August 31, 2005: $850) was owed to a director of the Company for an expense reimbursement. The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

6. COMMITMENTS - OTHER

The Company has entered into a month-to-month rental arrangement for office space in Vancouver, British Columbia, Canada for $535 per month.

On May 25, 2006, the Company has entered into an administration contract with Hurricane Corporate Services Ltd, an arms-length party, to provide administrative services to the Company for $2,550 per month commencing June 1, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", "prospects", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the SEC.

Management's Discussion and Analysis

We are an exploration company focused on developing North American mineral properties. Our current focus is on the exploration of our land portfolio comprised of an option to acquire a 60% interests in mineral lease claims, containing the mineral claims Coal #1 to Coal #64 (BLM-NMC number 847957 to 848020) located in the Coal Canyon, Cortez Area, Eureka County, Nevada United States of America in Nevada.

The following disclosure relates to each property that we have an interest in:

Coal Canyon, Cortez Area, Eureka County, Nevada

On April 6, 2005, we acquired an option to earn a 60% interest in mineral claims in Eureka County, Nevada, containing the mineral claims Coal #1 to Coal #64 (BLM-NMC number 847957 to 848020) located in the Coal Canyon, Cortez Area, Eureka County, Nevada, United States of America. Our interest option was acquired by us for costs as set out in note 3 of the unaudited interim financial statements. The mineral lease claims are owned by Miranda U.S.A. Inc. pursuant to a 20-year mineral lease dated May 27, 2004. At the present time there are no proven reserves.

Results of Operations for the Three and Nine Months Ended May 31, 2006

For the three-month period ended May 31, 2006, there were no revenues and there were no revenues for the same three-month period in the prior year. For the nine-month period ended May 31, 2006, there were no revenues and there were no revenues for the same nine-month period in the prior year.

For the three-month period ended May 31, 2006 we incurred costs and expenses in the amount of $71,626, compared to costs and expenses of $20,512 for the same three-month period in the prior year. For the nine-month period ended May 31, 2006, we incurred costs and expenses in the amount of $142,361, compared to costs and expenses of $20,963 for the same nine month period in the prior year.

This increase in costs and expenses is attributable to exploration cost and administrative expenses we incurred in connection with the following:

  Rent payment in connection with the acquisition of office space. In the three month period ended May 31, 2006, the Company incurred $1,605 (May 31, 2005: $0); and in the nine month period ended May 31, 2006, the Company incurred $4,815 (May 31, 2005: $0)

  Accounting, audit and legal fees in connection with the SB2 application. In the three month period ended May 31, 2006, theCompany incurred $38,475 (May 31, 2005: $0); and in the nine month period ended May 31, 2006, the Company incurred $73,390 (May 31, 2005: $445)

  Fees paid to a consultant. In the three month period ended May 31, 2006, the Company incurred $6,420 (May 31, 2005: $3,486); and in the nine month period ended May 31, 2006, the Company incurred $21,090 (May 31, 2005: $3,486)

  Exploration costs. In the three month period ended May 31, 2006, the Company incurred $25,086 (May 31, 2005: $14,999); and in the nine month period ended May 31, 2006, the Company incurred $42,792 (May 31, 2005: $14,999)

  We incurred general and administrative expenses in the amount of $46,540 for the three-months ended May 31, 2006 compared to $5,513 for the same three-month period ended in the prior year. We incurred general and administrative expenses in the amount of $99,569 for the nine-months ended May 31, 2006 compared to $5,964 for the same nine-month period ended in the prior year. The increase in general and administrative expenses occurred due to the costs of operating an office, higher than estimated costs for the fiscal audit of August 31, 2005, the cost of preparing the quarterly 10QSB filings and the SB2 filings.

  Assets

  As of May 31, 2006, we had current assets of $213,721 and total assets of $213,722. We had total assets of $340,018 as of August 31, 2005. The decrease in our total assets is primarily attributable to our exploration costs and administrative expenses incurred in the current fiscal year.

  Liquidity and Capital Resources

  As of May 31, 2006, we had total current assets of $213,721 (May 31, 2005: $422,136) and total assets in the amount of $213,722 (May 31, 2005: $422,137). Our total current liabilities as of May 31, 2006 were $43,166 (May 31, 2005: $0.00). As a result, on May 31, 2006 we had working capital of $170,555 (May 31, 2005: $422,136). As at August 31, 2006, we had total current assets of $340,017 and total assets of $340,018. Our total current liabilities as of August 31, 2005 were $27,101. As a result on August 31, 2005 we had working capital of $312,916.

  We relied on cash on hand previously raised through the issue of equity capital to fund our operations during the three and nine months ended May 31, 2006.

  The company generates no revenue. We still anticipate the need to raise significant capital through the sale of equity securities on a private or public basis in order to sustain operations, meet our commitments to Miranda U.S.A. Inc and to acquire additional mineral properties. It is uncertain whether we will be able to obtain the necessary capital.

  We intend to fund operations and commitments over the next twelve months from our cash on hand, including our capital expenditures, working capital or other cash requirements. We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support the Company's business plan.  Management intends to raise additional working capital through debt and equity financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

  Revenue Recognition

  The company has no revenue.

  Item 3.     Controls and Procedures

  We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Chris Bunka, and Chief Financial Officer, Ms. Diane Rees. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended May 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

  PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings

  We are not a party to any pending legal proceeding as at May 31, 2006. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

  Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

  None

  Item 3.     Defaults upon Senior Securities

  None

  Item 4.     Submission of Matters to a Vote of Security Holders

  No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2006.

  Item 5.     Other Information

  None

  Item 6.      Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

  *Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated January 10, 2006.

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated: July 21, 2006

  GOLDEN ARIA CORP.
/s/ "Gerald Carlson" Gerald Carlson President (Principal Executive Officer) and member of the Board of Directors 7/21/2006
/s/ "Diane Rees" Diane Rees Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and member of the Board of Directors 7/21/2006
/s/ "Chris Bunka" Chris Bunka Chairman, Chief Executive Officer and member of the Board of Directors 7/21/2006

  Rule 13a-14(a)/15d-14(a)

  CERTIFICATIONS

  I, Gerald Carlson, the President (Principal Executive Officer) and Director of Golden Aria Corp., certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of GOLDEN ARIA CORP.;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

  4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

  (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

  5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

  Date July 21, 2006
By:	/s/ "Gerald Carlson" Gerald Carlson President (Principal Executive Officer) and member of the Board of Directors

  Rule 13a-14(a)/15d-14(a)

  CERTIFICATIONS

  I, Diane Rees, Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Golden Aria Corp., certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of GOLDEN ARIA CORP.;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

  4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

  (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

  5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

  Date: July 21, 2006
By:	/s/ "Diane Rees" Diane Rees Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and member of the Board of Directors

  Rule 13a-14(a)/15d-14(a)

  CERTIFICATIONS

  I, Chris Bunka, the Chairman, Chief Executive Officer and Director of Golden Aria Corp., certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of GOLDEN ARIA CORP.;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

  4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

  (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

  5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

  Date: July 21, 2006
By:	/s/ "Chris Bunka" Chris Bunka Chairman, Chief Executive Officer and member of the Board of Directors

  Section 1350 Certifications

  CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

  Pursuant to 18 U.S.C. Section 1350

  As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  I, Gerald Carlson, President, (Principal Executive Officer) and Director of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended May 31, 2006, filed with the Securities and Exchange Commission on the date hereof:

  (i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

  (ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

  Date: July 21, 2006
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

  Section 1350 Certifications

  CERTIFICATE OF CHIEF FINANCIAL OFFICER

  Pursuant to 18 U.S.C. Section 1350

  As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  I, Diane Rees, Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended May 31, 2006, filed with the Securities and Exchange Commission on the date hereof:

  (i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

  (ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

  Date: July 21, 2006
By:	/s/ "Diane Rees" Diane Rees Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and a member of the Board of Directors

  A signed original of this written statement required by Section 906 has been provided to Golden Aria Corp. and will be retained by Golden Aria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.