Form 10KSB
period 2006-10-31
Golden Aria Corp.
filed 2006-12-06
CIK 1346022

OMB APPROVAL
OMB Number: 3235-0420 Expires: April 30, 2009 Estimated average burden hours per response....1646

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 333-130934

GOLDEN ARIA CORP.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	25-1970188 (IRS Employer Identification No.)

#604 – 700 West Pender Street
Vancouver, British Columbia, Canada
V6C 1G8
(Address of principal executive offices, including zip code)

(604) 602-1675
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock

Check whether the Issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act.

Yes ☒ No ❒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☒ No ❒

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes ☒ No ❒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

             Yes ❒ No ☒

The Issuer's revenue for its most recent fiscal year is zero.

The aggregate market value of the voting common stock held by non-affiliates (12,260,000 shares of common stock), based upon the bid price of the Company’s common stock on November 1 2006, was approximately $4,291,000.

Issuers Involved in Bankruptcy Proceedings during the Past Five Years:  Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:  November 1, 2006 - 13,410,000 shares of Common Stock

Transitional Small Business Issuer Format (check one)

Yes ❒ No ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Golden Aria Corp. was incorporated in the State of Nevada on November 24, 2004.  We are an exploration stage company.  We maintain our statutory registered agent’s office and our business address at Business First Formations, Inc. 3702 South Virginia Street, Suite G12-401, Reno, Nevada 89509-6030.  Our telephone number is (604) 602-1675.  We maintain our principal offices at Suite #604-700 West Pender Street, Vancouver, British Columbia V6C 1G8.  Our telephone number is (604) 602-1675.  Our executive offices are rented from Copper Ridge Explorations Inc. on a month-to-month basis and our monthly rental is $500, for which we share 1,100 square feet of office space, which includes three executive offices, which space is adequate for our purposes at this stage of our development.

Business of the Company

On April 6, 2005 we entered into an Exploration Agreement with Options for Joint Venture (the “Miranda Option Agreement”) with Miranda U.S.A., Inc. (“Miranda”).  Miranda holds a 100% interest as lessee in sixty-four mineral claims situated in Eureka County, Nevada.  The terms of the agreement were determined through arms-length negotiations with Miranda.  We have met all of the requirements of the Miranda Option Agreement to date.  (See “Location and Access” for more detail.)

Miranda’s interest in the property is held by way of a 20 year mining lease dated the 27th day of May 2004 from Nevada North Resources (U.S.A.) Inc. (“Nevada North”) which lease is called the “Coal Canyon Lease”.

The Miranda Option Agreement provides that we can acquire an undivided 60% interest in Miranda’s interest in the Coal Canyon Lease.

In order to earn our 60% interest we must carry out certain minimum exploration expenditures on the property and make certain payments to Miranda by December 31, 2008 (the “Earn-In Period”):

Location and Access

The Coal Canyon property is located in west-central Eureka County, Nevada, along the Battle Mountain-Eureka mineral trend.  The property is on the northwest flank of the northern Simpson Park Mountains and it extends into Pine Valley.

Access to the property by four-wheel drive vehicles can be gained via secondary roads and tracks branching off either Nevada Highway 306 or Highway 278.  Nearby towns include Elko (85mi/136km to the northeast), Carlin (65 mi/104 km to the north) and Eureka (60mi/95 km to the south).  The property is most easily accessed from Elko, which receives daily flights from Reno and Salt Lake City. From Elko, drive west for 21 miles on Interstate 80 to Carlin and then south on Highway 278, for 44 miles, to state road 22. Travel west for 15 miles, where a dirt track leads south to the property, a distance of approximately 2 miles.

Other than a number of dirt, four-wheel drive tracks within the property, constructed to provide access for previous exploration programs, there are no improvements or plant and equipment on the property. There is no source of power or water in the immediate vicinity of the property. Water, if required for drilling, would likely have to be trucked in from a nearby ranch.

Exploration Expenditures

	Exploration Expenditures	Cumulative Exploration Expenditures
By December 31, 2005	$50,000	$50,000 (completed)
By December 31, 2006	$100,000	$150,000
By December 31, 2007	$300,000	$450,000
By December 31, 2008	$550,000	$1,000,000
Total	$1,000,000

We have met our commitment for $50,000 in exploration expenditures in 2005 by carrying out an exploration program undertaken by Nevada-based contract geologists and geophysicists.  The work included:

1)

1:2400 scale geological mapping by consultant Randall Stoeberl;

2)

a geophysical survey by R. Fox, of Practical Geophysics, a company located in Spring Creek, Nevada;

This work resulted in the Company identifying a number of drill targets, which are ready for drill testing. We are currently awaiting the availability of a drill rig in order to test our drill targets.

Payments

On execution of the Miranda Option Agreement, we paid Miranda $15,000 and thereafter we must make the following cash and stock payments in order to maintain the option in good standing

Date	Cash Payment
March 25, 2006	$25,000 (completed)
March 25, 2007	$25,000
March 25, 2008	$35,000
March 25, 2009	$100,000

In addition, we are to maintain the obligations of Miranda to Nevada North under the terms of the Coal Canyon Lease contained above, which includes payment of the following advanced minimum royalties to Nevada North.

Date	Cash Payment
May 27, 2005	$6,250 (completed)
May 27, 2006	$6,250 (completed)
May 27, 2007	$10,000
May 27, 2008	$10,000

Stock Payment

In addition, we were to deliver two hundred and fifty thousand (250,000) common shares to Miranda, which was done on September 29, 2005.  These shares are restricted and subject to the rules and provisions of Rule 144.

During the earn-in period until December 31, 2008, under the Miranda Option Agreement we are solely responsible to maintain the Property in good standing, including payments, filings and any other actions necessary.  We must pay annual BLM claim maintenance fees of $125 per claim on or before September 1st of each year as well as file an annual Notice of Intent to Hold to the County, with a fee of $8.50 per claim, on or before November 1st of each year, in order to maintain the claims in good standing.

The Property is subject to a production royalty on all precious and base metals produced from the Property and the production royalty is dependent on the price of gold, as follows:

Gold Price	Royalty Percentage
$275 or less per ounce	2.5%
$275.01 to $375 per ounce	3.0%
$375.01 to $475 per ounce	4.0%
$475.01 or greater	5.0%

Any advance royalties paid by us to Nevada North will be credited against and fully recoverable from any production royalty that may be payable to Nevada North.

We have the right to purchase the production royalty down to a 2% production royalty by paying $1,000,000 for each 1% production royalty reduction.

The Miranda Option Agreement provides that if we stake additional properties in a defined area surrounding the Property, then Miranda may elect, upon paying its proportion of the acquisition costs, to make the new acquisition subject to the terms of the Miranda Option Agreement.  We have a similar right in the event that Miranda makes an acquisition in the defined area.

Termination

(a)

We may terminate the Miranda Option Agreement at any time, and upon that termination we would no longer be liable to pay the option payments to Miranda.  If we terminate after June 1st of any year, we would have to pay the Federal maintenance fees on the property, due in August of that year.  If we have not completed our required exploration expenditures on the property by December 31, 2008 the Miranda Option Agreement will automatically terminate.

(b)

If we are in default of any of our obligations to Miranda, and we do not cure the default within fifteen (15) days of receiving written notice of the default, then our interest in the Miranda Option Agreement may be terminated and we would have no further interest in the property.

Once we have satisfied the earn-in obligations, we will have earned a 60% interest in Miranda’s interest in the property and we will then enter into a joint venture agreement with Miranda whereby the ongoing costs of exploration and development of the property shall be shared as follows:

•

Golden Aria

-  60%

•

Miranda

-  40%

and this will apply to the advanced royalty payment to be made to Nevada North to maintain the lease in good standing.

The principal terms of the joint venture will be as follows:

1)

A management committee will be formed, consisting of one representative of each party and will be responsible for approving programs and budgets and for determining the general policies and direction to be adopted by the operator in the conduct of the operations under this agreement.

2)

Each party shall name one representative and each party shall be entitled to a vote equal to the participating interest of such party; in our case, 60%.  Votes shall be by majority vote except certain items which would require a unanimous vote, among these being:

(a)

acquisition or disposition of the property;

(b)

conduct of business other than for exploration development or mining of the property; and

(c)

borrowing or entering into any form of credit arrangements which involve a pledge of a party’s participating interest.

3)

We shall be the initial operator for the joint venture.

4)

Programs by operator.  If the operator does not propose a program and budget requiring an annual expenditure of $200,000 or more, then the non-operator may propose a program and budget of $200,000 or more and thereupon the non-operator shall become the operator.

5)

Dilution of Interest.  Upon earning our initial interest, our investment base in the joint venture for dilution purposes shall be $1,000,000 and Miranda’s initial investment base shall be deemed to be $666,666.67.  Additional expenditures by each party shall be added to its investment base.

If a party to the joint venture does not commit to paying its share of any approved program and budget, its participating interest shall be diluted by dividing:  (1) the sum of: (a) the deemed value of the party’s initial contribution; and (b) the total of all the party’s later contributions; by (2) the sum of (a) and (b) above for all participants; and (c) the contributions of the other party under the current budget; then multiply the result by 100.  The participating interest of the other party shall thereupon become the difference between 100% and the recalculated participating interest.  Upon a party’s participating interest having been reduced to 10%, its participating interest shall be automatically converted to a royalty on production from the property equal to 1% of net smelter returns and the party shall have no further interest under the joint venture agreement, except its royalty interest.

Option for Additional Earn-In

Once we have satisfied our earn-in obligations described under “Business” above, we have the right, but not the obligation, to earn an additional 10% interest in the Coal Canyon Project by paying all expenditures associated with preparation of a bankable feasibility study for the Project.  If we choose to earn this additional interest, we must complete the study within thirty-six (36) months of completing the earn-in.

Property Description

The following is a list of the claims covered by the Coal Canyon Lease:

EUREKA COUNTY, NEVADA

Sections 17, 18, 20, 21, 28, and & 29 T25N, R49E M.D.B.M. Appendix A Claim List

Claim Name	County	BLM_NMC#	Loc. Date	Book	Page
Coal 1	Eureka	847957	5/29/2003	361	279
Coal 2	Eureka	847958	5/29/2003	361	280
Coal 3	Eureka	847959	5/29/2003	361	281
Coal 4	Eureka	847960	5/29/2003	361	282
Coal 5	Eureka	847961	5/29/2003	361	283
Coal 6	Eureka	847962	5/29/2003	361	284
Coal 7	Eureka	847963	5/29/2003	361	285
Coal 8	Eureka	847964	4/9/2003	361	286
Coal 9	Eureka	847965	4/9/2003	361	287
Coal 10	Eureka	847966	4/9/2003	361	288
Coal 11	Eureka	847967	4/9/2003	361	289
Coal 12	Eureka	847968	4/9/2003	361	290
Coal 13	Eureka	847969	4/9/2003	361	291
Coal 14	Eureka	847970	4/9/2003	361	292
Coal 15	Eureka	847971	5/24/2003	361	293
Coal 16	Eureka	847972	4/9/2003	361	294
Coal 17	Eureka	847973	4/9/2003	361	295
Coal 18	Eureka	847974	4/9/2003	361	296
Coal 19	Eureka	847975	4/9/2003	361	297
Coal 20	Eureka	847976	4/9/2003	361	298
Coal 21	Eureka	847977	4/9/2003	361	299
Coal 22	Eureka	847978	4/9/2003	361	300
Coal 23	Eureka	847979	4/8/2003	361	301
Coal 24	Eureka	847980	4/8/2003	361	302
Coal 25	Eureka	847981	4/8/2003	361	303
Coal 26	Eureka	847982	4/8/2003	361	304
Coal 27	Eureka	847983	4/8/2003	361	305
Coal 28	Eureka	847984	4/8/2003	361	306
Coal 29	Eureka	847985	4/8/2003	361	307
Coal 30	Eureka	847986	4/8/2003	361	308
Coal 31	Eureka	847987	4/9/2003	361	309
Coal 32	Eureka	847988	4/9/2003	361	310
Coal 33	Eureka	847989	4/9/2003	361	311
Coal 34	Eureka	847990	4/9/2003	361	312
Coal 35	Eureka	847991	4/8/2003	361	313
Coal 36	Eureka	847992	4/8/2003	361	314
Coal 37	Eureka	847993	4/8/2003	361	315
Coal 38	Eureka	847994	4/8/2003	361	316
Coal 39	Eureka	847995	4/8/2003	361	317
Coal 40	Eureka	847996	4/8/2003	361	318
Coal 41	Eureka	847997	4/8/2003	361	319
Coal 42	Eureka	847998	4/10/2003	361	320
Coal 43	Eureka	847999	4/10/2003	361	321
Coal 44	Eureka	848000	4/11/2003	361	322
Coal 45	Eureka	848001	4/11/2003	361	323
Coal 46	Eureka	848002	4/11/2003	361	324
Coal 47	Eureka	848003	4/11/2003	361	325
Coal 48	Eureka	848004	4/11/2003	361	326
Coal 49	Eureka	848005	4/11/2003	361	327
Coal 50	Eureka	848006	4/11/2003	361	328
Coal 51	Eureka	848007	4/11/2003	361	329
Coal 52	Eureka	848008	4/11/2003	361	330
Coal 53	Eureka	848009	4/11/2003	361	331

Coal 54	Eureka	848010	4/11/2003	361	332
Coal 55	Eureka	848011	4/11/2003	361	333
Coal 56	Eureka	848012	4/11/2003	361	334
Coal 57	Eureka	848013	4/11/2003	361	335
Coal 58	Eureka	848014	4/11/2003	361	336
Coal 59	Eureka	848015	4/11/2003	361	337
Coal 60	Eureka	848016	4/12/2003	361	338
Coal 61	Eureka	848017	4/12/2003	361	339
Coal 62	Eureka	848018	4/12/2003	361	340
Coal 63	Eureka	848019	4/12/2003	361	341
Coal 64	Eureka	848020	4/12/2003	361	342

In order to keep the claims in good standing we must renew the claims each year by paying an annual BLM claim maintenance fee of $125 per claim on or before September 1st of each year and by filing an annual Notice of Intent to Hold to the County, with a fee of $8.50 per claim, on or before November 1st of each year.

Details of the results of previous exploration are not known.  However, general results are available in summary reports describing the exploration programs.  There are no known reserves on the Coal Canyon property.  The current and proposed programs on the property are exploratory in nature.

Previous Exploration Results

The majority of the previous exploration work, including core and reverse circulation drilling, was focused in and around the Grouse Creek fault zone, which falls along the western boundary of our Coal Canyon property.  Drilling has tested the Grouse Creek Fault and related alteration along a distance of over 3,000 feet and to depths of over 1,000 feet.  A number of intersections with anomalous gold values were encountered in the drilling.  Some of the best intervals encountered include 85 feet grading 0.021 opt (ounces per ton) gold and 125 feet grading 0.026 opt gold.  A number of other holes returned intervals of greater than 10 feet that assayed greater than 0.03 opt gold.  However, to date, none of the drilling has defined a mineralized zone that has the potential to become an economically viable gold deposit.

There are no known reserves on the Coal Canyon property. The current and proposed programs on the property are exploratory in nature.

Topographical and Physical Environment

Coal Canyon is in the Rocky Hills 7.5 minute quadrangle of the Simpson Park Mountains.  The project is within the Basin and Range province, a major physiographic region of the western United States. The region is typified by north-northeast trending mountain ranges separated by broad, flat alluvium filled valleys. Elevations on the project range from 5,000 feet (minimum) in the valley to 7,500 feet (maximum) on the Twin Peaks summit.  The climate is dry with annual precipitation in the 5 to 10 inch (12-25cm) range.  Temperatures range from 10o-40o Fahrenheit (-12o to 5o C) in the winter to highs exceeding 90o Fahrenheit (32o C) in the summer.  Lower elevation foliage is typified by sagebrush, grasses and greasewood, whereas pinion, juniper and mountain mahogany are more typical of the mountain ranges.

Property Geology and Mineralization

The geology of the Coal Creek property includes a window of Lower Plate rocks of the Roberts Mountain Thrust, a specific group of rock formations that correlate with the main host rocks for disseminated gold deposits in northeastern Nevada. On the property, these include the Hanson Creek Formation, consisting of dark, thin-bedded limestone and dolomite. This is overlain by the Roberts Mountain Formation, divided into two parts. The lower part includes yellowish-coloured limestone with a basal chert unit. The upper part consists of calcareous mudstone interbedded with fossiliferous limestone. These are in turn overlain by the Rabbit Hill Formation limestone and McColley Canyon Formation limestone.

These units are partially covered by younger volcanic rocks, including felsic breccias, lavas and related intrusive dikes of the Fye Canyon Formation and felsic breccias and domes of the Twin Peaks Formation.

The youngest rocks on the property include younger basalt flows and gravel deposits with young gravels and alluvial fan deposits.

Current Exploration

In the summer of 2005 we carried out an exploration program undertaken by a Nevada-based contract geologist and geophysicist.  The work included:

1)

1:2400 scale geological mapping by R. Stoeberl;

2)

rock sampling;

3)

a spontaneous potential/resistivity geophysical survey by R. Fox, of Practical Geophysics.

A number of parallel faults and associated alteration were mapped within the property, as were several structures with coincident alteration.  Geophysical surveys included a gradient array resistivity survey (GAR) to measure the resistivity of the rocks, and a spontaneous potential gradient survey (SPG) to measure naturally occurring electrical potential caused by the chemical weathering of metallic minerals.  The surveys were carried out over an area of approximately 1.75 by 1.75 miles. GAR is a well-established method for detecting and delineating alteration zones, in particular silicification, which is usually highly resistive, as well as high angle fault zones, which are often conducive. Effective search depth is 1,000 feet. SPG, on the other hand, detects oxidizing and vertically extensive metallic or sulphide mineralization.

The resistivity data suggests that the surveyed area may contain several volcanic vents where low resistivity anomalies are associated with silicified volcanics. SPG data indicate that these possible vent features do not appear to be mineralized by significant concentrations of metallic sulphide minerals, but in a few places their margins are SPG anomalous, possibly indicating the presence of disseminated sulphide mineralization.

Exploration efforts at Coal Canyon have identified evidence for the existence of a gold bearing hydrothermal system on our property.  The property presents strong encouragement for geologic and conceptual targets.

The cost of the work was approximately $56,500 and the work resulted in the Company identifying a number of drill targets, which we intend to test by drilling during 2006.

History

The Coal Canyon property has a long exploration history including work by Homestake Mining Company (early 1970s) and Amselco (1980s) of which little is known, prior to re-staking by Walter Schull in 1985.  Following the re-staking effort, the property was leased to the Cordex Mineral Syndicate in 1987.  Cordex drilled six rotary holes for 2,480 feet with no significant results.  In 1989, American Copper and Nickel Company (ACNC, a subsidiary of Inco) and Fisher Watt Gold Company, drilled 9,710 feet in 22 holes, mainly along the Grouse Creek Fault. Although no ore grades were encountered, anomalous gold values were detected in a number of holes along with related alteration of the country rocks. In 1990, ACNC and Fisher Watt completed some surface exploration, including rock chip sampling, and an additional 9,685 feet of drilling in 22 holes along the northwestern portion of the Grouse Creek Fault, extending the alteration and anomalous gold mineralization.

In 1996, Great Basin Exploration and Mining completed a deep drill test along the Grouse Creek Fault in the southwestern corner of the claim block, drilling 3,050 feet in 4 holes, to depths of up to 1,490 feet. Although anomalous gold was detected in the one deep hole, including 61 feet that averaged 0.021 opt  gold, none of the holes reached the target depth.

In 1998, Kennecott Exploration Company completed 8,670 feet of reverse circulation drilling in 23 holes as well as limited surface sampling. A Kennecott drill hole encountered one of the better drill intersections on the property of 30 feet grading 0.031 opt gold.

The majority of this previous exploration work, that includes mainly core and reverse circulation drilling, was focused in and around the Grouse Creek Fault Zone, which falls along the western boundary of our Coal Canyon property, with the drilling occurring both inside and outside the current property boundary. Drilling has tested the Grouse Creek Fault and related alteration along a distance of over 3,000 feet and to depths of over 1,000 feet. A number of intersections with anomalous gold values were encountered in the drilling. Some of the best intervals include 85 feet grading 0.021 opt gold and 125 feet grading 0.026 opt gold. A number of other holes returned intervals of greater than 10 feet that assayed greater than 0.03 opt gold. However, to date, none of the drilling has defined a continuous mineralized zone that has the potential to become an economically viable gold deposit.

Most of the historical drilling was in shallow holes and, as mentioned, was focused along the western boundary of the property. Recent geological interpretations, combined with deep penetrating geophysical exploration techniques, have suggested the potential for gold mineralization to extend within the favourable rock types and structures through the main part of the property. The current exploration program has confirmed a number of targets that have not yet been tested by drilling.

2006 Field Work

Exploration Program Recommendations

During the summer months, preparations were underway for the recommended $130,000 exploration program. The program will consist of 3,000 feet of reverse circulation drilling, in two or possibly three holes. During July, the permitting was completed and a $4,128 reclamation bond was placed with BLM. Subsequent to year end, in September, three drill pads were prepared using a contract bulldozer. The drilling is expected to take place in late November, 2006.

Competitive Factors

The gold mining industry includes companies of all sizes, from the large production and exploration companies to the smallest companies.  We compete with other exploration companies looking for gold.  We are one of the smallest exploration companies in existence.  We are a very small participant in the gold mining exploration business.

Regulations

Our mineral exploration program is subject to the U.S. Department of Interior, Bureau of Land Management (“BLM”) regulation, under the Federal Land Policy and Management Act of 1976.  The BLM sets forth rules for locating claims, working claims and reporting work performed on the mineral claims.  We must make a payment of $125 on each claim on or before August 31st in each year we hold or have an interest in the claim.

Phases I and II of our exploration program require a permit from the BLM.  We will also require a permit under the laws of Nevada from the Division of Environmental Protection (“DEP”) of the State Department of Conservation and Natural Resources.

If there is to be disturbance to the surface of the land, the BLM may require a reclamation bond, which bond will be in an amount estimated by us to remedy surface disturbances caused by our exploration.  We do not expect the amount of the bond to exceed $30,000, which we would put up in cash.  Upon completing reclamation to the satisfaction of the BLM following our exploration program, we will be repaid the amount of the bond.

We must comply with these laws to operate our business.  Compliance with these laws, rules and regulations will not adversely affect our operation.

We are also required to give a written notice to the BLM office prior to the commencement of exploration activities.

We are required to reclaim our mining claim after we have completed our exploration program.  We must remove any garbage, drums of fuel, clean any spills and remedy any surface disturbances.

If our exploration program is successful and we decide to commence mineral production, we are required to submit a mining plan to the BLM that is based on our environmental impact study and our feasibility study.

Upon the receipt of the mining permit from the BLM, we would then commence mineral production.

Environmental Law

The Coal Canyon property is not subject to any known environmental liabilities and there are no known occurrences of special status species within the property.  We are subject to BLM regulations and must file a notice with the BLM office prior to conducting any exploration activities or remedial reclamation.  A reclamation bond must be posted with the BLM for the reclamation of any surface disturbances.  At this time, as we have not conducted any exploration work that involves surface disturbances, we have not yet been required to post a reclamation bond.

We will secure all necessary permits for exploration and if mining is warranted on the property, we will file final plans of operation and secure all necessary permits before we start any mining operations.  If we abandon the property, all holes, pits and shafts will be sealed, upon abandonment.  It is difficult to estimate the full cost of compliance with the environmental laws, since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what will be involved, from an environmental standpoint.

We are in compliance with BLM regulations and will continue to comply in the future.  We believe that compliance with BLM regulations will not adversely affect our business operations in the future.

Employees and Employment Agreements

Initially, we intend to use the services of sub-contractors for manual labour exploration work and drilling on our properties.  Our only technical employee will be Dr. Carlson, our President and a Director.

We entered into a consulting agreement with Dr. Gerald G. Carlson’s company, KGE Management Ltd. on March 1, 2005.  Under this agreement, Dr. Carlson will provide geological and corporate administration consulting services to the Company, such duties and responsibilities to include the provision of geological consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and the supervision of office staff and exploration and mining consultants.  Dr. Carlson, through KGE Management Ltd., was reimbursed at the rate of $2,000 per month. We may terminate this agreement without prior notice based on a number of conditions.  Dr. Carlson or KGE Management Ltd. may terminate the agreement at any time by giving 30 days written notice of their intention to do so.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Miranda Option Agreement provides for Golden Aria to earn an undivided 60% interest in Miranda’s 20-year, 100% interest in sixty-four mineral claims situated in Eureka County, Nevada.  In order to earn this interest, we must carry out certain minimum exploration expenditures on the property and make certain payments to Miranda by December 31, 2008, as set out under “Exploration Expenditures” and “Cash Payments” in this document.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders during the fourth quarter of 2006.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of November 1, 2006 there were approximately 50 record owners of the Company’s common stock.  The common stock is trading on the National Association of Securities Dealers’ OTC Bulletin Board under the symbol “GARA”.  Set forth below are the ranges of the high and low bid quotations for the periods indicated as reported by the NASD.  The market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
August 31, 2006	0.25	0.20
November 30, 2006	0.35	0.25

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company’s assets after payment of liabilities.  The Board of Directors is not obligated to declare a dividend.  The Company has not paid any dividends and the Company does not have any current plans to pay any dividends.

SEC Rule 15g

Our Company's shares are covered by Rule 15g of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the SEC.

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

The following disclosure relates to each property that we have an interest in:

Coal Canyon, Cortez Area, Eureka County, Nevada

On April 6, 2005, we acquired an option to earn a 60% interest in mineral claims in Eureka County, Nevada, containing the mineral claims Coal #1 to Coal #64 (BLM-NMC number 847957 to 848020) located in the Coal Canyon, Cortez Area, Eureka County, Nevada, United States of America. Our interest option was acquired by us for costs as set out in note 3 of the audited financial statements. The mineral lease claims are owned by Miranda U.S.A. Inc. pursuant to a 20-year mineral lease dated May 27, 2004. At the present time there are no proven reserves.

Results of Operations for the year ended August 31, 2006

For the year ended August 31, 2006, there were no revenues and there were no revenues for the prior period. For the three-month period ended August 31, 2006, there were no revenues and there were no revenues for the same three-month period ended August 31, 2005.

For the year ended August 31, 2006 we incurred costs and expenses in the amount of $201,607, compared to costs and expenses of $167,683 for the corresponding period in the prior year.

This increase in costs and expenses is attributable to exploration and administrative expenses we incurred in connection with the following:

•

Rent payment in connection with the acquisition of office space. During the year ended August 31, 2006, the Company incurred $8,830 (August 31, 2005: $0); the increase was caused the allocation of costs paid for accounting services and the use of premises used by the President of the Company.

•

During the year ended August 31, 2006, the Company incurred $36,442 (August 31, 2005: $23,000) in accounting and audit; the increase was caused by costs associated with an SB-2 application and the overlap in costs connected with the change of accountants for the preparation of financial statements.

•

The fees paid to a consultant for the year ended August 31, 2006 were $25,660 (August 31, 2005: $9,046); the increase was caused by payments made on a consultancy contract for the whole year as opposed to the payments made part way through the prior year.

•

Exploration costs for the year ended August 31, 2006 amounted to $88,160 when compared to $110,790 for the prior year.  The reduction in expenditure is in line with Company expectations for the year.

Assets

As of August 31, 2006, we had current assets of $165,918 and total assets of $165,919. We had total assets of $340,018 as of August 31, 2005. The decrease in our total assets is primarily attributable to our exploration costs and administrative expenses incurred in the current fiscal year as described above.

Liquidity and Capital Resources

As of August 31, 2006, we had total current assets of $165,918 (August 31, 2005:  $340,017) while our total current liabilities as of August 31, 2006 were $53,093 (August 31, 2005:  $27,101). As a result, on August 31, 2006 we had working capital of $112,825 (August 31, 2005:  $312,916). The decrease in working capital was caused by the Company’s expenditure on exploration and administration costs.

The Company relied on cash on hand previously raised through the issue of equity capital to fund our operations during the year ended August 31, 2006.

The company generates no revenue. We still anticipate the need to raise significant capital through the sale of equity securities on a private or public basis in order to sustain operations, meet our commitments to Miranda U.S.A. Inc and to acquire additional mineral properties. It is uncertain whether we will be able to obtain the necessary capital.

We intend to fund operations and commitments over the next twelve months from our cash on hand, including our capital expenditures, working capital or other cash requirements. We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support the Company’s business plan.  Management intends to raise additional working capital through debt and equity financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

ITEM 7.  FINANCIAL STATEMENTS

GOLDEN ARIA CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Golden Aria Corp.

We have audited the accompanying balance sheet of Golden Aria Corp. as at August 31, 2005 and the statements of stockholders' equity, operations and cash flows for the 281 day period from November 24, 2004 (inception) to August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion in these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Golden Aria Corp. as at August 31, 2005 and the results of its operations and its cash flows for the 281 day period then ended in conformity with U.S. generally accepted accounting principles.

Vancouver, Canada, /s/ Ernst & Young LLP

December 16, 2005 Chartered Accountants

Vellmer & Chang

        Chartered Accountants

    505-815 Hornby Street

  Vancouver, B.C., V6Z 2

  Tel: 604-687-3773

  Fax:  604-687-3778

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GOLDEN ARIA CORP.

(An exploration stage company)

We have audited the balance sheet of Golden Aria Corp. (“the Company”) (an exploration stage company) as at August 31, 2006 and the related statements of stockholders’ equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the Company’s financial statements as of and for the period ended August 31, 2005, the 281 day period from November 24, 2004 (inception) to August 31, 2005 in the statements of stockholders’ equity, operations and cash flows, which were audited by other auditors whose report, dated December 16, 2005, which expressed an unqualified opinion, has been furnished to us.  Our opinion, insofar as it relates to the amounts included for the 281 day period from November 24, 2006 (inception) to August 31, 2005, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements refer to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses from inception and has not generated revenue to date.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“VELLMER & CHANG”

October 27, 2006

Chartered Accountants

GOLDEN ARIA CORP. (An Exploration Stage Company) BALANCE SHEETS (Expressed in U.S. Dollars)
	AUGUST 31	AUGUST 31
	2006	2005
ASSETS

Current
Cash and cash equivalents	$153,329	$338,930
Prepaid expenses and deposit	12,589	1,087

Total current assets	165,918	340,017

Mineral properties (Note 3)	1	1

Total Assets	$165,919	$340,018

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$43,793	$4,421
Accrued liabilities	6,225	20,000
Due to related parties (Note 4)	3,075	2,680

Total Current Liabilities	53,093	27,101

STOCKHOLDERS' EQUITY

Share capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share

Issued and outstanding:
13,410,000 common shares at August 31, 2006 and 13,160,000
common shares at August 31, 2005	13,410	13,160
Common stock to be issued (Note 3(c))	-	250

Additional paid-in capital	467,190	467,190

Deficit accumulated during the exploration stage	(367,774)	(167,683)

Total Stockholders' Equity	112,826	312,917

Total Liabilities and Stockholders' Equity	$165,919	340,018

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO AUGUST 31, 2006
(Expressed in U.S. Dollars)
	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	STOCK TO BE ISSUED	DEFICIT ACCUMULATED DURING EXPLORATION STAGE	TOTAL STOCKHOLDERS' EQUITY
Balance November 24, 2004 (Inception)	-	-	$-	$-	$-	$-
Issuance of common stock for cash	10,935,000	10,935	98,415	-	-	109,350
at $0.01 per share on March 22, 2005
Issuance of common stock for cash	2,225,000	2,225	331,525	-	-	333,750
at $0.15 per share on April 6, 2005
Stock to be issued (Note 3(c))	250,000	-	37,250	250	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	13,410,000	13,160	467,190	250	(167,683)	312,917
Stock issued on September 29, 2005	-	250	-	(250)	-	-
(Note 3(c))
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	13,410,000	$13,410	$467,190	$-	$(367,774)	$112,826
The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP (An Exploration Stage Company) STATEMENTS OF OPERATIONS (Expressed in U.S. Dollars)
	YEAR ENDED AUGUST 31, 2006	NOVEMBER 24, 2004 (INCEPTION) TO AUGUST 31, 2005	CUMULATIVE PERIOD FROM NOVEMBER 24, 2004 (INCEPTION) TO AUGUST 31, 2006
Expenses
Accounting and audit	$36,442	$23,000	$59,442
Bank charges and exchange loss	236	63	299
Consulting (Note 4)	25,660	9,046	34,706
Exploration costs and option payment	88,160	110,790	198,950
Fees and dues	86	3,605	3,691
Legal	36,751	20,208	56,959
Office and miscellaneous	5,442	84	5,526
Rent	8,830	-	8,830
Travel	-	887	887

Total expenses	201,607	167,683	369,290

Loss for the period before other income	(201,607)	(167,683)	(369,290)

Other income
Interest income	1,516	-	1,516

Net loss for the period	$(200,091)	$(167,683)	$(367,774)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	13,390,82	10,500,765

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (Expressed in U.S. Dollars)
	YEAR ENDED AUGUST 31, 2006	NOVEMBER 24, 2004 (INCEPTION) TO AUGUST 31, 2005	CUMULATIVE PERIOD FROM NOVEMBER 24, 2004 (INCEPTION) TO AUGUST 31, 2006
Cash flows used in operating activities
Net loss	$(200,091)	$(167,683)	$(367,774)

Adjustment to reconcile net loss to net cash used in operating activities
Stock to be issued for mineral resource property	-	37,500	37,500
Adjusted cash flows used in operating activities	(200,091)	(130,183)	(330,274)

Change in non-cash working capital items:
Prepaid expenses and deposit	(11,502)	(1,087)	(12,589)
Accounts payable	39,372	4,421	43,793
Accrued liabilities	(13,775)	20,000	6,225
Due to related parties	395	2,680	3,075

Net cash used in operating activities	(185,601)	(104,169)	(289,770)

Cash flows used in Investing activities
Mineral resource property acquisition	-	(1)	(1)

Net cash used in investing activities	-	(1)	(1)

Cash flows from financing activities
Proceeds from issuance of common stock	-	443,100	443,100

Net cash from financing activities	-	443,100	443,100

Increase (Decrease) in cash and cash equivalents	(185,601)	338,930	153,329

Cash and cash equivalents, beginning of period	338,930	-	-

Cash and cash equivalents, end of period	$153,329	$338,930	$153,329

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
August 31, 2006
(Expressed in U.S. Dollars)

1.

Incorporation

The Company was formed of November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004.  The Company is an exploration stage company engaged in the acquisition and exploration of mineral properties.  The company has not yet determined whether these properties contain reserves that are economically recoverable.  The Company has an office in Vancouver, B.C., Canada.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that we will be able to realize our assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred operating losses since inception and further losses are anticipated in the development of our business. As of August 31, 2006, we have not generated any revenue and require additional financing to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost.  These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management plans to fund its future operation by obtaining additional financing. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

2.

Significant Accounting Policies

(a)

Principles of Accounting

These financials statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

(b)

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As of August 31, 2006, cash and cash equivalents consist of cash only.

(c)

Mineral Properties and Exploration Expenses

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  As at August 31, 2006, the Company did not have proven reserves.

Cost of initial acquisition of mineral rights and concessions are reflected at the Company’s proportionate interest in such activities and are expensed if the Company has no mineral reserves.

Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities and are expensed if the Company has no mineral reserve.

Cost related to future retirement obligations associated with the Company’s mineral properties is accounted for a described in note 2 (j).

(d)

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

(e)

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period.  The Company has adopted SFAS No.128 “Earnings Per Share”. Diluted loss per share is equivalent to basis loss per share because there are no dilutive securities.

(f)

Foreign Currency Translations

The Company’s operations are located in the United States of America and it has an office in Canada.  The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense that was acquired or incurred in a foreign currency is translated into U.S. dollars by the using of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are translated at the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

(g)

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value.  These financial instruments include cash and cash equivalents, , accounts payable, accrued liabilities and due to related parties.  Fair values were assumed to approximate carry values for these financial instruments, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuation of the currency in which the Company operates and the U.S. dollars.

(h)

Income Taxes

The Company has adopted statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

(i)

Long-Lived Assets Impairment

Long-term assets of the Company are reviewed for impairment when circumstances indicate the carrying value may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(j)

Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s mineral properties.  The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate.  This liability is capitalized as part of the cost of the related asset and amortized over its productive life.  The liability accretes until the Company settles the obligation.  As of August 31, 2006, the Company had no asset retirement obligation.

(k)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners.

(l)

Concentration of credit risk

The Company places its cash and cash equivalents with high credit quality financial institution.  As of August 31, 2006, the Company had approximately $58,000 in a bank beyond insured limit (August 31, 2005: $255,000).

(m)

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

3.

Mineral Properties

As of April 6, 2005, the Company entered into an Exploration Agreement with an Option to Joint Venture (the “Agreement”) with Miranda U.S.A. Inc. (“Miranda”) for the Company to acquire an undivided 60% interest in a mineral lease containing the mineral claims Coal#1 to Coal #64 (BLM-NMC number 847957 to 848020) located in the Coal Canyon, Cortez Area, Eureka County, Nevada United States of America.  Miranda’s interest in the property is held by way of a 20 year mining lease dated May 27, 2004 from Nevada North Resources (U.S.A.) Inc.

The expenditures required to acquire the 60% are as follows:

(a)

Exploration Expenditures

Expending $1,000,000 in Exploration Expenditures on the property within a period of 4 years from the effective date April 6, 2005. The first year is considered from April 6, 2005 to December 31, 2005. Thereafter, the second through the fourth years of the Agreement shall correspond to calendar years. Minimum expenditures for each year shall be as follows:

By December 31, 2005 (Completed)	$50,000
By December 31, 2006	$100,000
By December 31, 2007	$300,000
By December 31, 2008	$550,000
$1,000,000

The Company has the right to terminate the Agreement at any time without penalty, and without any obligation to make any future expenditure, that would have been required under the Agreement.

Since April 6, 2005, the Company had commenced exploration work on the property and accumulated Exploration Expenditures in the amount of $121,450 had been incurred as at August 31, 2006.  Subsequent to August 31, 2006, further expenditures were made that meet the expenditure requirement for December 31, 2006.

(b)

Cash Payments

Cash payments to maintain the Company's interest in the property each year totaling $200,000 are required to be paid as follows:

April 6, 2005 (paid)	$15,000
March 25, 2006 (paid)	$25,000
March 25, 2007	$25,000
March 25, 2008	$35,000
March 25, 2009	$100,000
$200,000

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

(d)

Lease Payments

The Company agreed to assume and discharge all obligations set forth in the Nevada North Lease, including but not limited to, payment of the following advanced minimum royalties to Nevada North Resources:

May 27, 2005 (paid)	$6,250
May 27, 2006 (paid)	$6,250
May 27, 2007	$10,000
May 27, 2008	$10,000
$32,500

4.

Related Party Transactions

In the year ended August 31, 2006, the Company incurred $25,660 (August 31, 2005: $9,046) and $6360 (August 31, 2005: $Nil); of consulting fees and office rent, respectively to companies controlled by a director of the Company. At August 31, 2006, the Company owed $3,075 (August 31, 2005: $2,680) to directors and a company controlled by a director of the Company.  The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

5.

Segmented Information

The Company’s business is considered as operating in one segment (North America) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.  The Company’s assets by geographical location are as follows:

Assets by Geographical Location	2006	2005
Canada	$153,329	$340,017
United States	12,590	1
Total	$165,919	$340,018

6.

Commitments - Other

The Company has entered into a month-to-month rental arrangement for office space in Vancouver, British Columbia, Canada for $500 per month with a company related to a director of the Company.

On May 25, 2006, the Company has entered into a contract with Hurricane Corporate Services Ltd, an arms-length party, to provide administrative services to the Company for $2,800 per month commencing June 1, 2006.

7.

Income Tax Note

The Company's provision for income taxes comprise of the following:

	2006	2005
Current Tax Provision	$ Nil	$ Nil
Deferred Tax Provision	$ Nil	$ Nil
Tax Expense	$ Nil	$ Nil
	$ Nil	$ Nil

Rate Reconciliation

Income taxes vary from the amount that would be computed by applying the statutory federal income tax rate of 35% for the following reasons:

	2006	2005
U.S. Federal Statutory Rate	$ (71,000)	$ (58,689)
Change in Valuation Allowance	71,000	58,689
Tax Expenses	$ Nil	$ Nil

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

Deferred Tax Assets:	2006	2005
Net Operating Loss Carry forward	$ 61,000	$ 21,252
Mineral Property Basis	39,000	29,528
Mining Exploration Costs	25,000	2,221
Advanced Royalties	4,000	2,188
Accruals	1,000	3,500
	$ 130,000	$ 58,689
Valuation Allowance	$(130,000)	$(58,689)
Net Deferred Tax Assets	$ -	$ -

Changes in the valuation allowance relate primarily to net operating losses, resources expenditures and others which are not currently recognized.  The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising there from because at this time management believes it is more likely than not that the benefits will not be realized in future year.

For tax purpose, as of August 31, 2006, the Company has operating loss carry forwards of approximately $175,000 which expire in 2025 through 2026

ITEM 8.  CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

Effective on July 25, 2006, Velmer & Chang, Chartered Accountants, have been retained to provide Auditors' Reports on the annual financial statements of the Company for the fiscal year end 2006, and to conduct review engagements on the Company's non-annual quarterly financial statements on an ongoing basis thereafter.  The change of accountant was approved by majority consent of the board of directors.  We have contacted our former accountant, Ernst & Young LLP, Chartered Accountants, for dismissal of its services and there are no disagreements between us and the former accountant, Ernst & Young LLP, whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their report from our inception to July 25, 2006.  The former accountant’s report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty, auditing scope or accounting principles

Prior to engaging the new accountant, we did not consult with it regarding any accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

We filed a copy of their response with the Securities & Exchange Commission when we filed our 8K reporting on the above changes in our certifying accountant.  The response to the Securities and Exchange Commission was as follows: “We have read the statements about our firm included under Item 4.01 of the Form 8-K of Golden Aria Corp. dated July 25, 2006 (sic) which are reproduced above in this Item 8 and we are in agreement with the statements concerning our firm in such Form 8-K.

Controls and Procedures

Based on the most recent evaluation as of the end of the period covered by this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective.  There were not any changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.  The Company is presently unable to provide segregates of duties within the Company as a means of internal control.  As a result, the Company is presently relying on overriding management short-term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE COMPANY

Officers and Directors

Each of our directors is elected by stockholders to a term of one year and serves until his or her successor is elected and qualified.  Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Full Name and Resident Address	Age	Positions
Gerald Carlson Vancouver, British Columbia, Canada	59	President, Principal Executive Officer & Director
Diane Rees Vancouver, British Columbia, Canada	49	Director, Chief Financial Officer, (Principal Accounting Officer), Secretary, Treasurer & Director
Chris Bunka Kelowna, British Columbia, Canada	46	Chairman, Chief Executive Officer & Director

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

Gerald Carlson, Director and President

Dr. Carlson has served as our President and as one of our directors since March 2005.  Dr. Carlson has devoted approximately 15% of his professional time to our business and intends to continue to devote this amount of time in the future, or more if required by corporate events.

From March 1999 to present, Dr. Carlson has been the President and Co-Founder of Copper Ridge Explorations Inc., a publicly listed company located in Vancouver, British Columbia and a junior explorer with exploration projects in Alaska, Yukon, British Columbia and Mexico, currently focused on iron oxide copper-gold targets in the Yukon.

From February 1999 to present Dr. Carlson has been Chairman of IMA Exploration Inc., a publicly listed junior exploration company headquartered in Vancouver, British Columbia with active exploration projects in Argentina and Peru, currently developing the new Navidad silver discovery in Argentina.

From February 2000 to October 2004, Dr. Carlson was the President of Nevada Star Resource Corp., a publicly listed company located in Vancouver, British Columbia, exploring for nickel-copper-PGEs (platinum group metals) in Alaska.

Dr. Carlson received his PhD. through Dartmouth College in 1978, his M.Sc. from Michigan Technological University in 1974, and a BSc. from the University of Toronto, majoring in Geological Engineering in 1969.

Diane Rees, Director, Secretary Treasurer and Chief Financial Officer

Ms. Rees has served as our Secretary Treasurer and one of our directors since November 2004.  Ms. Rees has devoted approximately 5% of her professional time to our business and intends to continue to devote this amount of time in the future or more as required.

From 1997 to present she has been a project co-ordinator at Karmel Capital Corporation, a private company located in Vancouver, British Columbia.  Ms. Rees took the Canadian Securities Course in 1985, accounting, data processing, law, economics and business math courses at the University of British Columbia and via correspondence from 1979 to 1981, and business finance, management in industry and principals of supervision courses at the B.C. Institute of Technology from 1982 to 1984.

Chris Bunka, Chairman of the Board and Chief Executive Officer

Mr. Bunka has served as one of our directors since November 2004.  Mr. Bunka has devoted approximately 15% of his professional time to our business and intends to continue to devote this amount of time in the future, or more as required.

Since 1988 Mr. Bunka has been CEO of CAB Financial Services Ltd., a private holding company located in Kelowna, Canada.  He is a venture capitalist and corporate consultant.  He is also a business commentator and has provided business updates to Vancouver radio station CKWX from 1998 to present.  He has also written business and investment articles published in various North American publications.

From 1999 to 2002, Mr. Bunka was President and CEO of Secure Enterprise Solutions (symbol SETP-OTC) (formerly Newsgurus.com, symbol NGUR-OTC).  The company subsequently changed its name to Edgetech Services and trades on the OTC with the symbol EDGH.  Newsgurus.com was a web-based media company.  Secure Enterprise Solutions moved into Internet-based computer security products and services and was subsequently purchased by Edgetech Services.

Committees of the Board

We do not have an audit or compensation committee at this time.

Family Relationships

There are no family relationships between any director or executive officer.

Conflicts of Interest

Some of the directors and officers of the Company are or may become directors or officers of other similar companies engaged in mineral exploration.  In this regard, properties may be offered to both us and these other companies, which could result in our director or officer having a conflict of interest.  In order to avoid the possible conflict of interest which may arise between the directors’ duties to the Company and their duties to the other companies on whose boards they serve, the directors and officers of the Company have agreed to the following:

1.

the potential conflict of interest would be declared and the director or officer would abstain from voting on any matter in which he/she has a potential conflict.

2.

participation in other business ventures offered to the directors will be allocated between the various companies and on the basis of prudent business judgment and the relative financial abilities and needs of the companies to participate;

3.

no commissions or other extraordinary consideration will be paid to such directors and officers; and

4.

business opportunities formulated by or through other companies in which the directors and officers are involved will not be offered to the Company except on the same or better terms than the basis on which they are offered to third party participants.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and directors have: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee.  The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act.  The board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee.  Our Company is, at present, a start-up company and has realized limited revenue from our business operations.  However, we are seeking to locate a financial expert for our Audit Committee.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

Golden Aria Corp.
#604 – 700 West Pender Street
Vancouver, BC
Canada  V6C 1G8

ITEM 10.  EXECUTIVE COMPENSATION

Gerald Carlson, through his management company, KGE Management Ltd., is compensated at the rate of $2,000 per month. Diane Rees and Chris Bunka were not compensated for their services and there are no plans to compensate them in the near future until such time as we generate sufficient revenue to do so.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to a proceeding, including any lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is being indemnified, we must indemnify him against all expenses incurred, including attorney's fees.  With respect to a derivative action, indemnity may also be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors and officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of November 1, 2006, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering.  The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares:

The persons named below may be deemed to be a parent and promoter of our company within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct and indirect stock holdings.  Mr. Carlson, Ms. Rees and Mr. Bunka are the only promoters of our company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Piranha Investment Corporation, Panama City, Panama	1,300,000 common shares	9.69%
Gerald Carlson Vancouver, BC, Canada	600,000 common shares	4.47%
Diane Rees Vancouver, BC, Canada	50,000 common shares	0.37%
Chris Bunka Kelowna, BC, Canada	500,000 common shares	3.73%
Directors and Executive Officers as a Group	1,150,000 common shares	8.57%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in our control of the Company.

Equity Compensation Plans

We have no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.  In future, should there be a related party transaction, we would be governed by procedures as set out under “Conflict of Interest” and any such transactions would be on terms at least as favourable to the company as would be available from unrelated parties.

ITEM 13. EXHIBITS

Exhibits

The following Exhibits are incorporated herein or by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-130934 on January 10, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1*	Articles of Association
3.2*	Bylaws
4.1*	Specimen Stock Certificate
31.1	Rule 13a-14(a)/15d-14(a) Certifications (appended to the end of this 10-KSB)
32.1	Section 1350 Certifications (appended to the end of this 10-KSB)

*

Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on January 10, 2006.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fee.

The aggregate fees billed by our previous auditor, Ernst & Young LLP, for services rendered for auditing and reviewing our financial statements for the 2005 fiscal year was $17,500.  The aggregate fees for preparing and reviewing our quarterly reports for 2006 is $15,400.  Our current accountant, Vellmer & Chang, rendered its services for auditing our financial statements for the 2006 fiscal year for $13,700.

(2)   Audit Related Fees.

There have been no audit related fees billed by our accountants from the inception of our Company to our fiscal year end of August 31, 2006.

(3)   Tax Fees.

There have been no tax fees billed by our accountants from the inception of our Company to our fiscal year end of August 31, 2006.

(4)   All Other Fees.

There have been no other fees billed by our accountants from the inception of our Company to our fiscal year end of August 31, 2006.

(5)   It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6)   Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of December, 2006.

GOLDEN ARIA CORP. (Registrant) By: /s/Gerald Carlson Gerald Carlson President and a member of the Board of Directors (who also performs the function of principal Chief Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Gerald Carlson Gerald Carlson President, Principal Executive Officer and a member of the Board of Directors (who also performs the function of Principal Chief Executive Officer) December 5, 2006

/s/Diane Rees

Diane Rees
Chief Financial Officer, Secretary, Treasurer and a member of the Board of Directors (who also performs the function of Principal Financial Officer and Principal Accounting Officer)
December 5, 2006

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Gerald Carlson, the President (Principal Executive Officer) and Director of Golden Aria Corp., certify that:

1.

I have reviewed this report on Form 10-KSB of GOLDEN ARIA CORP.;

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

Date December 5, 2006

By:	/s/Gerald Carlson Gerald Carlson President (Principal Executive Officer) and member of the Board of Directors

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Diane Rees, Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Golden Aria Corp., certify that:

1.

I have reviewed this report on Form 10-KSB of GOLDEN ARIA CORP.;

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

Date: December 5, 2006

By:	/s/Diane Rees Diane Rees Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and member of the Board of Directors

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Chris Bunka, the Chairman, Chief Executive Officer and Director of Golden Aria Corp., certify that:

1.

I have reviewed this report on Form 10-KSB of GOLDEN ARIA CORP.;

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

Date: December 5, 2006

By:	/s/Chris Bunka Chris Bunka Chairman, Chief Executive Officer and member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Gerald Carlson, President, (Principal Executive Officer) and Director of Golden Aria Corp. certify that the Annual Report on Form 10-KSB (the "Report") for the year ended August 31, 2006, filed with the Securities and Exchange Commission on the date hereof:

(i)

fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)

 the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

Date: December 5, 2006

By:	/s/Gerald Carlson Gerald Carlson President (Principal Executive Officer) and a member of the Board of Directors

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Diane Rees, Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Golden Aria Corp. certify that the Annual Report on Form 10-KSB (the "Report") for the year ended August 31, 2006, filed with the Securities and Exchange Commission on the date hereof:

(i)

fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)

the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

Date: December 5, 2006

By:	/s/Diane Rees Diane Rees Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Golden Aria Corp. and will be retained by Golden Aria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.