Form 10QSB
period 2006-11-30
Golden Aria Corp.
filed 2007-01-12
CIK 1346022

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended November 30, 2006

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-130934

GOLDEN ARIA CORP.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1970188 (IRS Employer Identification No.)
#604 – 700 West Pender Street, Vancouver, British Columbia, Canada V6C 1G8 (Address of principal executive offices)
(604) 602-1633 (Issuer's Telephone Number)
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

Outstanding as of January 8, 2007: 13,410,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended November 30, 2006:

(a)	Unaudited Interim Balance Sheets as of November 30, 2006 and November 30, 2005	F-1
(b)	Unaudited Interim Statements of Operations for the three month period ended November 30, 2006 and 2005 and the Cumulative Period from Inception on November 24, 2004 to November 30, 2006	F-2
(c)	Unaudited Interim Statements of Cash Flows for the three months ended November 30, 2006 and 2005 and the Cumulative Period from Inception on November 24, 2004 to November 30, 2006	F-3
(d)	Unaudited Interim Statements of Changes in Stockholders' Equity for the Period from Inception on November 24, 2004 to November 30, 2006	F-4
(e)	Notes to Unaudited Interim Financial Statements	F-5

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

GOLDEN ARIA CORP.

(An Exploration Stage Company)

INTERIM UNAUDITED FINANCIAL STATEMENTS

November 30, 2006

(Unaudited)
(Expressed in U.S. Dollars)

GOLDEN ARIA CORP. (An Exploration Stage Company) BALANCE SHEETS (Expressed in U.S. Dollars)
	NOVEMBER 30	AUGUST 31
	2006	2006
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	$121,679	$153,329
Prepaid expenses and deposit	9,031	12,589
Total current assets	130,710	165,918
Mineral properties (Note 4)	1	1
Total Assets	$130,711	$165,919
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable	$12,544	$43,793
Accrued liabilities	18,189	6,225
Due to related parties (Note 5)	-	3,075
Total Current Liabilities	30,733	53,093
STOCKHOLDERS' EQUITY
Share capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
13,410,000 common shares	13,410	13,410
Additional paid-in capital	467,190	467,190
Deficit accumulated during the exploration stage	(380,622)	(367,774)
Total Stockholders' Equity	99,978	112,826
Total Liabilities and Stockholders' Equity	$130,711	165,919

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP. (An Exploration Stage Company) STATEMENTS OF STOCKHOLDERS' EQUITY NOVEMBER 24, 2004 (inception) TO NOVEMBER 30, 2006 (Expressed in U.S. Dollars)
					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	10,935,000	10,935	98,415	-	-	109,350
at $0.01 per share on March 22, 2005
Issuance of common stock for cash	2,225,000	2,225	331,525	-	-	333,750
at $0.15 per share on April 6, 2005
Stock to be issued (Note 4(c))	250,000	-	37,250	250	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	13,410,000	13,160	467,190	250	(167,683)	312,917
Stock issued on September 29, 2005	-	250	-	(250)	-	-
(Note 4(c))
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	13,410,000	$13,410	$467,190	$-	$(367,774)	$112,826
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(12,848)	(12,848)
Balance, November 30, 2006	13,410,000	$13,410	$467,190	$-	$(380,622)	$99,978

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.

(An Exploration Stage Company) STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCEPTION
				November 24, 2004
	THREE MONTHS ENDED			TO
	NOVEMBER 30			NOVEMBER 30,
	2006	2005		2006
Expenses
Accounting and audit	$19,176	$14,000		$78,618
Bank charges and exchange loss	169	50		468
Consulting (Note 5)	6,360	8,250		41,066
Exploration costs and option payment	(27,691)	17,706		171,259
Fees and dues	1,155	-		4,846
Investor relations	3,203	-		3,203
Legal	7,678	6,155		64,637
Office and miscellaneous	244	50		5,770
Rent	4,044	1,605		12,874
Travel	-	-		887
Total expenses	14,338	47,816		383,628
(Loss) for the period before other income	(14,338)	(47,816)		(383,628)
Other income
Interest income	1,490	-		3,006
Net (loss) for the period	$(12,848)	$(47,816	) $	(380,622)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of common shares
outstanding - basic and diluted	13,410,000	13,160,000

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.

(An Exploration Stage Company) STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	THREE MONTHS ENDED		TO
	NOVEMBER 30		NOVEMBER 30,
	2006	2005	2006
Cash flows used in operating activities
Net (loss)	$(12,848)	$(47,816)	$(380,622)
Changes to reconcile loss to net used in operating activities
Stock to be issued for mineral resource property	-	-	37,500
Adjusted cash flows used in operating activities	(12,848)	(47,816)	(343,122)
Change in non-cash working capital items:
Loan receivable	-	(27,727)	-
Prepaid expenses and deposit	3,558	1,087	(9,031)
Accounts payable	(31,249)	(2,616)	12,544
Accrued liabilities	11,964	16,054	18,189
Due to related party	(3,075)	2,140	-
Net cash used in operating activities	(31,650)	(58,878)	(321,420)
Cash flows used in Investing activities
Mineral resource property acquisition	-	(1)	(1)
Net cash used in investing activities	-	(1)	(1)
Cash flows from financing activities
Proceeds from issuance of common stock	-	-	443,100
Net cash from financing activities	-	-	443,100
Increase (Decrease) in cash and cash equivalents	(31,650)	(58,879)	121,679
Cash and cash equivalents, beginning of period	153,329	338,930	-
Cash and cash equivalents, end of period	$121,679	$280,051	$121,679

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
November 30, 2006

(Unaudited)
(Expressed in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of November 30, 2006 and for the three months ended November 30, 2006 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the August 31, 2006 audited annual financial statements and notes thereto. Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ended August 31, 2007.

2.

ORGANIZATION AND BUSINESS

The Company is an independent mining company engaged in the exploration, development and acquisition of mineral properties in the United States and Canada.

The Company was incorporated in the State of Nevada on November 24, 2004.

3.

GOING CONCERN UNCERTAINTY

The accompanying unaudited interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $12,848 for the three months ended November 30, 2006 [net loss for the three months ended November 30, 2005 - $47,816] and as at November 30, 2006 has incurred cumulative losses of $380,622 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependant upon its ability to generate sufficient cash flow to meet it obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company’s shareholders, and ultimately to obtain successful operations. These unaudited interim financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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
$ 1,000,000

The Company has the right to terminate the Agreement at any time without penalty, and without any obligation to make any future expenditures that would have been required under the Agreement, with the exception that if the Company terminates after June 1 in any year, the Company shall be responsible for the federal maintenance fees due in August of that year.

The agreement is subject to a Production Royalty to the underlying vendors, the amount of the Production Royalty being dependent on the price of gold as outlined below:

$275 or less per ounce 2.5%

$275.01 to $375 per ounce 3.0%

$375.01 to $475 per ounce 4.0%

$475.01 or greater 5.0%

At any time during the term of the agreement, the Production Royalty can be purchased down to a minimum of 2% at a rate of US$250,000 for each 0.25% of the Production Royalty purchased.

Since April 6, 2005, the Company had commenced exploration work on the property and accumulated Exploration Expenditures in the amount of $93,759 had been incurred as at November 30, 2006.

(b)

Cash Payments

Annual cash payments to maintain the Company's interest in the property totaling $200,000 are required to be paid as follows:

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
$ 32,500

5.

RELATED PARTIES

In the three month period ended November 30, 2006, the Company incurred $6,360 (November 30, 2005: $8,250) and $1,595 (November 30, 2005: $1,605); of consulting fees and office rent, respectively, to companies controlled by a director of the Company. At November 30, 2006, the Company owed $Nil (November 30, 2005: $4,820) to directors and a company controlled by a director of the Company.  The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

6.

COMMITMENTS - OTHER

The Company has entered into a month-to-month rental arrangement for office space in Vancouver, British Columbia, Canada for $530 per month.

On May 25, 2006, the Company has entered into an administration contract with Hurricane Corporate Services Ltd, an arms-length party, to provide administrative services to the Company for $2,800 per month commencing June 1, 2006.

7.

SUBSEQUENT EVENTS

On December 5, 2006, the Company entered into a Rotary Drilling Agreement (“Agreement”) with Lang Exploratory Drilling to engage the drilling of Coal Canyon property in Eureka County, Nevada.  Pursuant to the Agreement, the Company was required to make $75,000 deposit to be used against the cost of proposed drilling service. The drill program was completed during the period December 11 to December 18, 2006, inclusive.

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

Results of Operations for the year ended August 31, 2006

For the quarter ended November 30, 2006, there were no revenues and there were no revenues for the same three-month period in the prior year.

For the quarter ended November 30, 2006 we incurred costs and expenses in the amount of $14,338, compared to costs and expenses of $47,816 for the corresponding period in the prior year.

This decrease in costs and expenses is attributable to exploration and administrative expenses we incurred in connection with the following:

•

Exploration costs for the quarter ended November 30, 2006 amounted to $(27,691) when compared to $17,706 for the same period in the prior year.  The reduction in expenditure was caused by the supplier forgiving expenses that were previously accrued.

•

Rent payment in connection with the acquisition of office space. During the quarter ended November 30, 2006, the Company incurred $4,044 (November 30, 2005: $1,605); the increase was caused the allocation of costs paid for accounting services and the use of premises used by the President of the Company.

•

During the year quarter ended November 30, 2006, the Company incurred $3,203 (November 30, 2005: $0) for Investor Relations.

•

The fees paid to for audit and accounting for the quarter ended November 30, 2006 were $19,176 (November 30, 2005: $14,000); the increase was caused by payments made for accounting services.

Liquidity and Capital Resources

As of November 30, 2006, we had total current assets of $130,710 (August 31, 2006:  $165,918) while our total current liabilities as of November 30, 2006 were $30,733 (August 31, 2006:  $53,093). As a result, on November 30, 2006 we had working capital of $99,977 (August 31, 2006:  $112,825). The decrease in working capital was caused by the Company’s expenditure on exploration and administration costs.

The Company relied on cash on hand previously raised through the issue of equity capital to fund our operations during the quarter ended November 30, 2006.

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

Revenue Recognition

The company has no revenue.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Chris Bunka, and Chief Financial Officer, Ms. Diane Rees. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended May 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding as at November 30, 2006. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2006.

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

Dated: January 13, 2007

GOLDEN ARIA CORP.

/s/ "Gerald Carlson" Gerald Carlson President (Principal Executive Officer) and member of the Board of Directors 1/13/2007
/s/ "Diane Rees" Diane Rees Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and member of the Board of Directors 1/13/2007
/s/ "Chris Bunka" Chris Bunka Chairman, Chief Executive Officer and member of the Board of Directors 1/13/2007

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

Date January 13, 2007

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

Date: January 13, 2007

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

Date: January 13, 2007

By:	/s/ "Chris Bunka" Chris Bunka Chairman, Chief Executive Officer and member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Gerald Carlson, President, (Principal Executive Officer) and Director of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended November 30, 2006, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

Date: January 13, 2007

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Diane Rees, Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended November 30, 2006, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

Date: January 13, 2007

By:	/s/ "Diane Rees" Diane Rees Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Golden Aria Corp. and will be retained by Golden Aria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.