Form 10QSB
period 2007-02-28
Golden Aria Corp.
filed 2007-04-13
CIK 1346022

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended February 28, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended February 28, 2007:

(a)	Unaudited Interim Balance Sheets as of February 28, 2007 and August 31, 2006	F-1
(b)	Unaudited Interim Statements of Operations for the three month period ended February 28, 2007 and 2006 and the Cumulative Period from Inception on November 24, 2004 to February 28, 2007	F-2
(c)	Unaudited Interim Statements of Cash Flows for the three months ended February 28, 2007 and 2006 and the Cumulative Period from Inception on November 24, 2004 to February 28, 2007	F-3
(d)	Unaudited Interim Statements of Changes in Stockholders' Equity for the Period from Inception on November 24, 2004 to February 28, 2007	F-4
(e)	Notes to Unaudited Interim Financial Statements	F-5

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2007 are not necessarily indicative of the results that can be expected for the full year.

2

GOLDEN ARIA CORP.

(An Exploration Stage Company)

INTERIM UNAUDITED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)
(Expressed in U.S. Dollars)

GOLDEN ARIA CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in U.S. Dollars)

	FEBRUARY 28,	AUGUST 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	$23,427	$153,329
Prepaid expenses and deposit	5,490	12,589
Total current assets	28,917	165,918
Mineral properties (Note 4)	1	1
Total Assets	$28,918	$165,919
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable	$46,373	$43,793
Accrued liabilities	7,000	6,225
Due to related parties (Note 5)	27,200	-
Total Current Liabilities	80,573	50,018
STOCKHOLDERS' EQUITY (DEFICIENCY)
Share capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
13,410,000 common shares	13,410	13,410
Additional paid-in capital	467,190	467,190
Deficit accumulated during the exploration stage	(532,255)	(367,774)
Total Stockholders' Equity (Deficiency)	(51,655)	112,826
Total Liabilities and Stockholders' Equity	$28,918	162,844

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
NOVEMBER 24, 2004 (inception) TO FEBRUARY 28, 2007
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	10,935,000	10,935	98,415	-	-	109,350
at $0.01 per share on March 22, 2005
Issuance of common stock for cash	2,225,000	2,225	331,525	-	-	333,750
at $0.15 per share on April 6, 2005
Stock to be issued (Note 4(c))	250,000	-	37,250	250	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	13,410,000	13,160	467,190	250	(167,683)	312,917
Stock issued on September 29, 2005	-	250	-	(250)	-	-
(Note 4(c))
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	13,410,000	13,410	467,190	-	(367,774)	112,826
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(164,481)	(164,481)
Balance, February 28, 2007	13,410,000	$13,410	$467,190	$-	$(532,255)	$(51,655)

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					November 24, 2004
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	FEBRUARY 28,		FEBRUARY 28,		FEBRUARY 28,
	2007	2006	2007	2006	2007
Expenses
Accounting and audit	$10,218	$4,148	$29,395	$18,148	$88,837
Bank charges and exchange loss	233	18	402	68	701
Consulting (Note 5)	6,360	6,420	12,720	14,670	47,426
Exploration costs and option payment	121,943	-	94,251	17,706	293,201
Fees and dues	864	117	2,019	117	5,710
Investor relations	(250)	-	2,953	-	2,953
Legal	5,206	10,611	12,885	16,766	69,844
Office and miscellaneous	(609)	-	(366)	50	5,160
Rent	5,629	1,605	9,672	3,210	18,502
Travel	2,381	-	2,381	-	3,268
Total expenses	151,975	22,919	166,312	70,735	535,602
(Loss) for the period before other income	(151,975)	(22,919)	(166,312)	(70,735)	(535,602)
Other income
Interest income	342	-	1,831	-	3,347
Net (loss) for the period	$(151,633)	$(22,919)	$(164,481)	$(70,735)	$(532,255)
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.05)
Weighted average number of common shares
outstanding - basic and diluted	13,410,000	13,410,000	13,410,000	13,371,326	9,839,952

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	SIX MONTHS ENDED		TO
	FEBRUARY 28,		FEBRUARY 28,
	2007	2006	2007
Cash flows used in operating activities
Net (loss)	$(164,481)	$(70,735)	$(532,255)
Changes to reconcile loss to net used in operating activities
	-	-	37,500
Adjusted cash flows used in operating activities	(164,481)	(70,735)	(494,755)
Change in non-cash working capital items:
	7,099	1,087	(5,490)
	2,580	11,758	46,373
	775	14,634	7,000
	2,755	4,280	5,830
Net cash used in operating activities	(151,272)	(38,976)	(441,042)
Cash flows used in Investing activities
Mineral resource property acquisition	-	-	(1)
Net cash used in investing activities	-	-	(1)
Cash flows from financing activities
Proceeds from issuance of common stock	-	-	443,100
Due to related parties	21,370	-	21,370
Net cash from financing activities	21,370	-	464,470
Increase (Decrease) in cash and cash equivalents	(129,902)	(38,976)	23,427
Cash and cash equivalents, beginning of period	153,329	338,930	-
Cash and cash equivalents, end of period	$23,427	$299,954	$23,427

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
February 28, 2007

(Unaudited)
(Expressed in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of February 28, 2007 and for the three and six months ended February 28, 2007 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the August 31, 2006 audited annual financial statements and notes thereto. Operating results for the three and six months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ended August 31, 2007.

2.

ORGANIZATION AND BUSINESS

The Company is an independent mining company engaged in the exploration, development and acquisition of mineral properties in the United States and Canada.

The Company was incorporated in the State of Nevada on November 24, 2004.

3.

GOING CONCERN UNCERTAINTY

The accompanying unaudited interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $164,481 for the six months ended February 28, 2007 [net loss for the six months ended February 28, 2006 - $70,735] and as at February 28, 2007 has incurred cumulative losses of $532,255 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependant upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company’s shareholders, and ultimately to obtain successful operations. These unaudited interim financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

On December 5, 2006, the Company entered into a Rotary Drilling Agreement (“Agreement”) with Lang Exploratory Drilling to engage the drilling of Coal Canyon property in Eureaka County, Nevada.  Pursuant to the Agreement, the Company was required to make $75,000 deposit to be used against the cost of proposed drilling service. The drill program was completed during the period December 11 to December 18, 2006, inclusive.

Since April 6, 2005, the Company had commenced exploration work on the property and accumulated Exploration Expenditures in the amount of $215,702 had been incurred as at February 28, 2007.

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
$ 32,500

5.

RELATED PARTIES

In the three month period ended February 28, 2007, the Company incurred $6,360 (February 28, 2006: $6,420) and $3,190 (February 28, 2006: $1,605); of consulting fees and office rent, respectively, to companies controlled by a director of the Company for the above noted consulting fees and office rents. At February 28, 2007, the Company owed $5,830 (February 28, 2006: $6,110) to directors and a company controlled by a director of the Company.  The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

During the 2nd quarter, $21,370 was advanced to the Company by a company controlled by a director of the Company and remained unpaid as at February 28, 2007.  The amount due to related parties is unsecured, non-interest bearing and due on demand.

6.

COMMITMENTS - OTHER

The Company has entered into a month-to-month rental arrangement for office space in Vancouver, British Columbia, Canada for $530 per month.

On May 25, 2006, the Company has entered into an administration contract with Hurricane Corporate Services Ltd, an arms-length party, to provide administrative services to the Company for $2,860 per month commencing June 1, 2006.

7.

SUBSEQUENT EVENTS

(a)

On March 15, 2007, the Company entered into a Memorandum of Understanding (“MOU”) with 0743608 B.C. Ltd. (“0743608”), a company controlled by a director of the Company, to affect the sale of an oil & gas property interest at Queensdale from 0743608 to the Company.  The Company agrees to pay CAD$500,000 and 1,000,000 shares in the common stock for all its interest, including cash flows from the date of the MOU forward.  The Company will earn a 15% before payout (7.5% after payout) interest in the Queensdale wells and will also have the option to participate in further Queensdale field development.

(b)

On March 23, 2007, the Company terminated the Exploration Agreement with an Option for Joint Venture (the "Agreement") with Miranda U.S.A. Inc. ("Miranda").

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

The following disclosure relates to each property that we have an interest in:

Coal Canyon, Cortez Area, Eureka County, Nevada

On April 6, 2005, we acquired an option to earn a 60% interest in mineral claims in Eureka County, Nevada, containing the mineral claims Coal #1 to Coal #64 (BLM-NMC number 847957 to 848020) located in the Coal Canyon, Cortez Area, Eureka County, Nevada, United States of America. Our interest option was acquired by us for costs as set out in note 4 of the unaudited interim financial statements. The mineral lease claims are owned by Miranda U.S.A. Inc. pursuant to a 20-year mineral lease dated May 27, 2004. At the present time there are no proven reserves.

On March 23, 2007, the Company terminated the above noted Option Agreement with Miranda U.S.A. Inc.

Results of Operations for the quarter ended February 28, 2007

For the quarter ended February 28, 2007, there were no revenues and there were no revenues for the same three-month period in the prior year.

For the quarter ended February 28, 2007 we incurred costs and expenses in the amount of $151,975, compared to costs and expenses of $22,919 for the corresponding period in the prior year.

This increase in costs and expenses is attributable to exploration and administrative expenses we incurred in connection with the following:

•

Exploration costs for the quarter ended February 28, 2007 amounted to $121,943 when compared to $0 for the same period in the prior year.  The increase in costs was associated with final drilling costs of the Company’s exploration property.  The Company has concluded after this exploration phase to abandon the property and terminate its relationship with the Operator.

•

Rent payment in connection with the acquisition of office space. During the quarter ended February 28, 2007, the Company incurred $5,629 (February 28, 2006: $1,605); the increase was caused by the allocation of costs paid for accounting services and the use of premises used by the President of the Company.

•

The fees paid to for audit and accounting for the quarter ended February 28, 2007 were $10,218 (February 28, 2006: $4,148); the increase was caused by payments made for accounting services.

Liquidity and Capital Resources

As of February 28, 2007, we had total current assets of $28,917 (August 31, 2006:  $165,918) while our total current liabilities as of February 28, 2007 were $80,573 (August 31, 2006:  $53,093). As a result, on February 28, 2007 we had a working capital deficit of $51,656 (August 31, 2006:  a working capital of $112,825). The decrease in working capital was caused by the Company’s expenditure on exploration and administration costs.

The Company relied on cash on hand previously raised through the issue of equity capital to fund our operations during the quarter ended February 28, 2007.

The company generates no revenue. We still anticipate the need to raise significant capital through the sale of equity securities on a private or public basis in order to sustain operations. It is uncertain whether we will be able to obtain the necessary capital.

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

Revenue Recognition

The company has no revenue.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Chris Bunka. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended February 28, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

5

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding as at February 28, 2007. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

*Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated

January 10, 2006.

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2007

GOLDEN ARIA CORP.

/s/ "Gerald Carlson" Gerald Carlson President (Principal Executive Officer) and member of the Board of Directors 4/12/2007

/s/ "Chris Bunka" Chris Bunka Chairman, Chief Executive Officer and member of the Board of Directors 4/12/2007

7

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

Date April 12, 2007

By:	/s/ "Gerald Carlson" Gerald Carlson President (Principal Executive Officer) and member of the Board of Directors

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Chris Bunka, Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Golden Aria Corp., certify that:

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

Date: April 12, 2007

By:	/s/ "Chris Bunka" Chris Bunka Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and member of the Board of Directors

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

Date: April 12, 2007

By:	/s/ "Chris Bunka" Chris Bunka Chairman, Chief Executive Officer and member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Gerald Carlson, President, (Principal Executive Officer) and Director of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended February 28, 2007, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

Date: April 12, 2007

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Chris Bunka, Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended February 28, 2007, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

Date: April 12, 2007

By:	/s/ "Chris Bunka" Chris Bunka Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Golden Aria Corp. and will be retained by Golden Aria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.