Form 10QSB
period 2007-05-31
Golden Aria Corp.
filed 2007-07-05
CIK 1346022

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended May 31, 2007

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

Outstanding as of May 31, 2007: 14,295,480 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended May 31, 2007:

(a)	Unaudited Interim Balance Sheets as of May 31, 2007 and August 31, 2006	F-1
(b)	Unaudited Interim Statements of Operations for the three month period ended May 31, 2007 and 2006 and the Cumulative Period from Inception on November 24, 2004 to May 31, 2007	F-2
(c)	Unaudited Interim Statements of Cash Flows for the nine months ended May 31, 2007 and 2006 and the Cumulative Period from Inception on November 24, 2004 to May 31, 2007	F-3
(d)	Unaudited Interim Statements of Changes in Stockholders' Equity for the Period from Inception on November 24, 2004 to May 31, 2007	F-4
(e)	Notes to Unaudited Interim Financial Statements	F-5

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

2

GOLDEN ARIA CORP.

(An Exploration Stage Company)

INTERIM UNAUDITED FINANCIAL STATEMENTS

May 31, 2007

(Unaudited)
(Expressed in U.S. Dollars)

GOLDEN ARIA CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in U.S. Dollars)

	MAY 31,	AUGUST 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	$25,630	$153,329
Accounts receivable	38,251	-
Prepaid expenses and deposit	-	12,589
Total current assets	63,881	165,918
Mineral properties (Note 5)	-	1
Oil and gas properties (Note 6)	415,982	-
Total Assets	$479,863	$165,919
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable	$155	$43,793
Accrued liabilities	5,575	6,225
Due to related parties (Note 7)	232,703	3,075
Total Current Liabilities	238,433	53,093
STOCKHOLDERS' EQUITY
Share capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
14,295,480 common shares at May 31, 2007	14,295	13,410
(and 13,410,000 common shares at August 31, 2006)
Additional paid-in capital	954,634	467,190
Deficit accumulated during the exploration stage	(727,499)	(367,774)
Total Stockholders' Equity	241,430	112,826
Total Liabilities and Stockholders' Equity	$479,863	165,919

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
NOVEMBER 24, 2004 (inception) TO MAY 31, 2007
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	10,935,000	10,935	98,415	-	-	109,350
at $0.01 per share on March 22, 2005
Issuance of common stock for cash	2,225,000	2,225	331,525	-	-	333,750
at $0.15 per share on April 6, 2005
Stock to be issued (Note 4(c))	250,000	-	37,250	250	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	13,410,000	13,160	467,190	250	(167,683)	312,917
Stock issued on September 29, 2005	-	250	-	(250)	-	-
(Note 4(c))
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	13,410,000	13,410	467,190	-	(367,774)	112,826
Units issued for cash at $0.25 per share	185,480	185	163,144			163,329
to related parties on March 6, 2007
(included stock based compensation
of $116,959)
Stock issued for property on April 18, 2007	500,000	500	274,500		-	275,000
Units issued for cash at $0.25 per share	200,000	200	49,800			50,000
on April 19, 2007.
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(359,725)	(359,725)
Balance, May 31, 2007	14,295,480	$14,295	$954,634	$-	$(727,499)	$241,430

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
     (An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					November 24, 2004
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	MAY 31,		MAY 31,		MAY 31,
	2007	2006	2007	2006	2007
Revenue
Natural gas and oil revenue	$54,511	$-	$54,511	$-	$54,511
Cost of revenue
Natural gas and oil opreating costs	18,684	-	18,684	-	18,684
Depletion	80,061	-	80,061	-	80,061
Writedown in carrying value of oil and gas property	-		-		-
	98,745	-	98,745	-	98,745
Gross Profit	(44,234)	-	(44,234)	-	(44,234)
Expenses
Accounting and audit	$9,086	18,490	38,480	36,638	97,922
Bank charges and exchange loss	121	29	523	97	822
Consulting (Note 8)	123,319	6,420	136,039	21,090	170,745
Exploration costs and option payment	13,124	25,086	107,375	42,792	306,325
Fees and dues	1,712	-	3,730	117	7,421
Investor relations	-	-	2,953	-	2,953
Legal	3,744	19,985	16,628	36,751	73,587
Office and miscellaneous	(3,686)	11	(4,051)	61	1,475
Rent	4,039	1,605	13,711	4,815	22,541
Travel	-	-	2,381	-	3,268
Total expenses	151,459	71,626	317,769	142,361	687,059
(Loss) for the period before other income	(195,693)	(71,626)	(362,003)	(142,361)	(731,293)
Other income (expense)
Interest income	447	-	2,279	-	3,795
Write off of mineral property	(1)	-	(1)	-	(1)
Net (loss) for the period	$(195,247)	$(71,626)	$(359,725)	$(142,361)	$(727,499)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.07)
Weighted average number of common shares
outstanding - basic and diluted	13,785,510	13,410,000	13,535,197	13,384,359	10,234,966

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	NINE MONTHS ENDED		TO
	MAY 31,		MAY 31,
	2007	2006	2007
Cash flows used in operating activities
Net (loss)	$(359,725)	$(142,361)	$(727,499)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation (Note 8)	116,959	-	116,959
Depletion	80,061	-	80,061
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write off of mineral property	1	-	1
Adjusted cash flows used in operating activities	(162,704)	(142,361)	(492,978)
Change in non-cash working capital items:
Accounts receivable	(38,251)	-	(38,251)
Prepaid expenses and deposit	12,589	(5,077)	-
Accounts payable	(43,638)	23,877	155
Accrued liabilities	(650)	(7,812)	5,575
Due to related parties	8,585	-	11,660
Net cash used in operating activities	(224,069)	(131,373)	(513,839)
Cash flows used in investing activities
Mineral resource properties acquisition	-	-	(1)
Net cash used in investing activities	-	-	(1)
Cash flows from financing activities
Proceeds from issuance of common stock	96,370	-	539,470
Due to related parties
Net cash from financing activities	96,370	-	539,470
Increase (Decrease) in cash and cash equivalents	(127,699)	(131,373)	25,630
Cash and cash equivalents, beginning of period	153,329	338,930	-
Cash and cash equivalents, end of period	$25,630	$207,557	$25,630

The accompanying notes are an integral part of these financial statements

 GOLDEN ARIA CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
May 31, 2007

(Unaudited)
(Expressed in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of May 31, 2007 and for the three and nine months ended May 31, 2007 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the August 31, 2006 audited annual financial statements and notes thereto. Operating results for the three and nine months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ended August 31, 2007.

2.

ORGANIZATION AND BUSINESS

The Company is an independent mining, natural gas and oil company engaged in the exploration, development and acquisition of mineral, natural gas and oil properties in the United States and Canada.

The Company was incorporated in the State of Nevada on November 24, 2004.

3.

GOING CONCERN UNCERTAINTY

The accompanying unaudited interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $359,725 for the nine months ended May 31, 2007 [net loss for the nine months ended May 31, 2006 - $142,361] and as at May 31, 2007 has incurred cumulative losses of $727,499 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

4.     SIGNIFICANT ACCOUNTING POLICIES

(a)

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  Revenues from natural gas production are recorded using the sales method.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At May 31, 2007, the Company had no overproduced imbalances.

(b)   Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined.  If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate of the future net revenues from proved reserves, based on current economic and operating conditions.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities.

Cost related to site restoration programs are accrued over the life of the project.

(c)  Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”.  SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  The Company had no asset retirement obligation as of May 31, 2007.

(d)

Stock-Based Compensation

The Company adopted SFAS No. 123(revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the period ended May 31, 2007.

5.

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

On March 23, 2007, the Company terminated the Agreement.

The Company is liable for reclamation costs on the Coal Canyon property related to access roads and drill sites from the Company’s recent drill program. It has paid a reclamation bond of $9,242.00. The Company believes that the amount of this bond will satisfactorily cover all of its reclamation costs. The reclamation work is expected to be completed in the next quarter.

During the period ended May 31, 2007, the Company wrote off its mineral property upon the termination of the Exploration Agreement.

6.

OIL AND GAS PROPERTIES

On April 16, 2007, the Company acquired a 15% before payout (“BPO”) (7.5% after payout (“APO”)) interest in the Queensdale, Saskatchewan Project from 0743608 B.C. Ltd. (Assignor), a company controlled by a Director/CEO of the Company, for a total cost of CAD$250,000 and 500,000 shares in the common stock.  The Participation Agreement consists specifically of all (100%) of the Assignor’s interest in the Queensdale 1A9-25/4A2-25-6-2 W2M well; none (0%) of the Assignor’s interest in the Queensdale 4A9-25 / 2D15-25-6-2 W2M well; and one-half (50%) interest in the Farmout Land and the Option Land.

On April 18, 2007, 500,000 shares were issued at market value $0.55 per share giving a total of $275,000.

The Company agrees to pay to the Assignor on monthly basis and within 5 business days of receiving the payment from Odin Capital Inc. (“Odin”), the operator of the Queensdale Project, a minimum of 80% of the payments received from Odin attributable to the Queensdale 1A9-25 / 4A2-25-6-2 W2M well, until such time as the full CAD$250,000 has been paid to the Assignor.

The Company applied the full cost method to account for this property.

Properties	February 28, 2007	Addition	Depletion for the period	Write down in Carrying Value	May 31, 2007
Canada – Proved property	$-	$496,043	$(80,061)	$-	$415,982

7.

RELATED PARTIES TRANSACTION

In the three month period ended May 31, 2007, the Company incurred $6,360 (May 31,, 2006: $6,420)  and $1,590 (May 31, 2006: $1,605); and in the nine month period ended May 31, 2007, the Company incurred $19,080 (May 31, 2006: $21,090) and $6,365 (May 31, 2006: $4,815) of consulting fees and office rent, respectively, to companies controlled by a director of the Company for the above noted consulting fees and office rents. At May 31, 2007, the Company owed $11,660 (May 31, 2006: $1,830) to those companies and an additional $221,043 (May 31, 2006: $850 for an expense reimbursement) was owed to a company controlled by a Director/CEO of the Company for acquiring a working interest in the Queensdale, Saskatchewan Project.  The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

In February 2007 $21,370 was advanced to the Company by a company controlled by a Director of the Company and the fund was applied to 85,480 unit subscriptions, each unit consisting of one common share and one share purchase warrant entitling the holder to purchase one common share for a price of $0.40 and  expires on December 1, 2008.

In March 2007, $25,000 was paid to the Company by a company controlled by a Director/CEO of the Company for 100,000 unit subscriptions, each unit consisting of one common share and one share purchase warrant entitling the holder to purchase one common share for a price of $0.40 and expires on December 1, 2008.

8.    COMMON STOCK AND WARRANTS

During the period ended May 31, 2007, the Company entered into following equity transactions:

On March 6, 2007, the Company issued total of 185,480 units at $0.25 per unit to directors of the Company.  Each unit consists of one common share and one share purchase warrant with exercise price of $0.40 per share, expiring on December 1, 2008.  Units issued were revalued to their fair market value of common shares and share purchase warrants.

The fair value of warrants has been estimated as of the date of issue using the Black-Scholes option pricing model with the following assumptions:

Period ended May 31, 2007
Expected volatility	104.11%
Risk-free interest rate	3.77%
Expected life	1.75 years
Dividend yield	0.0%

The fair value of each warrant has been estimated as $0.33 per warrant.  For the period ended May 31, 2007, the Company recorded a total of $116,959 for stock based compensation expenses in connection with the revaluation of the units issued.

On April 19, 2007, the Company issued total of 200,000 units at $0.25 per unit to an arm’s length party.  Each unit consists of one common share and one share purchase warrant with exercise price of $0.25 per share, expiring on December 1, 2008.

A summary of the changes in share purchase warrants for the period ended May 31, 2007 is presented below:

	Warrants Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2006	-	$ -

Issued	385,480	0.40

Balance, May 31, 2007	385,480	$ 0.40

The Company has the following warrants outstanding and exercisable.

May 31, 2007	Warrants outstanding and exercisable

		Weighted	Weighted
		average	average
	Number	remaining	exercise
Exercise price	of shares	contractual life	price

$0.40	385,480	1.5 years	0.40

9.

COMMITMENTS - OTHER

(a)

The Company has entered into a month-to-month rental arrangement for office space in Vancouver, British Columbia, Canada for $530 per month.

(b)

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

Management's Discussion and Analysis

We were an exploration company focused on developing North American mineral properties. However, our current focus is on the exploration and development of natural gas and oil. The Company has abandoned its mineral project on our land portfolio comprised of an option to acquire a 60% interests in mineral lease claims, containing the mineral claims Coal #1 to Coal #64 (BLM-NMC number 847957 to 848020) located in the Coal Canyon, Cortez Area, Eureka County, Nevada United States of America in Nevada.

The following disclosure relates to each property that we have an interest in:

Coal Canyon, Cortez Area, Eureka County, Nevada

On April 6, 2005, we acquired an option to earn a 60% interest in mineral claims in Eureka County, Nevada, containing the mineral claims Coal #1 to Coal #64 (BLM-NMC number 847957 to 848020) located in the Coal Canyon, Cortez Area, Eureka County, Nevada, United States of America. Our interest option was acquired by us for costs as set out in note 5 of the unaudited interim financial statements. The mineral lease claims are owned by Miranda U.S.A. Inc. pursuant to a 20-year mineral lease dated May 27, 2004. At the present time there are no proven reserves.

On March 23, 2007, the Company terminated the above noted Option Agreement with Miranda U.S.A. Inc.

West Queensdale, Saskatchewan, Canada

On March 15, 2007, the Company entered a Memorandum of Understanding which was subsequently partially completed on April 16, 2007, to acquire a 15% before payout (“BPO”) (7.5% after payout (“APO”)) interest in Queensdale, Saskatchewan Project from 0743608 B.C. Ltd. (Assignor), a company controlled by a Director/CEO of the Company covering the south east quarter (SE ¼) of Section twenty five (25), Township six (6), Range two (2) west of the second meridian (W2M) in the West Queensdale, Saskatchewan area (“Farmout Land”) and the north east quarter (NE ¼) of Section twenty five (25), Township six (6), Range two (2) west of the second meridian (W2M) in the West Queensdale area of southeast Saskatchewan, Canada..

The area is a well known oil and gas producing area and is considered part of the greater Williston Basin District that also extends into Wyoming.

The West Queensdale project is a postulated extension of historic reservoirs that target Alida dolomite formations. One horizontal well was drilled and completed prior to the Company’s acquisition, and was and is producing crude oil. A second horizontal well has been drilled and is being assessed, and if it is shown to also be a producing oil well, then a 15% BPO (7.5% APO interest) could be acquired by the Company as part of the Memorandum of Understanding previously signed. Management believes there is value in adding assets to the Company that produce cash flow and are more sustainable over time as a result of that cash flow.

Results of Operations for the quarter ended May 31, 2007

For the quarter ended May 31, 2007, the Company’s revenues were $54,511 while there were no revenues for the same three-month period in the prior year.   The increase in revenues was derived from the acquisition of a 15% (BPO) working interest in a natural gas well located in Saskatchewan, Canada.

For the quarter ended May 31, 2007 we incurred costs and expenses in the amount of $250,204, compared to costs and expenses of $71,626 for the corresponding period in the prior year.

This increase in costs and expenses is attributable to operating costs and administrative expenses we incurred in connection with the following:

•

The Company’s operating costs for the oil well amounted to $18,684.  The depletion costs for the quarter ending May 31, 2007 was $80,061.  There are no comparative figures for the prior period.

•

Rent payment in connection with the acquisition of office space. During the quarter ended May 31, 2007, the Company incurred $4,039 (May 31, 2006: $1,605); the increase was caused by the allocation of costs paid for accounting services and the use of premises used by the President of the Company.

•

Consulting fees increased to $123,319 (May 31, 2006: $6,420).  The increase was caused by a stock based compensation charge due to shares and warrants being issued below market price to directors of the Company.   Excluding this charge consulting fees were in line with the prior period.

Liquidity and Capital Resources

As of May 31, 2007, we had total current assets of $63,881 (August 31, 2006:  $165,918) while our total current liabilities as of May 31, 2007 were $238,433 (August 31, 2006:  $53,093). As a result, on May 31, 2007 we had a working capital deficit of $174,552 (August 31, 2006:  working capital of $112,825). The decrease in working capital was caused by the Company’s agreement in connection with the purchase of the 15% (BPO) working interest in a natural gas well.

The Company relied on cash on hand raised through the issue of equity capital to fund our operations during the quarter ended May 31, 2007.

The company generates revenue. However, we still anticipate the need to raise significant capital through the sale of equity securities on a private or public basis in order to sustain operations. It is uncertain whether we will be able to obtain the necessary capital.

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

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  Revenues from oil production are recorded using the sales method.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved oil reserves for a given property, the Company records a liability.  At May 31, 2007, the Company had no overproduced imbalances.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis.

Going Concern

Our annual financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern.  However, certain conditions exist which raise doubt about our ability to continue as a going concern.  We have suffered recurring losses from operations and have accumulated losses of $727,499 from inception through May 31, 2007.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Chris Bunka. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended May 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

5

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding as at May 31, 2007. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2007.

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

Dated: July 5, 2007

GOLDEN ARIA CORP.

/s/ "Gerald Carlson" Gerald Carlson President (Principal Executive Officer) and member of the Board of Directors 7/5/2007

/s/ "Chris Bunka" Chris Bunka Chairman, Chief Executive Officer and member of the Board of Directors 7/5/2007

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

Date July 5, 2007

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

Date: July 5, 2007

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

Date: July 5, 2007

By:	/s/ "Chris Bunka" Chris Bunka Chairman, Chief Executive Officer and member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Gerald Carlson, President, (Principal Executive Officer) and Director of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended May 31, 2007, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

Date: July 5, 2007

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Chris Bunka, Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended May 31, 2007, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

Date: July 5, 2007

By:	/s/ "Chris Bunka" Chris Bunka Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Golden Aria Corp. and will be retained by Golden Aria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.