Form 10KSB
period 2007-08-31
Golden Aria Corp.
filed 2007-11-29
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number 333-130934

GOLDEN ARIA CORP.
(Name of small business issuer in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#604 – 700 West Pender Street
Vancouver, British Columbia	V6C 1G8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604-602-1633

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year. $82,206

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

2,370,960 common shares @ $0.225(1) = $533,466
(1) Average of bid and ask closing prices on October 24, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

15,495,480 common shares issued and outstanding as of November 21, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form
10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities
Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

PART I

Item 1.           Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Golden Aria" mean Golden Aria Corp., unless otherwise indicated.

Corporate Overview

The address of our principal executive office is Suite 604, 700 West Pender Street, Vancouver, British Columbia V6C 1G8. Our telephone number is (604) 602-1675. Our executive offices are rented from Copper Ridge Explorations Inc. on a month-to-month basis and our monthly rental is $500, for which we share 1,100 square feet of office space, which includes three executive offices. Our current space is adequate for our purposes at this stage of our development.

Our common stock is quoted on the OTC Bulletin Board under the symbol "GARA".

Corporate History

We were incorporated in the State of Nevada on November 24, 2004. We are an exploration stage company focused on developing North American resource properties. However, our current focus is on the exploration and development of natural gas and oil.

Our Current Business

We were an exploration company focused on developing North American resource properties. However, our current focus is on the exploration and development of natural gas and oil. During the fiscal year ended August 31, 2007, we have abandoned our mineral project on our land portfolio comprised of an option to acquire a 60% interests in mineral lease claims, containing the mineral claims Coal #1 to Coal #64 (BLM-NMC number 847957 to 848020) located in the Coal Canyon, Cortez Area, Eureka County, Nevada.

Employees

Initially, we intend to use the services of sub-contractors for manual labour exploration work and drilling on our properties. Our only technical employee is Dr. Carlson, our president and a director.

We entered into a consulting agreement with Dr. Gerald G. Carlson’s company, KGE Management Ltd. on March 1, 2005. Under this agreement, Dr. Carlson will provide geological and corporate administration consulting services to our company, such duties and responsibilities to include the provision of geological consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration and mining consultants. Dr. Carlson, through KGE Management Ltd., is reimbursed at the rate of $2,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Dr. Carlson or KGE Management Ltd. may terminate the agreement at any time by giving 30 days written notice of their intention to do so.

Competition

The resource industry is competitive. We compete with numerous companies, including many major resource companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for commercially viable properties and access to funds.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We do not currently own or operate any mines nor operate any wells and are not required to comply with the requirements of these regulatory authorities. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term we expect that our activities will require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect that our compliance costs may increase accordingly.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

Risks Associated With Our Business

We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

We have a limited operating history and must be considered in the exploration stage. Our company's operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by resource exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of our properties may not result in the discovery of mineral deposits or reserves. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in resource exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineral deposits or reserves, we may decide to abandon our claims and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. There can be no assurance that we will be able to operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $301,579 and working capital of $93,505 as of our year ended August 31, 2007. We currently do not generate significant revenues from our operations. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate material revenues, we face a high risk of business failure.

As of the date of this annual report, we have earned revenues of $82,206. We current own a 15% (BPO) working interest in a natural gas well in Saskatchewan, Canada. We were incorporated in November 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Before we are able to generate revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to August 31, 2007 is $975,171. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

The oil and natural gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The oil and natural gas industry is intensely competitive. Although we do not compete with other oil and gas companies for the sale of any oil and gas that we may produce, as there is sufficient demand in the world market for these products, we compete with numerous individuals and companies, including many major oil and natural gas companies which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and natural gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

There can be no assurance that we will identify and acquire an oil and natural gas exploration property. Even if we do acquire such a property, there can be no assurance that we will discover oil or natural gas in any commercial quantity thereon.

Exploration for economic reserves of oil and natural gas is subject to a number of risks. There is competition for the acquisition of available oil and natural gas properties. Even if we are able to acquire an oil and natural gas exploration property, few properties that are explored are ultimately developed into producing oil and/or natural gas wells. If we cannot acquire one or more oil and natural gas exploration properties and discover oil or natural gas in any commercial quantity thereon, our business will fail.

Even if we acquire an oil and natural gas exploration property and establish that it contains oil or natural gas in commercially exploitable quantities, the potential profitability of oil and natural gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and natural gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and natural gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can hinder drilling operations. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

In addition, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or natural gas from the well. Production from any well may be unmarketable if it is impregnated with water or other deleterious substances. Also, the marketability of oil and natural gas which may be acquired or discovered will be affected by numerous related factors, including the proximity and capacity of oil and natural gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and natural gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and natural gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and natural gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and natural gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and natural gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuation of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour natural gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of oil and natural gas exploration and development is subject to substantial regulation under various countries laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and natural gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and natural gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties subject to our farm-out agreements and the oil and natural gas industry generally will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Our success is largely dependent on our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as resource exploration. These individuals are in high demand and we may not be able to attract the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, would have a significant negative effect on our business.

Our independent certified public accounting firm, in the Notes to the audited financial statements for the year ended August 31, 2007 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm, Vellmer and Chang, state in the Notes to the audited financial statements for the year ended August 31, 2007 that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Because all of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against them for misconduct and you may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

All of our directors and officers are nationals and/or residents of countries other than the United States and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 2.           Description of Property.

Executive Offices

The address of our principal executive office is Suite 604, 700 West Pender Street, Vancouver, British Columbia

V6C 1G8. Our telephone number is (604) 602-1675. Our executive offices are rented from Copper Ridge Explorations Inc. on a month-to-month basis and our monthly rental is $500, for which we share 1,100 square feet of office space, which includes three executive offices. Our current space is adequate for our purposes at this stage of our development.

Mineral Properties

Coal Canyon, Cortez Area, Eureka County, Nevada

On April 6, 2005, we acquired an option to earn a 60% interest in mineral claims in Eureka County, Nevada, containing the mineral claims Coal #1 to Coal #64 (BLM-NMC number 847957 to 848020) located in the Coal Canyon, Cortez Area, Eureka County, Nevada, by way of an option agreement with Miranda U.S.A. Inc. The mineral lease claims are owned by Miranda U.S.A. Inc. pursuant to a 20-year mineral lease dated May 27, 2004. At the present time there are no proven reserves.

On March 23, 2007, we terminated the option agreement with Miranda U.S.A. Inc.

West Queensdale, Saskatchewan, Canada

On March 15, 2007, we entered a Memorandum of Understanding which was subsequently partially completed on April 16, 2007, to acquire a 15% before payout (“BPO”) (7.5% after payout (“APO”)) interest in Queensdale, Saskatchewan Project from 0743608 B.C. Ltd. (Assignor), a company controlled by a Director/CEO of the Company covering the south east quarter (SE ¼) of Section twenty five (25), Township six (6), Range two (2) west of the second meridian (W2M) in the West Queensdale, Saskatchewan area (“Farmout Land”) and the north east quarter (NE ¼) of Section twenty five (25), Township six (6), Range two (2) west of the second meridian (W2M) in the West Queensdale area of southeast Saskatchewan, Canada. The total cost of this prospect was $496,049. Total revenue produced for the year ended August 31, 2007 was $82,206 (August 31, 2006: $ Nil). Operating costs for this prospect amounted to $27,945 (August 31, 2006: $ Nil).

The area is a well known oil and gas producing area and is considered part of the greater Williston Basin District that also extends into Wyoming.

The West Queensdale project is a postulated extension of historic reservoirs that target Alida dolomite formations. One horizontal well was drilled in November 2006, and completed prior to our acquisition, and was and is producing crude oil. This well, the 1A9-25/2C1-25-6-2 W2 well, is in the north east corner of the West Queensdale field in south east Saskatchewan. This well was drilled to a depth of 1845 metres and the open hole completed section is in the interval from 1431 metres to 1845 metres. A second horizontal well has been drilled and is being assessed, and if it is shown to also be a producing oil well, then a 15% BPO (7.5% APO interest) could be acquired by our company as part of the Memorandum of Understanding previously signed. Management believes there is value in adding assets to our company that produce cash flow and are more sustainable over time as a result of that cash flow.

The land in which the Company has an interest, is shown in yellow below.

Item 3.           Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.           Submissions of Matters to a Vote of Security Holders.

On March 8, 2007, we held an annual meeting of our shareholders to elect Gerald Carlson and Chris Bunka as directors for the ensuing year and to ratify Vellmer & Chang, Chartered Accountants as the auditors for our company.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters AND Small Business Issuer Purchases of Equity Securities.

The principal market on which our common stock is quoted is the OTC Bulletin Board under the Symbol "GARA".

The following table reflects the high and low bid information for our common stock obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2007	$0.35	$0.20
May 2007	$1.25	$0.55
February 2007	$0.55	$0.55
November 2006	$1.01	$0.25

Quarter Ended(1)	High	Low
August 2006	$0.25	$0.20
May 2006	N/A	N/A
February 2006	N/A	N/A
November 2005	N/A	N/A
August 2005	N/A	N/A

(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On October 24, 2007, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.22. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

As of November 21, 2007, there were 41 holders of record of our common stock. As of such date, 15,495,480 common shares were issued and outstanding.

Our common shares are issued in registered form. Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On March 6, 2007, we issued 185,480 units at $0.25 per unit to directors of our company. Each unit consisted of one common share and one common share purchase warrant with an exercise price of $0.40 per share expiring on December 1, 2008.

On April 18, 2007, we issued 500,000 common shares at a market value of $0.55 to 0743608 B.C. Ltd. in connection with a participation agreement on the Queensdale Saskatchewan project.

On April 19, 2007, we issued 200,000 units at $0.25 per unit to a non-arm’s length party. Each unit consisted of one common share and one common share purchase warrant with an exercise price of $0.25 per share expiring on December 1, 2008.

On August 31, 2007, we issued 1,200,000 units, of which 200,000 units were to a non-arm’s length party, at $0.25 per unit. Each unit consisted of one common share and one common share purchase warrant with an exercise price of $0.40 per share expiring on August 31, 2009.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Item 6.           Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

We were an exploration company focused on developing North American resource properties. However, our current focus is on the exploration and development of natural gas and oil. We have abandoned our mineral project on our land portfolio comprised of an option to acquire a 60% interests in mineral lease claims, containing the mineral claims Coal #1 to Coal #64 (BLM-NMC number 847957 to 848020) located in the Coal Canyon, Cortez Area, Eureka County, Nevada United States of America in Nevada.

The following disclosure relates to each property that we have or had an interest in:

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

On March 23, 2007, we terminated the above noted Option Agreement with Miranda U.S.A. Inc.

West Queensdale, Saskatchewan, Canada

On March 15, 2007, we entered a Memorandum of Understanding which was subsequently partially completed on April 16, 2007, to acquire a 15% before payout (“BPO”) (7.5% after payout (“APO”)) interest in Queensdale, Saskatchewan Project from 0743608 B.C. Ltd. (Assignor), a company controlled by a Director/CEO of the Company covering the south east quarter (SE ¼) of Section twenty five (25), Township six (6), Range two (2) west of the second meridian (W2M) in the West Queensdale, Saskatchewan area (“Farmout Land”) and the north east quarter (NE ¼) of Section twenty five (25), Township six (6), Range two (2) west of the second meridian (W2M) in the West Queensdale area of southeast Saskatchewan, Canada. The total cost of this prospect was $496,049. Total revenue produced for the year ended August 31, 2007 was $82,206 (August 31, 2006: $ Nil). Operating costs for this prospect amounted to $27,945 (August 31, 2006: $ Nil).

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next 12 months.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Results of Operations for the year ended August 31, 2007

For the year ended August 31, 2007, our revenues were $82,206 while there were no revenues for the prior year. The increase in revenues was derived from the acquisition of a 15% (BPO) working interest in a natural gas well located in Saskatchewan, Canada.

For the year ended August 31, 2007 we incurred costs and expenses in the amount of $692,151, compared to costs and expenses of $201,607 for the corresponding period in the prior year.

This increase in costs and expenses is attributable to operating costs and administrative expenses we incurred in connection with the following:

  Our operating costs for the oil well amounted to $27,945. The depletion costs for the year ended August 31, 2007 was $76,092, while the write down in carrying value of oil and gas properties was $216,299. The write down was caused by the comparison of the future cash flows discounted at 10% and compared to the carrying value of the asset. There are no comparative figures for the prior period.

  Rent payment in connection with the acquisition of office space. During the year ended August 31, 2007, we incurred $17,750 (August 31, 2006: $8,830); the increase was caused by the allocation of costs paid for accounting services and the use of premises used by the President of our company.

  Consulting fees increased to $142,399 (August 31, 2006: $25,660). The increase was caused by a stock based compensation charge of $116,959 (August 31, 2006: $ Nil) due to shares and warrants being issued below market price to directors of our company. Excluding this charge consulting fees were in line with the prior period.

  Accounting and Audit fees increased to $50,456 (August 31, 2006: $36,442). The increase was caused by increases in fees charged by the external accountant for 12 months as compared to a shorter period for the previous year.

Liquidity and Capital Resources

As of August 31, 2007, we had total current assets of $316,439 (August 31, 2006: $165,918) while our total current liabilities as of August 31, 2007 were $222,934 (August 31, 2006: $53,093). As a result, on August 31, 2007 we had a working capital surplus of $93,505 (August 31, 2006: working capital of $112,825). The decrease in working capital was caused by our agreement in connection with the purchase of the 15% (BPO) working interest in a natural gas well and a general increase in overhead costs which was partly offset by an increase in cash due to the issuance of common shares.

We relied on cash on hand raised through the issue of equity capital to fund our operations during the quarter ended August 31, 2007.

We generate revenue, however, we still anticipate the need to raise significant capital through the sale of equity securities on a private or public basis in order to sustain operations. It is uncertain whether we will be able to obtain the necessary capital.

We intend to fund operations and commitments over the next twelve months from our cash on hand, including our capital expenditures, working capital or other cash requirements. We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support our business plan. Management intends to raise additional working capital through debt and equity financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

Revenue Recognition

We use the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from oil production are recorded using the sales method. When sales volumes exceed our company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds our company’s share of the remaining estimated proved oil reserves for a given property, we record a liability. At August 31, 2007, we had no overproduced imbalances.

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

Going Concern

Our annual financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $975,171 from inception through August 31, 2007.

The continuation of our business is dependent upon obtaining further financing and achieving a break-even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash-flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not be able to continue our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. We have adopted SFAS No.128 “Earnings Per Share”. Diluted loss per share is equivalent to basis loss per share because there are no dilutive securities.

Foreign Currency Translations

Our operations are located in the United States of America and we have an office in Canada. We maintain our accounting records in U.S. Dollars, as follows:

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, accounts payable, accrued liabilities and due to related parties. Fair values were assumed to approximate carry values for these financial instruments, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments. We may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuation of the currency in which we operate and the U.S. dollars.

Income Taxes

We have adopted statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires us to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

Long-Lived Assets Impairment

Long-term assets are reviewed for impairment when circumstances indicate the carrying value may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Asset Retirement Obligations

We recognize a liability for future retirement obligations associated with our resource properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This liability is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until we settle the obligation. As of August 31, 2007, we had no asset retirement obligation.

Comprehensive Income

We have adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. We is disclosing this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners.

Concentration of credit risk

We place our cash and cash equivalents with high credit quality financial institution. As of August 31, 2007, we had approximately $201,000 in a bank beyond insured limit (August 31, 2006: $58,000).

Other Recent Accounting Pronouncements

We do not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

Item 7.           Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

- F17 -

Vellmer & Chang
Chartered Accountants *
505 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel: 604-687-3776
Fax: 604-687-3778
E-mail: info@vellmerchang.com
* denotes a firm of incorporated professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GOLDEN ARIA CORP.
(An exploration stage company)

We have audited the balance sheets of Golden Aria Corp. (“the Company”) (an exploration stage company) as at August 31, 2007 and 2006 and the related statements of stockholders’ equity, operations and cash flows for the years then ended and for the period cumulative from inception November 24, 2004 (inception) to August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended and for the period cumulative from inception November 24, 2004 (inception) to August 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements refer to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from inception and further losses are anticipated. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“VELLMER & CHANG”
October 17, 2007	Chartered Accountants

- F18 -

GOLDEN ARIA CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in U.S. Dollars)

	AUGUST 31,	AUGUST 31,
	2007	2006
ASSETS
Current
Cash and cash equivalents	$301,579	$153,329
Accounts receivable	14,860	-
Prepaid expenses and deposit	-	12,589
Total Current Assets	316,439	165,918
Mineral properties (Note 3)	-	1
Oil and gas properties (Note 4)	203,658	-
Total Assets	$520,097	$165,919

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable	$12,688	$43,793
Accrued liabilities	3,375	6,225
Due to related parties (Note 5)	206,871	3,075
Total Current Liabilities	222,934	53,093

STOCKHOLDERS' EQUITY
Share Capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
15,495,480 common shares at August 31, 2007
(and 13,410,000 common shares at August 31, 2006)	15,495	13,410
Additional paid-in capital	1,256,839	467,190
Deficit accumulated during the exploration stage	(975,171)	(367,774)
Total Stockholders' Equity	297,163	112,826
Total Liabilities and Stockholders' Equity	$520,097	$165,919

The accompanying notes are an integral part of these financial statements

- F19 -

GOLDEN ARIA CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	YEAR ENDED		TO
	AUGUST 31,		AUGUST 31,
	2007	2006	2007

Revenue
Natural gas and oil revenue	$82,206	$-	$82,206

Cost of revenue
Natural gas and oil operating costs and royalties	27,945	-	27,945
Depletion	76,092	-	76,092
Writedown in carrying value of oil and gas property	216,299	-	216,299

	320,336	-	320,336

Gross Profit	(238,130)	-	(238,130)

Expenses
Accounting and audit	50,456	36,442	109,898
Bank charges and interest expense	4,063	236	4,362
Consulting (Note 6)	142,399	25,660	177,105
Exploration costs and option payment	119,342	88,160	318,292
Fees and dues	4,055	86	7,746
Investor relations	2,953	-	2,953
Legal	17,023	36,751	73,982
Office and miscellaneous	11,393	5,442	16,919
Rent	17,750	8,830	26,580
Travel	2,381	-	3,268

Total expenses	371,815	201,607	741,105

(Loss) for the period before other income	(609,945)	(201,607)	(979,235)

Other income (expense)
Interest income	2,549	1,516	4,065
Write off of mineral property	(1)	-	(1)

Net (loss) for the period	$(607,397)	$(200,091)	$(975,171)

Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.14)

Weighted average number of common shares
outstanding - basic and diluted	13,764,523	13,390,822	7,128,433

The accompanying notes are an integral part of these financial statements

- F20 -

GOLDEN ARIA CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24,
			2004
	YEAR ENDED		TO
	AUGUST 31,		AUGUST 31,
	2007	2006	2007

Cash flows used in operating activities

Net (loss) for the period	$(607,397)	$(200,091)	$(975,171)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation (Note 6)	116,959	-	116,959
Depletion	76,092	-	76,092
Write down in carrying value of oil and gas properties	216,299	-	216,299
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write off of mineral property	1	-	1
Imputed interest expense	3,405	-	3,405
Adjusted cash flows used in operating activities	(194,641)	(200,091)	(524,915)

Change in non-cash working capital items:
Accounts receivable	(14,860)	-	(14,860)
Prepaid expenses and deposit	12,589	(11,502)	-
Accounts payable	(31,105)	39,372	12,688
Accrued liabilities	(2,850)	(13,775)	3,375
Due to related parties	740	395	3,815

Net cash used in operating activities	(230,127)	(185,601)	(519,897)

Cash flows used in investing activities
Oil and gas properties acquisition	(17,993)	-	(17,993)
Mineral resource properties acquisition	-	-	(1)

Net cash used in investing activities	(17,993)	-	(17,994)

Cash flows from financing activities

Proceeds from issuance of common stock	396,370	-	839,470

Net cash from financing activities	396,370	-	839,470

Increase (decrease) in cash and cash equivalents	148,250	(185,601)	301,579

Cash and cash equivalents, beginning of period	153,329	338,930	-

Cash and cash equivalents, end of period	$301,579	$153,329	$301,579

The accompanying notes are an integral part of these financial statements

- F21 -

GOLDEN ARIA CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
NOVEMBER 24, 2004 (inception) TO AUGUST 31, 2007
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	10,935,000	10,935	98,415	-	-	109,350
at $0.01 per share on March 22, 2005
Issuance of common stock for cash	2,225,000	2,225	331,525	-	-	333,750
at $0.15 per share on April 6, 2005
Stock to be issued	250,000	-	37,250	250	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	13,410,000	13,160	467,190	250	(167,683)	312,917
Stock issued on September 29, 2005	-	250	-	(250)	-	-
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	13,410,000	13,410	467,190	-	(367,774)	112,826
Units issued for cash at $0.25 per unit	185,480	185	163,144	-	-	163,329
to related parties on March 6, 2007
(included stock based compensation
of $116,959) (note 6)
Stock issued for property on April 18, 2007 (note 4)	500,000	500	274,500	-	-	275,000
Units issued for cash at $0.25 per unit	200,000	200	49,800	-	-	50,000
on April 19, 2007 (note 6)
Units issued for cash at $0.25 per unit	1,200,000	1,200	298,800	-	-	300,000
on August 31, 2007 (note 6)
Imputed interest from non-interest bearing loan			3,405			3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)
Balance, August 31, 2007	15,495,480	$15,495	$1,256,839	$-	$(975,171)	$297,163

The accompanying notes are an integral part of these financial statements

- F22 -

GOLDEN ARIA CORP.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007

(Expressed in U.S. Dollars)

1.	Incorporation

The Company was formed of November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. During the fiscal year 2007, the Company shifted its strategic focus from identification, acquisition and exploration of mineral properties to oil and gas properties. On April 16, 2007, the Company acquired certain oil and gas working interest from a company controlled by a director of the Company and commenced the revenue generation. The Company is considered as an exploration stage company as the revenue generated from the oil and gas properties was not substantial in terms of the Company’s intended overall operations.

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

2.	Significant Accounting Policies

	(a)	Principles of Accounting

These financials statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

	(b)	Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural oil and gas reserves for a given property, the Company records a liability. At August 31, 2007 the Company had no overproduced imbalances.

	(c)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2007, cash and cash equivalents consist of cash only.

	(d)	Oil and Gas Properties

- F23 -

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

Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities.

Cost related to site restoration programs are accrued over the life of the project.

(e)	Accounting Estimates

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

(f)	Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No.128 “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

(g)	Foreign Currency Translations

The Company’s operations are located in the United States of America and Canada, and it has an office in Canada. The Company maintains its accounting records in U.S. Dollars, as follows: At the transaction date, each asset, liability, revenue and expense that was acquired or incurred in a foreign currency is translated into U.S. dollars by the using of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated at the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

(h)	Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

- F24 -

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and due to related parties. Fair values were assumed to approximate carry values for these financial instruments, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuation of the currency in which the Company operates and the U.S. dollars.

(i)	Income Taxes

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

(j)	Long-Lived Assets Impairment

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

(k)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The management of the Company had estimated the asset retirement obligation to be immaterial and therefore was not reflected on the financial statements as of August 31, 2007.

(l)	Comprehensive Income

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

(m)	Concentration of credit risk

The Company places its cash and cash equivalent with high credit quality financial institution. As of August 31, 2007, the Company had approximately $201,000 in a bank beyond insured limit (August 31, 2006: $58,000).

- F25 -

(n)	Other recent Accounting Pronouncements

(i)

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

(ii)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

(iii)

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company's balance sheet date. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material effect on its financial condition or results of operations.

(iv)

In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

(v)

In February 2007, the FASB issued SFAS No. 159, “The fair value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long- term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

(o)	Stock-Based Compensation

- F26 -

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

The Company did not grant any stock options during the period ended August 31, 2007.

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

On March 23, 2007, the Company terminated the Exploration Agreement.

The Company is liable for reclamation costs on the Coal Canyon property related to access roads and drill sites from the Company’s recent drill program. It has paid a reclamation bond of $9,242.00. The Company believes that the amount of this bond will satisfactorily cover all of its reclamation costs.

During the year ended August 31, 2007, the Company wrote off its mineral property upon the termination of the Exploration Agreement.

4.	OIL AND GAS PROPERTIES

On April 16, 2007, the Company acquired a 25% (net 15%) before payout (“BPO”) (12.5% (net 7.5%) after payout (“APO”)) interest in Queensdale, Saskatchewan Project from 0743608 B.C. Ltd. (Assignor), a company controlled by a Director/CEO of the Company, for a total cost of CAD$250,000 and 500,000 shares in the common stock. The Participation Agreement consists specifically of all (100%) of the Assignor’s interest in the Queensdale 1A9-25/4A2-25-6-2 W2M well; none (0%) of the Assignor’s interest in the Queensdale 4A9-25 / 2D15-25-6-2 W2M well; and one-half (50%) interest in the Farmout Land and the Option Land.

On April 18, 2007, 500,000 shares were issued at market value $0.55 per share giving a total of $275,000.

The Company agrees to pay to the Assignor on monthly basis and within 5 business days of receiving the payment from net generated oil and gas revenue, a minimum of 80% of the payments received from net generated oil and gas revenue attributable to the Queensdale 1A9-25 / 4A2-25-6-2 W2M well, until such time as the full CAD$250,000 has been paid to the Assignor.

The total cost capitalized cost incurred for the oil and gas property was $496,049 which was attributed to the acquisition cost of the oil and gas property. The Company applied the full cost method to account for this property.

Properties	Cost	Accumulated	Write	August 31,	August 31,
		Depletion	down in	2007	2006
			Carrying
			Value
Canada – Proved property	$496,049	$(76,092)	$(216,299)	$203,658	$-

- F27 -

5.	RELATED PARTIES TRANSACTION

In the year ended August 31, 2007, the Company incurred $25,440 (August 31, 2006: $25,660) and $7,955 (August 31, 2006: $6,360); of consulting fees and office rent, respectively, to companies controlled by / related to a director of the Company. At August 31, 2007, the Company owed $3,710 (August 31, 2006: $3,750) to those companies and an additional $203,161 (August 31, 2006: $Nil) was owed to a company controlled by a Director/CEO of the Company for acquiring working interest in Queensdale, Saskatchewan Project. The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

In February 2007 $21,370 was advanced to the Company by a company controlled by a Director of the Company and the fund was applied to 85,480 unit subscriptions, each unit consists of one common share and one share purchase warrant entitling to purchase one common share for a price of $0.40 up to expires on December 1, 2008. In connection with the unit subscriptions, $53,902 stock-based compensation was charged to the current operation.

In March 2007, $25,000 was paid to the Company by a company controlled by a Director/CEO of the Company for 100,000 unit subscriptions, each unit consists of one common share and one share purchase warrant entitling to purchase one common share for a price of $0.40 up to expires on December 1, 2008. In connection with the unit subscriptions, $63,057 stock-based compensation was charged to the current operation.

In August 2007, $50,000 was paid to the Company by a company controlled by a Director/CEO of the Company for 200,000 unit subscriptions, each unit consists of one common share and one share purchase warrant entitling to purchase one common share for a price of $0.40 up to expires on August 31, 2009.

See Note 4

6.	COMMON STOCK AND WARRANTS

During the year ended August 31, 2007, the Company entered into following equity transactions:

On March 6, 2007, the Company issued total of 185,480 units at $0.25 per unit to directors of the Company. Each unit consists of one common share and one share purchase warrant with exercise price of $0.40 per share, expires on December 1, 2008. Units issued were revalued to their fair market value of common shares and share purchase warrants.

The fair value of warrants has been estimated as of the date of issue using the Black-Scholes option pricing model with the following assumptions:

Year ended August 31, 2007
Expected volatility	104.11%
Risk-free interest rate	3.77%
Expected life	1.75 years
Dividend yield	0.0%

The fair value of each warrant has been estimated as $0.33 per warrant. For the year ended August 31, 2007, the Company recorded a total of $116,959 for stock based compensation expenses in connection with the revaluation of the units issued.

- F28 -

On April 19, 2007, the Company issued total of 200,000 units at $0.25 per unit to an arm’s length party. Each unit consists of one common share and one share purchase warrant with exercise price of $0.25 per share, expires on December 1, 2008.

On August 31, 2007, the Company issued total of 1,200,000 units at $0.25 per unit for total proceeds of $300,000. Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock at a price of $0.40, exercisable for a period of two years from the closing of this offering.

A summary of the changes in share purchase warrants for the year ended August 31, 2007 is presented below:

	Warrants Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2006	-	$-

Issued	1,585,480	0.40

Balance, August 31, 2007	1,585,480	$0.40

The Company has the following warrants outstanding and exercisable.

August 31, 2007	Warrants outstanding and exercisable

		Weighted	Weighted
		average	average
	Number	remaining	exercise
Exercise price	of shares	contractual life	price

$0.40	385,480	1.25 years	0.40
$0.40	1,200,000	2 years	0.40

- F29 -

7.	DEFERRED INCOME TAXES

The Company’s provision for income taxes is comprised of the following:

		2007		2006

Current Tax Provision	$	Nil	$	Nil

Deferred Tax Provision	$	Nil	$	Nil

Tax Expense	$	Nil	$	Nil

Rate Reconciliation

Income taxes vary from the amount that would be computed by applying the statutory federal income tax rate of 35% for the following reasons:

	2007	2006

U.S. Federal Statutory Rate	$213,000	$71,000

Non-deductible items	(137,000)	-

Changes in Valuation Allowance	(76,000)	(71,000)

Tax Expenses	$-	$-

The tax effects of temporary differences that give rise to the Company’s deferred tax asset (liability) are as follows:

	2007	2006

NET OPERATING LOSS CARRYFORWARD	$85,000	$61,000

PROPERTY AND EXPLORATION COST	113,000	64,000

OTHERS	5,000	5,000

VALUATION ALLOWANCE	(203,000)	(130,000)

DEFERRED TAX ASSETS	$-	$-

Changes in the valuation allowance relate primarily to the net operating losses, resources expenditures and others which are not currently recognized. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising there from because at this time management believes it is more likely than not that the benefits will not be realized in a future year.

For tax purpose, as of August 31, 2007 the Company is operating loss carry forwards of approximately $504,000 which expire in 2025 through 2027.

- F30 -

8.	COMMITMENTS - OTHER

(a) The Company has entered into a month-to-month rental arrangement for office space in Vancouver, British

Columbia, Canada for $530 per month.

(b) On May 25, 2006, the Company has entered into an administration contract with Hurricane Corporate Services Ltd,

an arms-length party, to provide administrative services to the Company for $2,860 per month commencing June 1, 2006.

9.	SEGMENTED INFORMATION

The Company’s business is considered as operating in one segment (North America) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company’s assets by geographical location are as follows:

Assets by geographical location	2007	2006
Canada	$520,079	$153,329
United States		12,590
Total	$520,079	$165,919

10.	SUBSEQUENT EVENTS

Subsequent to the year end, the Company entered into a non-binding Letter Of Intent (LOI) to acquire Target Energy Inc. (“Target”), a private company incorporated under the laws of the State of Nevada. Target Energy Inc. is an exploration stage company that holds several oil and gas properties in Canada. Pursuant to the LOI, the company is entitled to perform due diligence on Target and its oil and gas properties prior to enter the definite acquisition agreement. Upon the completion of due diligence and entering the definite acquisition agreement, the Company will be issuing 13,810,000 common stocks to effect the acquisition.

11.	NON-CASH TRANSACTIONS

During the fiscal year 2007, the Company issued 500,000 common stocks to a director of the Company in connection with the acquisition of certain oil and gas properties. See Note 4.

See Note 6.

12.	COMPARATIVE FIGURES

Certain 2006 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2007.

13.	SUPPLEMENTAL INFORMATION ON NATURAL GAS AND OIL EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED):

Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities:

- F31 -

The following summarizes the policies the Company used in the preparation of the accompanying natural gas and oil reserve disclosures, standardized measures of discounted future net cash flows from proved natural gas and oil reserves and the reconciliations of standardized measures from year to year. The information disclosed, as prescribed by the Statement of Financial Accounting Standards No. 69, is an attempt to present the information in a manner comparable with industry peers.

The information is based on estimates of proved reserves attributable to our interest in natural gas and oil properties as of August 31, 2007. These estimates were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:

1.	Estimates are made of quantities of proved reserves and future periods during which they are expected to be produced based on year-end economic conditions.

2.	The estimated future cash flows are compiled by applying year-end prices of natural gas and oil relating to our proved reserves to the year-end quantities of those reserves.

3.	The future cash flows are reduced by estimated production costs, costs to develop and produce the proved reserves and abandonment costs, all based on year-end economic conditions.

4.	Future net cash flows are discounted to present value by applying a discount rate of 10%.

The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of our natural gas and oil reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	370,544
Future production costs	(91,457)
Future development costs	-
Future net cash flows	279,087
10% annual discount for estimated timing of cash flows	(75,429)
Standardized measure of discounted future net cash flows	203,658

- F32 -

Year-end price per Mcf of natural gas used in making standardized measure determinations as of August 31, 2007 was $3.72. Year-end price per Bbl of oil used in making these same calculations was $65.34.

Estimated Net quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of August 31, 2007.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	-	-	-
Purchases of reserves in place	7.94	10.41	9.68
Productions	(1.34)	(1.31)	(1.56)
End of year reserves	6.60	9.10	8.12

Proved developed reserves:
Beginning of the year reserve	-	-	-
End of year reserves	6.60	9.10	8.12

Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.         Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2007. This evaluation was carried out under the supervision and with the participation of our president and our chief financial officer.

Based upon that evaluation, our president and our chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our president and treasurer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.           Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at November 21, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Gerald Carlson	President and Director	60	March 2005
Chris Bunka	Director and Chief Financial Officer	47	November 2004

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Dr. Gerald Carlson, President and Director

Dr. Gerald Carlson has served as our president and as one of our directors since March 2005. Dr. Carlson has devoted approximately 15% of his professional time to the business of our company and intends to continue to devote this amount of time in the future, or more if required by corporate events.

From March 1999 to present, Dr. Carlson has been the president and co founder of Copper Ridge Explorations Inc., a publicly listed company located in Vancouver, British Columbia and a junior explorer with exploration projects in

Alaska, Yukon, British Columbia and Mexico. Copper Ridge is currently focusing on iron oxide copper-gold targets in Yukon.

From February 1999 to present, Dr. Carlson has been the chairman of IMA Exploration Inc., a publicly listed junior exploration company headquartered in Vancouver, British Columbia. IMA has active exploration projects in Argentina and Peru and is currently developing the new Navidad silver discovery in Argentina.

From February 2000 to October 2004, Dr. Carlson was the president of Nevada Star Resource Corp., a publicly listed company located in Vancouver, British Columbia, exploring for nickel-copper-PGEs (platinum group metals) in Alaska.

Dr. Carlson received his Ph.D. through Dartmouth College in 1978, a M.Sc. from Michigan Technological University in 1974 and a B.Sc. from the University of Toronto in 1969, majoring in Geological Engineering.

Chris Bunka, Director

Mr. Chris Bunka has served as one of our directors since November 2004. Mr. Bunka has devoted approximately 15% of his professional time to the business and intends to continue to devote this amount of time in the future, or more as required.

Since 1988, Mr. Bunka has been the CEO of CAB Financial Services Ltd., a private holding company located in Kelowna, Canada. He is a venture capitalist and corporate consultant. He is also a business commentator and has provided business updates to Vancouver radio station, CKWX, from 1998 to present. He has also written business and investment articles published in various North American publications.

From 1999 to 2002, Mr. Bunka was the President and CEO of Secure Enterprise Solutions (symbol SETP-OTC) (formerly Newsgurus.com, symbol NGUR-OTC). The company subsequently changed its name to Edgetech Services and trades on the OTC with the symbol EDGH. Newsgurus.com was a web-based media company. Secure Enterprise Solutions moved into Internet-based computer security products and services and was subsequently purchased by Edgetech Services. Mr Bunka is also Chairman and CEO of Lexaria Corp, (symbol LXRA-OTC) an oil & gas exploration and production company.

Audit Committee and Audit Committee Financial Expert

We do not have an Audit Committee, our board of directors performs the functions of an Audit Committee. The current size of our board of directors does not facilitate the establishment of a separate committee.

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Other Committees of the Board

Compensation Committee

We do not have a compensation committee.

Nominating Committee

We do not have a Nominating Committee, our entire board of directors perform the functions of a Nominating Committee and oversee the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.      any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.      any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.      being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.      being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We adopted a Code of Ethics applicable to our senior financial officers and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Gerald Carlson	1(1)	1	N/A

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

Item 10.           Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended August 31, 2007 who had total compensation exceeding $100,000; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended August, 31, 2007, 2006 and 2005, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Gerald Carlson President	2007 2006 2005	$25,440 $25,660 $9,046	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$25,440 $25,660 $9,046
Chris Bunka Chief Financial Officer	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Employment/Consulting Agreements

We entered into a consulting agreement with Dr. Gerald G. Carlson’s company, KGE Management Ltd. on March 1, 2005. Under this agreement, Dr. Carlson will provide geological and corporate administration consulting services to our company, such duties and responsibilities to include the provision of geological consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration and mining consultants. Dr. Carlson, through KGE Management Ltd., was reimbursed at the rate of $2,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Dr. Carlson or KGE Management Ltd. may terminate the agreement at any time by giving 30 days written notice of their intention to do so.

Other than as set out in this annual report on Form 10-KSB, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

We currently do not have a stock option plan.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings We did not pay director's fees or other cash compensation for services rendered as a director in the year ended August 31, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of November 21, 2007, there were 15,495,480 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of November 21, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Gerald Carlson Vancouver, British Columbia, Canada	770,960(1)	4.95%
Chris Bunka Kelowna, British Columbia, Canada	1,600,000(2)	10.12%
Piranah Investment Corporation Panama City, Panama	1,300,000	9.09%
Directors and Executive Officers as a Group (2 people)	2,370,960	15.07%

(1)           Includes 85,480 warrants exercisable at $0.40 which were exercisable on May 3, 2007.

(2)           Includes 800,000 shares held in the name of C.A.B. Financial Services for which Chris Bunka is the sole beneficiary. Includes 100,000 warrants exercisable at $0.40 which were exercisable on May 3, 2007 and 200,000 warrants exercisable at $0.40 which were exercisable on August 31, 2007.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.           Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Corporate Governance

We currently act with two (2) directors, consisting of Gerald Carlson and Chris Bunka.

We have determined that we do not have any independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

We currently do not have any committees of the board.

Item 13.           Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

3.1	Articles of Incorporation dated November 24, 2004 (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

3.2	Bylaws (incorporated by reference on our Registration Statement on Form SB-2/A filed March 6, 2006)

10.1	Mining Lease between Nevada North Resources (U.S.A.), Inc. and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.2	Exploration Agreement with Options for Joint Venture between our company and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.3	Amended Exploration Agreement between our company and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.4	Consulting Agreement between our company and KGE Management Ltd. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.5	Form of Subscription Agreement between our company and each of the following:

Name	Shares	Name	Shares
Cody Bateman	650,000	Darcy Higgs	200,000
Ryan Bateman	650,000	Doug Jennings	500,000
Kevin Bell	650,000	Gladys Jenks	550,000
Robert Bishop	100,000	Sophia Khan	20,000
Ted Blackmore	650,000	Shannon Loeber	150,000
Bridge Mining Ltd.- Ben	100,000	Vance Loeber	500,000
Garth Braun	500,000	Georgina Martin	50,000
Katrin Braun	500,000	Joe Martin	40,000
Chris Bunka	500,000	Palazar Capital Corporation	650,000
Morgan Bunka	175,000	Piranha Investment Corp	1,300,000
Ian Cathery	100,000	Diane Rees	50,000
Gerry Carlson	600,000	Audra Shull	100,000
Gloria Czegledi	2,500	Sky Point Holdings Limited	650,000
Chris Dougans	120,000	Special Target Group Limited	650,000
Gillian Dougans	500,000	Larry Stowell	2,500
Irene Dougans	2,500	Gloria Taylor	2,500
Valerie Dougans	2,500	Doug Wilson	120,000

Fairwood Ventures Inc.	100,000	Joanne Yan	50,000
Yair Farzan	20,000	Li Ying Yan	100,000
Global Publishing Corp	650,000	519471 BC Ltd.	100,000
Herb Herunter	2,500	658111 BC Ltd	500,000
Dennis Higgs	300,000

10.6	Assignment Agreement with 0743608 B.C. Ltd. (incorporated by reference on our Current Report on Form 8-K filed March 19, 2007)

14.1*	Code of Ethics

31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).

31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*Filed herewith

Item 14.           Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended August 31, 2007 and August 31, 2006:

Services	2007	2006
Audit fees	$24,000	$13,700
Audit related fees	$Nil	$Nil
Tax fees	$Nil	$Nil
All other fees	$Nil	$Nil
Total fees	$24,000	$13,700

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Vellmer & Chang for the fiscal year ended August 31, 2007 and August 31, 2006 in connection with statutory and regulatory filings or engagements.

Audit related Fees. There were $Nil audit related fees paid to Vellmer & Chang for the fiscal year ended August 31, 2007 and $Nil for the fiscal year ended August 31, 2006.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2007 and August 31, 2006, we did not use Vellmer & Chang for non-audit professional services or preparation of corporate tax returns.

We do not use Vellmer & Chang, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Vellmer & Chang to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Vellmer & Chang is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by Vellmer & Chang and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Vellmer & Chang’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ARIA CORP.

By:         /s/ Gerald Carlson
 Gerald Carlson
President and Director
Principal Executive Officer
Date: November 29, 2007.

By:        /s/ Chris Bunka
Chris Bunka
Chief Financial Officer and Director
Principal Financial Officer and Principal Accounting Officer
Date: November 29, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         /s/ Gerald Carlson
Gerald Carlson
President and Director
Principal Executive Officer
Date: November 29, 2007.

By:        /s/ Chris Bunka
Chris Bunka
Chief Financial Officer and Director
Principal Financial Officer and Principal Accounting Officer
Date: November 29, 2007.