Form 10QSB
period 2007-11-30
Golden Aria Corp.
filed 2008-01-14
CIK 1346022

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: .182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended November 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act).Yes ❒ No ☒ .

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:Outstanding as of November 30, 2007: 29,305,480 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended November 30, 2007:

(a)	Unaudited Interim Balance Sheets as of November 30, 2007 and August 31, 2007	F-1
(b)	Unaudited Interim Statements of Operations for the three month period ended November 30, 2007 and 2006 and the Cumulative Period from Inception on November 24, 2004 to November 30, 2007	F-2
(c)	Unaudited Interim Statements of Cash Flows for the three months ended November 30, 2007 and 2006 and the Cumulative Period from Inception on November 24, 2004 to November 30, 2007	F-3
(d)	Unaudited Interim Statements of Changes in Stockholders' Equity for the Period from Inception on November 24, 2004 to November 30, 2007	F-4
(e)	Notes to Unaudited Interim Financial Statements	F-5

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

GOLDEN ARIA CORP.
(An Exploration Stage Company)
INTERIM UNAUDITED FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)
(Expressed in U.S. Dollars)

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATE BALANCE SHEETS
(Expressed in U.S. Dollars)

	NOVEMBER 30,	AUGUST 31,
	2007	2007
	(unaudited)	(audited)
ASSETS

Current
Cash and cash equivalents	$461,034	$301,579
Accounts receivable	25,728	14,860
Prepaid expenses and deposit	28,040	-

Total current assets	514,802	316,439

Non-current
Proven - Oil and gas properties (Note 5)	$267,672	$203,658
Unproven Oil and Gas (Note 5)	3,377,843	-

Total Assets	$4,160,317	$520,097

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$31,040	$12,688
Accrued liabilities	17,897	3,375
Due to related parties (Note 5)	196,497	206,871

Total Current Liabilities	245,434	222,934

Deffered tax liability	762,704	-

Total liability	1,008,139	222,934

STOCKHOLDERS' EQUITY

Share capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share

Issued and outstanding:
29,305,480 common shares at November 30, 2007
(and 15,495,480 common shares at August 31, 2007)	29,305	15,495

Additional paid-in capital	4,145,197	1,256,839

Deficit accumulated during the exploration stage	(1,022,324)	(975,171)

Total Stockholders' Equity	3,152,178	297,163

Total Liabilities and Stockholders' Equity	$4,160,317	520,097

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
NOVEMBER 24, 2004 (inception) TO NOVEMBER 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	10,935,000	10,935	98,415	-	-	109,350
at $0.01 per share on March 22, 2005

Issuance of common stock for cash	2,225,000	2,225	331,525	-	-	333,750
at $0.15 per share on April 6, 2005

Stock to be issued	250,000	-	37,250	250	-	37,500

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	13,410,000	13,160	467,190	250	(167,683)	312,917

Stock issued on September 29, 2005	-	250	-	(250)	-	-

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	13,410,000	13,410	467,190	-	(367,774)	112,826

Units issued for cash at $0.25 perunit	185,480	185	163,144			163,329
to related parties on March 6, 2007
(included stock based compensation
of $116,959)

Stock issued for property on April 18, 2007 (note 4)	500,000	500	274,500	-	-	275,000

Units issued for cash at $0.25 per unit	200,000	200	49,800	-	-	50,000
on April 19, 2007

Units issued for cash at $0.25 per unit	1,200,000	1,200	298,800	-	-	300,000
on August 31, 2007

Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)

Balance, August 31, 2007	15,495,480	$15,495	$1,256,839	$-	$(975,171)	$297,163

Stock issued for acquisition at $0.21 per unit	13,810,000	13,810	2,886,290	-	-	2,900,100
on November 30, 2007 (note 7)

Imputed interest from non-interest bearing loan	-	-	2,068	-	-	2,068

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(47,153)	(47,153)

Balance, November 30, 2007	29,305,480	$29,305	$4,145,197	$-	$(1,022,324)	$3,152,178

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	THREE MONTHS ENDED		NOVEMBER 24, 2004
	NOVEMBER 30,		TO
	2007	2006	NOVEMBER 30, 2007

Revenue
Natural gas and oil revenue	$33,831	$-	$116,037

Cost of revenue
Natural gas and oil operating costs and royalties	9,505	-	37,450
Depletion	12,848	-	88,940
Writedown in carrying value of oil and gas property	-	-	216,299

	22,353	-	342,689

Gross Profit	11,478	-	(226,652)

Expenses
Accounting and audit	23,199	19,176	133,097
Bank charges and interest expense	2,183	169	6,545
Consulting (Note 6)	6,360	6,360	183,465
Exploration costs and option payment	-	(27,691)	318,292
Fees and dues	1,170	1,155	8,916
Investor relations	1,950	3,203	4,903
Legal an professional	13,887	7,678	87,869
Office and miscellaneous	9,978	244	26,896
Rent	2,449	4,044	29,029
Travel	-	-	3,268

Total expenses	61,176	14,338	802,280

(Loss) for the period before other income	(49,697)	(14,338)	(1,028,932)

Other income (expense)
Interest income	2,544	(1,490)	6,609
Write off of mineral property	-		(1)

Net (loss) for the period	$(47,153)	$(15,828)	$(1,022,324)

Basic and diluted loss per share	$(0.00)	(0.00)

Weighted average number of common shares
outstanding - basic and diluted	15,647,238	13,410,000

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	THREE MONTHS ENDED		November 24, 2004
	NOVEMBER 30,		TO
	2007	2006	NOVEMBER 30, 2007

Cash flows used in operating activities

Net (loss)	$(47,153)	$(12,848)	$(1,022,324)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation (Note 6)	-	-	116,959
Depletion	12,848	-	88,940
Write down in carrying value of oil and gas properties	-	-	216,299
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write off of mineral property	-	-	1
Imputed interest expense	2,068		5,473
Adjusted cash flows used in operating activities	(32,237)	(12,848)	(557,152)

Change in non-cash working capital items:
Accounts receivable	(160)	-	(15,020)
Prepaid expenses and deposit	(3,756)	3,558	(3,756)
Accounts payable	(9,568)	(31,249)	3,120
Accrued liabilities	14,522	11,964	17,897
Due to related parties	(10,374)	(3,075)	(6,559)

Net cash used in operating activities	(41,573)	(31,650)	(561,470)

Cash flows used in investing activities

Oil and gas properties acquisition			(17,993)
Mineral resource properties acquisition	-	-	(1)
Cash provided in connection with business aquisition	201,028		201,028

Net cash used in investing activities	201,028	-	183,034

Cash flows from financing activities

Proceeds from issuance(cancellation) of common stock		-	839,470

Net cash from financing activities	-	-	839,470

Increase (Decrease) in cash and cash equivalents	159,455	(31,650)	461,034

Cash and cash equivalents, beginning of period	301,579	153,329	-

Cash and cash equivalents, end of period	$461,034	$121,679	$461,034

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)
(Expressed in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of November 30, 2007 and for the three months ended November 30, 2006 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the August 31, 2007 audited annual financial statements and notes thereto. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ended August 31, 2008.

2.	ORGANIZATION AND BUSINESS ACQUISITION

The Company is an independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States and Canada.

The Company was incorporated in the State of Nevada on November 24, 2004.

        Business acquisition

Effective November 30, 2007, the Company acquired Target Energy, Inc. (“Target”), a private Nevada corporation, whose principal business is in the identification, acquisition and exploration of oil and gas properties. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Target occurred on November 30, 2007.  The Company issued to the shareholders of Target 13,810,000 shares of common stock, which represented 100% of the outstanding shares of Target.  Following is a summary of purchase price allocation:

November 30, 2007

Purchase price:

Share consideration - 13,810,000 common shares at $0.21 per share	$2,900,100

Purchase Price Allocation:

Cash and cash equivalents	$201,028
Accounts receivable	10,708
Prepaid expense and deposits	24,284
Oil and gas properties	3,454,704
Accounts payable and accrued liabilities	(27,920)
Deferred income tax liabilities	(762,704)

Total	$2,900,100

As the acquisition was completed on the quarter end, therefore, $nil operations of the Target was included in the consolidated financial statements.

3.	GOING CONCERN UNCERTAINTY

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $47,153 for the three months ended November 30, 2007 [net loss for the three months ended November 30, 2006 - $47,730] and as at November 30, 2007 has incurred cumulative losses of $1,022,324 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependant upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company’s shareholders, and ultimately to obtain successful operations. These unaudited consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

4.	SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Target Energy, Inc.  All significant inter-company balances and transactions have been eliminated.

b) Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  Revenues from natural gas production are recorded using the sales method.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At November 30, 2007, the Company had no overproduced imbalances.

c) Oil and Gas Properties

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

   d)    Stock-Based Compensation

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

The Company did not grant any stock options during the period ended November 30, 2007.

5.	OIL AND GAS PROPERTIES

Queensdale, Saskatchewan (1A9-25)

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

West Queensdale, Saskatchewan (HZ 4A9-25/3A15-25-6-2 W2)
In Connection with the acquisition of Target, the Company acquired another producing well at Queensdale, Queensdale West HZ 4A9-25/3A15-25-6-2 W2.  The well was drilled in February 2007 and was placed in production on May 15, 2007.  The Company has an 8% Gross Interest before payout (BPO) and 4% net interest after payout in this well.

Wordsworth, Saskatchewan

Through the Company’s subsidiary, Target, the Company owns a well working interest in Wordsworth, Saskatchewan. The Wordsworth property has one producing oil well which was drilled in May, 2006, and in which the Company has a 3.75% net interest.  This is a horizontal well called the Wordsworth East HZ 2A2-23/3A11-14-7-3 W2, and was considered a new pool discovery. A second well on this property, the Wordsworth E. HZ 3B9-23/3A11-23-7-3 W2 located on the north side of the Wordsworth prospect area, was deemed not commercially viable as a producing oil well. This well will be converted to a water injection well for the disposition of salt water from the first well and from future producers in the field. The injection well should provide cost savings versus salt water trucking costs.

Coteau Lake, Saskatchewan

In connection with the acquisition of Target, the Company acquired certain working interest in Coteau Lake, Saskatchewan.

Coteau Lake is an exploration property and the Company has no producing oil or gas wells on this land at this time. The Coteau Lake exploration project covers 1,280 acres of land. The Company’s gross and net interest in this project is 50%. There has been historic oil production on the Coteau Lake project lands.
On November 7, 2007, the Company’s subsidiary Target entered into a Letter of Intent (the “LOI”) with Primrose Drilling Ventures Ltd. (“Promrose”), a body corporate, having an office in the city of Calgary, in the Province of Alberta.  Pursuant to the LOI, Target is the interest title holder of Saskatchewan Crown Land parcels 124, 125 and 126.
Primrose elected to proceed with a 50/50 joint venture with Target by reimbursing Target for 50% of its land cost on parcels 124, 125 and 126 for CDN$26,590 which is payable on signing within 15 days of the LOI.  Primrose would become operator of the project upon its acceptance of such appointment and agreement to assume the duties, obligations and rights of the operator.  A formal Participation Agreement (“Agreement”) will include the provisions of LOI and will be drawn up and concluded with 15 days of the above noted payment by Primrose to Target.  Included in the Participation Agreement would be the Area of Mutual Interest (AMI) which would govern future land acquisitions and timeline set out in the LOI.

(a) Proved property

Property	August 31, 2007	Addition	Depletion for the period	Write down in carrying value	November 30, 2007
Canada– Proved property	$203,658	$76,862	$(12,848)	$-	$267,672

   (b) Unproved property

Property	August 31, 2007	Addition	Cost added to capitalized cost	November 30, 2007
Canada– Unproved property	$-	$2,615,139	$-	$2,615,139

The additions of the unproved property was resulted of the business acquisition occurred during the period. The acquired unproven oil and gas properties of $ 2,615,139 have been recorded at amounts necessary to reflect temporary differences associated with the differences between their accounting and tax bases. As a result, these properties are recorded in the consolidated balance sheet at November 30, 2007 at $ 3,377,843, with a corresponding future tax liability of $ 762,704.

6.	RELATED PARTIES TRANSACTION

In the period ended November 30, 2007, the Company incurred $6,360 (November 30, 2006: $6,360) and $nil (November 30, 2006: $1,595); of consulting fees and office rent, respectively, to companies controlled by / related to a director of the Company. At November 30, 2007, the Company owed $1,590 (November 30, 2006: $nil) to those companies and an additional $194,907 (November 30, 2006: $Nil) was owed to a company controlled by a Director/CEO of the Company for acquiring working interest in Queensdale, Saskatchewan Project.  The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

7.   COMMON STOCK AND WARRANTS

Common Stock
On October 15, 2007, the Company entered into a share exchange agreement with Target Energy (“Target”), a private Nevada corporation, and the former shareholders of Target. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Target occurred on November 30, 2007.  The Company issued to the shareholders of Target 13,810,000 shares of common stock, which represented 100% of the outstanding shares of Target.  After giving effect to the share exchange agreement, including the issuance of 13,810,000 of common shares in the Company.  As of November 30, 2007, the total number of shares issued and outstanding is 29,305,480.

Warrants
A summary of the changes in share purchase warrants for the period ended November 30, 2007 is presented below:

	Warrants Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2007	1,585,480	$ 0.40

Issued	-	-

Balance, November 30, 2007	1,585,480	$ 0.40

The Company has the following warrants outstanding and exercisable.

November 30, 2007	Warrants outstanding and exercisable

		Weighted	Weighted
		average	average
	Number	remaining	exercise
Exercise price	of shares	contractual life	price
$0.40	385,480	1 years	0.40
$0.40	1,200,000	1.75 years	0.40

8.	COMMITMENTS - OTHER

(a)    The Company has entered into a month-to-month rental arrangement for office space in Vancouver, British Columbia, Canada for $530 per month.

(b)    On May 25, 2006, the Company has entered into an administration contract with Hurricane Corporate Services Ltd, an arms-length party, to provide administrative services to the Company for $2,860 per month commencing June 1, 2006.

9.
SUBSEQUENT EVENTS
On December 14, 2007, the Company’s directors adopted a stock option plan (the “2008 Option Plan”) to authorized to grant options to acquire up to a total of 2,800,000 shares of common stock.

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

Management's Discussion and Analysis

We are an exploration company focused on developing oil and gas properties.

The following disclosure relates to each property that we have an interest in:

The Wordsworth light oil project, South Eastern Saskatchewan, Canada

The Wordsworth property has one producing oil well which was drilled in May, 2006, and in which Golden Aria has a 3.75% net interest.  This is a horizontal well called the Wordsworth East HZ 2A2-23/3A11-14-7-3 W2, and was considered a new pool discovery. A second well on this property, the Wordsworth E. HZ 3B9-23/3A11-23-7-3 W2 located on the north side of the Wordsworth prospect area, was deemed not commercially viable as a producing oil well. This well will be converted to a water injection well for the disposition of salt water from the first well and from potential future producers in the field. The injection well should provide cost savings versus salt water trucking costs.

The Queensdale West light oil project, South Eastern Saskatchewan, Canada

The Queensdale West property has two producing oil wells. Golden Aria has an 15.00% Gross Interest before payout (BPO) and 7.5% net interest after payout in the Queensdale West HZ 91/01-25-6-2 W2 and an 8.00% Gross Interest before payout (BPO) and 4% net interest after payout in the Queensdale West HZ 4A9-25 / 3A15-25-6-2 W2.

The Coteau Lake light oil exploration project, South Eastern Saskatchewan, Canada

Coteau Lake is an exploration property and we have no producing oil or gas wells on this property at this time. Coteau Lake covers 1,280 acres of land. Golden Aria’s gross and net interest in this project is 50%. There has been historic oil production on the Coteau Lake project lands.  Our internal geological and geophysical work to date indicates our lands could be prospective for oil & gas accumulations to have taken place. Our current focus on this project is the defining of our first exploration well location.

Golden Aria expects to evaluate additional properties on an ongoing basis and will acquire interests when believed to be in the company interest.

Results of Operations for the Three Months Ended November 30, 2007

For the three-month period ended November 30, 2007, the Company had $33,831 in revenues compared to no revenues for the same three-month period in the prior year. The Company has generated $116,037 in revenues from inception on November 24, 2004 to November 30, 2007.

For the three-month period ended November 30, 2007 we incurred costs and expenses in the amount of $83,529, compared to costs and expenses of $14,338 for the same three-month period in the prior year..

This increase in costs and expenses is attributable to well operating cost and administrative expenses we incurred in connection with the following:

•
Cost of Revenue. In the three month period ended November 30, 2007, the Company incurred $22,353 (November 30, 2006: $0) in operating and depletion costs relating to its revenue producing property.  Depletion costs amounted to $12,848 for the three month period ending November 30, 2007.

•	Accounting, and audit fees increased to $23,199 (November 30, 2006: $19,176). The increase was in line with expectations.

•	Fees paid to a consultant. In the three month period ended November 30, 2007, the Company incurred $6,360 (November 30, 2006: $6,360); which was consistent with prior periods.

•
Legal and professional fees. In the three month period ended November 30, 2007, the Company incurred $13,887 (November 30, 2006: $7,678); the increase was caused by cots relating to the acquisition of Target Energy Inc.

•	Office and Miscellaneous. In the three month period ended November 30, 2007, the Company incurred $9,978 (November 30, 2006:$244) relating to exchange losses on translation of foreign currency.

We incurred general and administrative expenses in the amount of $61,176 for the three-months ended November 30, 2007 compared to $14,338 for the same three-month period ended in the prior year. The increase in general and administrative expenses occurred due to the costs of operating an office, higher than estimated costs for the fiscal audit of August 31, 2007, the cost of preparing the quarterly 10QSB filing and exchange losses.

The loss for the period ended November 30, 2007 was $47,153 compared to a loss of 15,828 for the corresponding period in the prior year.  The increase in loss was caused by an increase in operating expenses which was partially offset by an increase in revenue.

Assets

As of November 30, 2007, we had current assets of $514,802 and total assets of $4,160,317. We had total assets of $520,097 as of August 31, 2007. The increase in our total assets is primarily attributable to the acquisition of Target Energy Inc., which occurred on November 30, 2007.

Liquidity and Capital Resources

As of November 30, 2007, we had total current assets of $514,802 (August 31, 2007:  $316,439) and total assets in the amount of $4,160,317 (August 31, 2007:  $520,097). Our total current liabilities as of November 30, 2007 were $245,434 (August 31, 2007:  $222,934). As a result, on November 30, 2007 we had working capital of $269,368 (August 31, 2007:  $93,505). The increase in working capital was caused by the acquisition of Target Energy Inc.

We relied on cash on hand previously raised through the issue of equity capital to fund our operations during the three months ended November 30, 2007.

The company generates some revenue. However, we still anticipate the need to raise significant capital through the sale of equity securities on a private or public basis in order to sustain operations, meet our commitments for exploration and to acquire additional mineral properties. It is uncertain whether we will be able to obtain the necessary capital.

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

Natural Gas and Oil Properties

We account for our oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”).  Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved oil and gas reserves contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized.  All general corporate costs are expensed as incurred.  In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded.  Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis.  Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis.  The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues from proved reserves discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations.  These properties are included in the amortization pool immediately upon the determination that the well is dry.

Unproved properties consist of lease acquisition costs and costs on well currently being drilled on the properties.  The recorded costs of the investment in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired.

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At November 30, 2007, we had no overproduced imbalances.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2007. This evaluation was carried out under the supervision and with the participation of our President (Principal Executive Officer) Robert McAllister, Chief Executive Officer, Mr. Chris Bunka. Based upon that evaluation, our Principal Executive Officer and Chief Executive Officer concluded that, as of November 30, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended November 30, 2007 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding as at November 30, 2007. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2007.

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

Dated: January 14, 2008

GOLDEN ARIA CORP.

/s/ " Robert McAllister " Robert McAllister President (Principal Executive Officer) 01/14/2008

/s/ "Chris Bunka" Chris Bunka Chairman, Chief Executive Officer and member of the Board of Directors 01/14/2008

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Robert McAllister, the President (Principal Executive Officer) of Golden Aria Corp., certify that:

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

Date January 14, 2008	By:	/s/ "Robert McAllister" Robert McAllister President (Principal Executive Officer)

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

Date: January 14, 2008	By:	/s/ "Chris Bunka" Chris Bunka Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and member of the Board of Directors

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

Date: January 14, 2008	By:	/s/ "Chris Bunka" Chris Bunka Chairman, Chief Executive Officer and member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Robert McAllister, President, (Principal Executive Officer) of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended November 30, 2007, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

Date: January 14, 2008	By:	/s/ "Robert McAllister" Robert McAllister President (Principal Executive Officer)

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Chris Bunka, Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended November 30, 2007, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

Date: January 14, 2008	By:	/s/ "Chris Bunka" Chris Bunka Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Golden Aria Corp. and will be retained by Golden Aria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.