Form 10QSB
period 2008-02-29
Golden Aria Corp.
filed 2008-04-08
CIK 1346022

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response: ..182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended February 29, 2008

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

Outstanding as of February 29, 2008: 29,305,480 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited consolidated financial statement for the period ended February 29, 2008:

(a)	Unaudited Interim Consolidated Balance Sheets as of February 29, 2008 and August 31, 2007	F-1
(b)	Unaudited Interim Consolidated Statements of Changes in Stockholders' Equity for the Period from Inception on November 24, 2004 to February 29, 2008	F-2
(c)
Unaudited Interim Consolidated Statements of Operations for the three month period ended February 29, 2008 and February 28, 2007 and the Cumulative Period from Inception on November 24, 2004 to February 29, 2008
F-3
(d)
Unaudited Interim Consolidated Statements of Cash Flows for the three months ended February 29, 2008 and February 28, 2007 and the Cumulative Period from Inception on November 24, 2004 to February 29, 2008
F-4
(e)	Notes to Unaudited Interim Consolidated Financial Statements	F-5

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 29, 2008 are not necessarily indicative of the results that can be expected for the full year.

GOLDEN ARIA CORP.
(An Exploration Stage Company)
INTERIM UNAUDITED CONSOLIDATED BALANCE SHEETS
February 29, 2008
(Unaudited)
(Expressed in U.S. Dollars)

	FEBRUARY 29,	AUGUST 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

Current
Cash and cash equivalents	$371,974	$301,579
Accounts receivable	26,288	14,860
Prepaid expenses and deposit	2,810	-
Total current assets	401,072	316,439

Non-Current
Proven - Oil and gas properties (Note 5)	250,651	203,658
Unproven - Oil and gas properties (Note 5)	3,400,833	-
Total Assets	$4,052,556	$520,097

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$5,906	$12,688
Accrued liabilities	-	3,375
Due to related parties (Note 5)	182,002	206,871
Total Current Liabilities	187,908	222,934
Deferred tax liability	762,704	-
Total Liabilities	950,612	222,934

STOCKHOLDERS' EQUITY

Share capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
29,305,480 common shares at February 29, 2008
(and 15,495,480 common shares at August 31, 2007)	29,305	15,495
Additional paid-in capital	4,217,844	1,256,839
Deficit accumulated during the exploration stage	(1,145,205)	(975,171)
Total Stockholders' Equity	3,101,944	297,163
Total Liabilities and Stockholders' Equity	$4,052,556	520,097

The accompanying notes are an integral part of these financial statements

F1

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO FEBRUARY 29, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	STOCKTO BE ISSUED	DEFICIT ACCUMULATED DURING EXPLORATION STAGE	TOTAL STOCKHOLDERS' EQUITY
	-
Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	10,935,000	10,935	98,415	-	-	109,350
at $0.01 per share on March 22, 2005
Issuance of common stock for cash	2,225,000	2,225	331,525	-	-	333,750
at $0.15 per share on April 6, 2005
Stock to be issued	250,000	-	37,250	250	-	37,500

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	13,410,000	13,160	467,190	250	(167,683)	312,917

Stock issued on September 29, 2005	-	250	-	(250)	-	-

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	13,410,000	13,410	467,190	-	(367,774)	112,826

Units issued for cash at $0.25 per unit	185,480	185	163,144			163,329
to related parties on March 6, 2007
(included stock based compensation
of $116,959)

Stock issued for property on April 18, 2007	500,000	500	274,500	-	-	275,000
Units issued for cash at $0.25 per unit	200,000	200	49,800	-	-	50,000
on April 19, 2007
Units issued for cash at $0.25 per unit	1,200,000	1,200	298,800	-	-	300,000
on August 31, 2007

Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)
Balance, August 31, 2007	15,495,480	$15,495	$1,256,839	$-	$(975,171)	$297,163

Units issued for acquisition at $0.21 per unit	13,810,000	13,810	2,886,290	-	-	2,900,100
on November 30, 2007

Imputed interest from non-interest bearing loan	-	-	4,002	-	-	4,002

Stock-based compensation on 1,785,000 options granted	-	-	70,713	-	-	70,713
(Note 8)

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(170,034)	(170,034)
Balance, February 29, 2008	29,305,480	$29,305	$4,217,844	$-	$(1,145,205)	$3,101,944
The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					NOVEMBER 24, 2004
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	FEBRUARY 29,	FEBRUARY 28,	FEBRUARY 29,	FEBRUARY 28,	FEBRUARY 29,
	2008	2007	2008	2007	2008

Revenue
Natural gas and oil revenue	$61,406	$-	$95,237	$-	$177,443

Cost of revenue
Natural gas and oil operating costs and royalties	19,770	-	29,275	-	57,220
Depletion	20,268	-	33,116	-	109,208
Writedown in carrying value of oil and gas property	9,914	-	9,914	-	226,213
	49,952	-	72,305	-	392,641
Gross Profit	11,454	-	22,932	-	(215,198)

Expenses
Accounting and audit	13,586	10,218	36,785	29,395	146,683
Bank charges and interest expense	2,097	233	4,280	402	8,642
Consulting (Note 6 & Note 8)	76,713	6,360	83,073	12,720	260,178
Exploration costs and option payment	-	121,943	-	94,251	318,292
Fees and dues	1,850	864	3,020	2,019	10,766
Insurance	9,807	-	9,807	-	9,807
Investor relations	2,094	(250)	4,044	2,953	6,997
Legal an professional	17,216	5,206	31,103	12,885	105,085
Office and miscellaneous	4,156	(609)	14,134	(366)	31,052
Rent	5,631	5,629	8,080	9,672	34,660
Travel	3,025	2,381	3,025	2,381	6,294
Total expenses	136,175	151,975	197,351	166,312	938,456

(Loss) for the period before other income	(124,721)	(151,975)	(174,419)	(166,312)	(1,153,654)

Other income (expense)
Interest income	1,840	342	4,385	1,831	8,450
Write off of mineral property	-	-	-	-	(1)
Net (loss) for the period	$(122,881)	$(151,633)	$(170,034)	$(164,481)	$(1,145,205)
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares
outstanding - basic and diluted	29,305,480	13,410,000	22,476,359	13,410,000

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	SIX MONTHS ENDED		CUMULATIVE PERIOD FROM
	FEBRUARY 29, 2008	FEBRUARY 28, 2007	INCEPTION November 24, 2004 TO FEBRUARY 29, 2008

Cash flows used in operating activities

Net (loss)	$(170,034)	$(164,481)	$(1,145,205)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation (Note 8)	70,713		187,672
Depletion	33,116	-	109,208
Write down in carrying value of oil and gas properties	9,914	-	226,213
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write off of mineral property	-	-	1
Imputed interest expense	4,002		7,407
Adjusted cash flows used in operating activities	(52,289)	(164,481)	(577,204)

Change in non-cash working capital items:
Accounts receivable	(720)	-	(15,580)
Prepaid expenses and deposit	21,474	7,099	21,474
Accounts payable	(34,702)	2,580	(22,014)
Accrued liabilities	(3,375)	775	-
Due to related parties	(24,869)	2,755	(21,054)
Net cash used in operating activities	(94,481)	(151,272)	(614,378)

Cash flows used in investing activities
Oil and gas properties acquisition	(36,152)	-	(54,145)
Mineral resource properties acquisition	-	-	(1)
Cash provided in connection with business acquisition	201,028	-	201,028
Net cash from (used in) investing activities	164,876	-	146,882

Cash flows from financing activities
Proceeds from issuance(cancellation) of common stock	-	21,370	839,470
Net cash from financing activities	-	21,370	839,470
Increase (Decrease) in cash and cash equivalents	70,395	(129,902)	371,974
Cash and cash equivalents, beginning of period	301,579	153,329	-
Cash and cash equivalents, end of period	$371,974	$23,427	$371,974

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2008

(Unaudited)
(Expressed in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of February 29, 2008 and for the six months ended February 29, 2008 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the August 31, 2007 audited annual financial statements and notes thereto. Operating results for the three and six months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ended August 31, 2008.

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

As the acquisition was completed on the November 30, 2007, therefore, only operations commenced from December 1, 2007 of the Target’s was included in the consolidated financial statements.

3.	GOING CONCERN UNCERTAINTY

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $170,043 for the six months ended February 29, 2008 [net loss for the six months ended February 28, 2007 - $164,481] and as at February 29, 2008 has incurred cumulative losses of $1,145,205 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  Revenues from natural gas production are recorded using the sales method.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At February 29, 2008, the Company had no overproduced imbalances.

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

Cost related to site restoration programs are accrued over the life of the project

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

Wordsworth, Saskatchewan

Through the Company’s subsidiary, Target, the Company owns a well working interest in Wordsworth, Saskatchewan, The Wordsworth property has one producing oil well which was drilled in May, 2006, and in which the Company has a 3.75% net interest.  This is a horizontal well called the Wordsworth East HZ 2A2-23/3A11-14-7-3 W2, and was considered a new pool discovery. A second well on this property, the Wordsworth E. HZ 3B9-23/3A11-23-7-3 W2 located on the north side of the Wordsworth prospect area, was deemed not commercially viable as a producing oil well. However, after additional seismic was completed on this project the partners have agreed to re-enter the well and make a new horizontal leg turning to the south.  It is anticipated this will result in a new producing oil well this summer.

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

On November 7, 2007, the Company’s subsidiary Target entered into a Letter of Intent (the “LOI”) with Primrose Drilling Ventures Ltd. (“Primrose”), a body corporate, having an office in the city of Calgary, in the Province of Alberta.  Pursuant to the LOI, the Target is the interest title holder of Saskatchewan Crown Land parcels 124, 125 and 126.

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

(a) Proved property
Property	August 31, 2007	Addition	Depletion for the period	Write down in carrying value	February 29, 2008
Canada– Proved property	$203,658	$90,023	$(33,116)	$(9,914)	$250,651

(b) Unproved property
Property	August 31, 2007	Addition	Cost added to capitalized cost	February 29, 2008
Canada– Unproved property	$-	$2,638,129	$-	$2,638,129

Included in the unproved property, $2,615,139 was resulted of the business acquisition occurred on November 30, 2007.  The acquired unproven oil and gas properties of $ 2,615,139 have been recorded at amounts necessary to reflect temporary differences associated with the differences between their accounting and tax bases. As a result, these properties are recorded in the consolidated balance sheet at February 29, 2008 at $ 3,377,843, with a corresponding future tax liability of $ 762,704.

6.	RELATED PARTIES TRANSACTION

In the three month period ended February 29, 2008, the Company paid $6,000 (February 28, 2007: $Nil) to the President of the Company.  The Company incurred $Nil (February 28, 2007: $6,360) and $1,590 (February 28, 2007: $3,190); of consulting fees and office rent, respectively, to companies controlled by / related to a director of the Company. At February 29, 2008, the Company owed $1,590 (February 28, 2007: $5,830) to those companies and an additional $180,412 (February 28, 2007: $Nil) was owed to a company controlled by a Director/CEO of the Company for acquiring working interest in Queensdale, Saskatchewan Project.  The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

7.   COMMON STOCK AND WARRANTS

Common Stock
On October 15, 2007, the Company entered into a share exchange agreement with Target Energy (“Target”), a private Nevada corporation, and the former shareholders of Target. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Target occurred on November 30, 2007.  The Company issued to the shareholders of Target 13,810,000 shares of common stock, which represented 100% of the outstanding shares of Target.  After giving effect to the share exchange agreement, including the issuance of 13,810,000 of common shares in the Company.  As of February 29, 2008, the total number of shares issued and outstanding is 29,305,480.

Warrants
A summary of the changes in share purchase warrants for the period ended February 29, 2008 is presented below:
	Warrants Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2007	1,585,480	$ 0.40

Issued	-	-

Balance, February 29, 2008	1,585,480	$ 0.40

The Company has the following warrants outstanding and exercisable.

February 29, 2008	Warrants outstanding and exercisable

		Weighted	Weighted
		average	average
	Number	remaining	exercise
Exercise price	of shares	contractual life	price
$0.40	385,480	0.75 years	0.40
$0.40	1,200,000	1.50 years	0.40

8.    STOCK OPTIONS

On December 14, 2007, the Company granted 1,785,000 stock options to Directors, Officers, and consultants of the Company with an exercise price of $0.35 per share, expiring over 5 years.  The vesting dates of options are as below:

Vesting Dates	Percentage of options granted
December 14, 2007	25%
December 14, 2008	25%
December 14, 2009	25%
December 14, 2010	25%

For the three months ended February 29, 2008, the Company recorded a total of $70,713 for stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the period ended February 29, 2008 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2007	-	$ -

Granted	1,785,000	0.35

Balance, February 29, 2008	1,785,000	$ 0.35

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Period ended February 29, 2008
Expected volatility	92.10%
Risk-free interest rate	3.77%
Expected life	5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the period ended February 29, 2008 is as follows:

Period ended February 29, 2008	Weighted Average Exercise Price	Weighted Average Fair Value

Exercise price is more than the market price at grant date:	$ 0.35	$ 0.13

The Company has the following options outstanding and exercisable.

February 29, 2008	Options outstanding			Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
exercise prices	of shares	contractual life	Price	of shares	Price

$0.35	1,785,000	4.79 years	$0.35	446,250	$0.35

9.	COMMITMENTS - OTHER

(a) The Company has entered into a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$525 (including CAD$25 GST) per month.

(b) On May 25, 2006, the Company has entered into an administration contract with Hurricane Corporate Services Ltd, an arms-length party, to provide administrative services to the Company for $2,860 per month commencing June 1, 2006. This agreement was subsequently cancelled on April 1, 2008.

(c) On December 1, 2007, the Company entered into a consulting agreement with the president of the Company for corporate administration and oil and gas exploration and production consulting services for $2,000 per month on a continuing basis.

(d) On March 2, 2008, the Company entered into a controller agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia.  CAB Financial Services is a consulting company controlled by the chairman of the board and chief executive officer of the Company.

Pursuant to the controller agreement, CAB Financial Services will provide corporate accounting and controller services to the Company in consideration for the payment of CAD$3,675 (including CAD$175 GST) per month, together with reimbursement for all travel and other expenses incurred by it.

10.	SUBSEQUENT EVENTS

See Note 9 (d)

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

Management's Discussion and Analysis

We are currently an exploration company focused on developing oil and gas properties.  We have also begun an extensive review of opportunities in the alternative energy sector, as continually improving economics in the sector support sound business fundamentals. At the same time, costs of producing energy from the Jurassic age of conventional energy, such as oil and natural gas, continue to rise, and in some cases rise dramatically, particularly when including all environmental costs. Management is thus looking at opportunities that will provide scaleable long term economic and environmental benefits to the market and to shareholders.

The following disclosure relates to each property that we have an interest in:

The Wordsworth light oil project, South Eastern Saskatchewan, Canada

The Wordsworth property has one producing oil well which was drilled in May, 2006, and in which Golden Aria has a 3.75% net interest.  This is a horizontal well called the Wordsworth East HZ 2A2-23/3A11-14-7-3 W2, and was considered a new pool discovery. A second well on this property, the Wordsworth E. HZ 3B9-23/3A11-23-7-3 W2 located on the north side of the Wordsworth prospect area, was deemed not commercially viable as a producing oil well. However, after additional seismic was completed on this project the partners have agreed to re-enter the well and make a new horizontal leg turning to the south.  It is anticipated this will result in a new producing oil well this summer.

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

Results of Operations for the Six Months Ended February 29, 2008

For the six-month period ended February 29, 2008, the Company had $95,237 in revenues compared to no revenues for the same six-month period in the prior year. The Company has generated $177,443 in revenues from inception on November 24, 2004 to February 29, 2008.

For the six-month period ended February 29, 2008 we incurred costs and expenses in the amount of $269,656, compared to costs and expenses of $166,312 for the same six-month period in the prior year..

This increase in costs and expenses is attributable to well operating cost and administrative expenses we incurred in connection with the following:

•
Cost of Revenue. In the six month period ended February 29, 2008, the Company incurred $72,305 (February 28, 2007: $0) in operating and depletion costs relating to its revenue producing property.  Depletion costs specifically amounted to $33,116 for the six-month period ending February 29, 2008.

•	Accounting, and audit fees increased to $36,785 (February 28, 2007: $29,395). The increase was in line with expectations.

•	Fees paid to a consultant. In the six month period ended February 29, 2008, the Company incurred $83,073 (February 28, 2007: $12,720); of which $70,713 was related to the stock option plan.

•
Legal and professional fees. In the six month period ended February 29, 2008, the Company incurred $31,103 (February 28, 2007: $12,885); the increase was caused by cots relating to the acquisition of Target Energy Inc.

•	Office and Miscellaneous. In the six month period ended February 29, 2008, the Company incurred $14,134 (February 28, 2007:($366)) relating to exchange losses on translation of foreign currency.

We incurred general and administrative expenses in the amount of $197,351 for the six-months ended February 29, 2008 compared to $166,312 for the same six-month period ended in the prior year. The increase in general and administrative expenses occurred due to the consulting fees and legal fees.

The loss for the period ended February 29, 2008 was $170,034 compared to a loss of $164,481 for the corresponding period in the prior year.  The decrease in loss was caused by an increase in operating expenses which was partially offset by an increase in revenue.

Assets

As of February 29, 2008, we had current assets of $401,072 and total assets of $4,052,556. We had total assets of $520,097 as of August 31, 2007. The increase in our total assets is primarily attributable to the acquisition of Target Energy Inc., which occurred on November 30, 2007.

Liquidity and Capital Resources

As of February 29, 2008, we had total current assets of $401,092 (August 31, 2007:  $316,439) and total assets in the amount of $4,052,556 (August 31, 2007:  $520,097). Our total current liabilities as of February 29, 2008 were $187,908 (August 31, 2007:  $222,934). As a result, on February 29, 2008 we had working capital of $213,164 (August 31, 2007:  $93,505). The increase in working capital was caused by the acquisition of Target Energy Inc.

We relied on cash on hand previously raised through the issue of equity capital to fund our operations during the six months ended February 29, 2008.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At February 29, 2008, we had no overproduced imbalances.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2008. This evaluation was carried out under the supervision and with the participation of our President (Principal Executive Officer) Robert McAllister, Chief Executive Officer, Mr. Chris Bunka. Based upon that evaluation, our Principal Executive Officer and Chief Executive Officer concluded that, as of February 29, 2008, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended February 29, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding as at February 29, 2008. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 29, 2008.

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

GOLDEN ARIA CORP.

Dated: March 31, 2008	By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
04/07/2008

By:	/s/ "Chris Bunka"
Chris Bunka,
Chairman, Chief Executive Officer and member of the Board of Directors
04/07/2008

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

Date April 7, 2008	By:	/s/ "Robert McAllister" Robert McAllister, President (Principal Executive Officer)

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

Date: April 7, 2008	By:	/s/ "Chris Bunka" Chris Bunka, Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and member of the Board of Directors

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

Date: April 7, 2008	By:	/s/ "Chris Bunka" Chris Bunka, Chairman, Chief Executive Officer and member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Robert McAllister, President, (Principal Executive Officer) of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended February 29, 2008, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

Date: April 7, 2008	By:	/s/ "Robert McAllister" Robert McAllister President (Principal Executive Officer)

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Chris Bunka, Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended February 29, 2008, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

Date: April 7, 2008	By:	/s/ "Chris Bunka" Chris Bunka Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Golden Aria Corp. and will be retained by Golden Aria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.