Form 10-Q
period 2008-05-31
Golden Aria Corp.
filed 2008-07-10
CIK 1346022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

 (Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended May 31, 2008

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

Outstanding as of May 31, 2008: 29,305,480 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited consolidated financial statement for the period ended May 31, 2008:

(a)	Unaudited Interim Consolidated Balance Sheets as of May 31, 2008 and August 31, 2007	F-1
(b)	Unaudited Interim Consolidated Statements of Changes in Stockholders' Equity for the Period from Inception on November 24, 2004 to May 31, 2008	F-2
(c)	Unaudited Interim Consolidated Statements of Operations for the three month period ended May 31, 2008 and May 31, 2007 and the Cumulative Period from Inception on November 24, 2004 to May 31, 2008	F-3
(d)	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended May 31, 2008 and May 31, 2007 and the Cumulative Period from Inception on November 24, 2004 to May 31, 2008	F-4
(e)	Notes to Unaudited Interim Consolidated Financial Statements	F-5

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATE BALANCE SHEETS
(Expressed in U.S. Dollars)
	May 31,	AUGUST 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

Current
Cash and cash equivalents	$256,309	$301,579
Accounts receivable	80,672	14,860

Total current assets	336,981	316,439

Non-Current
Long-term Investment in Pro Eco (Note 5)	45,000	-
Proven - Oil and gas properties (Note 6)	217,763	203,658
Unproven - Oil and gas properties (Note 6)	3,409,832	-

Total Assets	$4,009,576	$520,097

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$22,852	$12,688
Accrued liabilities	-	3,375
Due to related parties (Note 7)	144,074	206,871

Total Current Liabilities	166,926	222,934

Deferred tax liability	762,704	-

	929,630	222,934

STOCKHOLDERS' EQUITY

Share capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share

Issued and outstanding:
29,305,480 common shares at May 31, 2007
(and 15,495,480 common shares at August 31, 2007)	29,305	15,495

Additional paid-in capital	4,246,465	1,256,839

Deficit accumulated during the exploration stage	(1,195,824)	(975,171)

Total Stockholders' Equity	3,079,946	297,163

Total Liabilities and Stockholders' Equity	$4,,009,576	520,097

The accompanying notes are an integral part of these financial statements

F1

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
NOVEMBER 24, 2004 (inception) TO MAY 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)
					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	10,935,000	10,935	98,415	-	-	109,350
at $0.01 per share on March 22, 2005

Issuance of common stock for cash	2,225,000	2,225	331,525	-	-	333,750
at $0.15 per share on April 6, 2005

Stock to be issued	250,000	-	37,250	250	-	37,500

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	13,410,000	13,160	467,190	250	(167,683)	312,917

Stock issued on September 29, 2005	-	250	-	(250)	-	-

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	13,410,000	13,410	467,190	-	(367,774)	112,826

Units issued for cash at $0.25 per unit	185,480	185	163,144			163,329
to related parties on March 6, 2007
(included stock based compensation
of $116,959)

Stock issued for property on April 18, 2007	500,000	500	274,500	-	-	275,000
(note 4)
Units issued for cash at $0.25 per unit	200,000	200	49,800	-	-	50,000
on April 19, 2007

Units issued for cash at $0.25 per unit	1,200,000	1,200	298,800	-	-	300,000
on August 31, 2007

Imputed interest from non-interest
bearing loan	-	-	3,405	-	-	3,405

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)

Balance, August 31, 2007	15,495,480	$15,495	$1,256,839	$-	$(975,171)	$297,163

Units issued for acquisition at $0.21	13,810,000	13,810	2,886,290	-	-	2,900,100
per unit on November 30, 2007

Imputed interest from non-interest
bearing loan	-	-	5,765	-	-	5,765

Stock-based compensation on 1,785,000	-	-	97,571	-	-	97,571
options granted (Note 8)

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(220,653)	(220,653)

Balance, May 31, 2008	29,305,480	$29,305	$4,246,465	$-	$(1,195,824)	$3,079,946

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					NOVEMBER 24,
	THREE MONTHS ENDED		NINE MONTHS ENDED		2004 TO
	May 31,	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007	2008

Revenue
Natural gas and oil revenue	$49,602	$54,511	$144,839	$54,511	$227,045

Cost of revenue
Natural gas and oil opreating costs and royalties	14,630	18,684	43,905	18,684	71,851
Depletion	12,042	80,061	45,158	80,061	121,250
Writedown in carrying value of oil and gas property	-	-	9,914	-	226,213

	26,672	98,745	98,977	98,745	419,314

Gross Profit	22,930	(44,234)	45,862	(44,234)	(192,269)

Expenses
Accounting and audit	7,350	9,086	44,135	38,480	154,033
Bank charges and interest expense	1,847	121	6,127	523	10,489
Consulting (Note 6 & Note 8)	46,012	123,319	129,085	136,039	306,191
Exploration costs and option payment	-	13,124	-	107,375	318,292
Fees and dues	1,835	1,712	4,855	3,730	12,601
Insurance	-	-	9,807	-	9,807
Investor relations	4,770	-	8,814	2,953	11,767
Legal an professional	1,506	3,744	32,608	16,628	106,590
Office and miscellaneous	564	(3,686)	14,697	(4,051)	31,616
Rent	1,493	4,039	9,573	13,711	36,153
Telephone	513		513		513
Training & Conferences	3,889		3,889		3,889
Travel	4,377	-	7,402	2,381	10,670

Total expenses	74,156	151,459	271,505	317,769	1,012,611

(Loss) for the period before other income	(51,226)	(195,693)	(225,643)	(362,004)	(1,204,880)

Other income (expense)
Interest income	606	447	4,990	2,279	9,056
Write off of mineral property	-	(1)	-	(1)	(1)

Net (loss) for the period	$(50,620)	$(195,247)	$(220,653)	$(359,725)	$(1,195,824)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares
outstanding - basic and diluted	29,305,480	13,410,000	24,769,349	13,410,000

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	NINE MONTHS ENDED		TO
	May 31,	May 31,	May 31,
	2008	2007	2008

Cash flows used in operating activities

Net (loss)	$(220,653)	$(359,725)	$(1,195,824)

Changes to reconcile net loss to net cash used in operating activities
Consulting – stock based compensation	97,571	116,959	214,530
Depletion	45,158	80,061	121,250
Write down in carrying value of oil and gas property	9,914	-	226,213
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write off of mineral property	-	1	1
Imputed interest expense	5,765		9,170
Adjusted cash flows used in operating activities	(62,245)	(162,704)	(587,160)

Change in non-cash working capital items:
Accounts receivable	(65,812)	(38,251)	(80,672)
Prepaid expenses and deposit	-	12,589	-
Accounts payable	10,164	(43,638)	22,852
Accrued liabilities	(3,375)	(650)	-
Due to related parties	(62,797)	8,585	(58,982)

Net cash used in operating activities	(184,065)	(224,069)	(703,962)

Cash flows used in investing activities

Oil and gas properties acquisition (reimbursement)	(17,233)	-	(35,226)
Mineral resource properties acquisition	-	-	(1)
Purchase of investment in Pro Eco Energy USA Ltd.	(45,000)	-	(45,000)
Cash provided in connection with business acquisition	201,028	-	201,028

Net cash used in investing activities	138,795	-	120,801

Cash flows from financing activities

Proceeds from issuance of common stock	-	96,370	839,470

Net cash from financing activities	-	96,370	839,470

Increase (Decrease) in cash and cash equivalents	(45,270)	(127,699)	256,309

Cash and cash equivalents, beginning of period	301,579	153,329	-

Cash and cash equivalents, end of period	$256,309	$25,630	$256,309

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
May 31, 2008

(Unaudited)
(Expressed in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of May 31, 2008 and for the nine months ended May 31, 2008 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the August 31, 2007 audited annual financial statements and notes thereto. Operating results for the three and nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ended August 31, 2008.

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

As the acquisition was completed on the quarter end, therefore, $nil operations of the Target from September 1, 2007 to November 30, 2007 was included in the consolidated financial statements.

3.	GOING CONCERN UNCERTAINTY

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $220,653 for the nine months ended May 31, 2008 [net loss for the nine months ended May 31, 2007 - $359,725] and as at May 31, 2008 has incurred cumulative losses of $1,195,824 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  Revenues from natural gas production are recorded using the sales method.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share

4.	SIGNIFICANT ACCOUNTING POLICIES, Continued

of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At May 31, 2008, the Company had no overproduced imbalances.

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

e)	New Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity.  The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”.  SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged.  Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved.  SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

The FASB has additionally issued SFAS No. 155 to SFAS No. 159 and FIN No. 48 but they will not have any relationship to the current operations of the Company.  Therefore, a description and its impact on the Company’s operations and financial position for each have not been disclosed.

5.	LONG TERM INVESTMENT

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership.  The Chairman of the Company is a Director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.

As at May 31, 2008, the Pro Eco Energy’s financial information was not readily available and the Company’s percentage of earning and loss in Pro Eco Energy was not determinable under the equity method of accounting.  Management of the Company has determined that the possible impact on the Company’s quarter financial statements is immaterial.  As the result, the Company’s investment was recorded at cost as at May 31, 2008.

6.	OIL AND GAS PROPERTIES

Queensdale, Saskatchewan (1A9-25)

On April 16, 2007, the Company acquired a 25% (net 15%) before payout (“BPO”) (12.5% (net 7.5%) after payout (“APO”)) interest in Queensdale, Saskatchewan Project from 0743608 B.C. Ltd. (Assignor), a company controlled by a Director/CEO of the Company, for a total cost of CAD$250,000 and 500,000 shares of the Company’s common stock.  The Participation Agreement consists specifically of all (100%) of the Assignor’s interest in the Queensdale 1A9-25/4A2-25-6-2 W2M well; none (0%) of the Assignor’s interest in the Queensdale 4A9-25 / 2D15-25-6-2 W2M well; and one-half (50%) interest in the Farmout Land and the Option Land.

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

Primrose elected to proceed with a 50/50 joint venture with Target by reimbursing Target for 50% of its land cost on parcels 124, 125 and 126 for CDN$26,590 which is payable on signing within 15 days of the LOI.  Primrose would become operator of the project upon its acceptance of such appointment and agreement to assume the duties, obligations and rights of the operator.  A formal Participation Agreement (“Agreement”) which included the provisions of LOI have been entered between Target and Primrose.  Included in the Participation Agreement would be the Area of Mutual Interest (AMI) which would govern future land acquisitions and timeline set out in the LOI.  As at May 31, 2008, the Company was still in the process defining the first well exploration location.

(a)	Proved property

Property	31-Aug-07	Addition	Depletion for the period	Write down in carrying value	31-May-08

Canada-Proved property	$ 203,658	$ 69,177	$ (45,158)	$ (9,914)	$ 217,763

(b)	Unproved property

Property	31-Aug-07	Addition	Cost added to capitalized cost	May 31, 2008

Canada –Unproved Property	-	$3,419,737	(9,905)	$ 3,409,832

The additions of the unproved property was resulted of the business acquisition occurred during the period.  The acquired unproven oil and gas properties of $ 2,615,139 have been recorded at amounts necessary to reflect temporary differences associated with the differences between their accounting and tax bases. As a result, these properties are recorded in the consolidated balance sheet at May 31, 2008 at $ 3,377,843 with a corresponding future tax liability of $ 762,704.

7.	RELATED PARTIES TRANSACTION

In the three month period ended May 31, 2008, the Company paid $6,000 (May 31, 2007: $Nil) to the President of the Company.  The Company incurred $Nil (May 31, 2007: $19,080) and $1,590 (May 31, 2007: $6,365); of consulting fees and office rent, respectively, to companies controlled by / related to a director of the Company. At May 31, 2008, the Company paid $1,590 (May 31, 2007: $11,660) to those companies and an additional $144,074 (May 31, 2007: $221,043) was owed to a company controlled by a Director/CEO of the Company for acquiring working interest in Queensdale, Saskatchewan Project.  The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

8.	COMMON STOCK AND WARRANTS

Common Stock

On October 15, 2007, the Company entered into a share exchange agreement with Target Energy (“Target”), a private Nevada corporation, and the former shareholders of Target. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Target occurred on November 30, 2007.  The Company issued 13,810,000 shares of its common stock to the shareholders of Target and in so doing acquired 100% of all issued Target shares from those shareholders who had owned 13,810,000 shares of Target.  As of May 31, 2008, the total number of the Company’s shares issued and outstanding is 29,305,480.

Warrants

A summary of the changes in share purchase warrants for the period ended May 31, 2008 is presented below:

	Warrants Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2007	1,585,480	$ 0.40
Issued	-	-
Balance, May 31, 2008	1,585,480	$ 0.40

The Company has the following warrants outstanding and exercisable.

May 31, 2008	Warrants outstanding and exercisable
		Weighted	Weighted
		average	average
	Number	remaining	exercise
Exercise price	of shares	contractual life	price
$0.40	385,480	0.50 years	0.40
$0.40	1,200,000	1.25 years	0.40

9.    STOCK OPTIONS

On December 14, 2007, the Company granted 1,785,000 stock options to directors, Officers, and consultants of the Company with exercise prices of $0.35 per share, expires over 5 years.  The vesting dates of options are as below:

Vesting Dates	Percentage of options granted
December 14, 2007	25%
December 14, 2008	25%
December 14, 2009	25%
December 14, 2010	25%

For the nine months ended May 31, 2008, the Company recorded a total of $97,571 for stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the period ended May 31, 2008 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2007	-	$-

Granted	1,785,000	0.35

Balance, May 31, 2008	1,785,000	$0.35

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Period ended May 31, 2008
Expected volatility	92.10%
Risk-free interest rate	3.77%
Expected life	5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the period ended May 31, 2008 is as follows:

Period ended May 31, 2008	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price is more than the market price at grant date:	$ 0.35	$ 0.13

            The Company has the following options outstanding and exercisable.

May 31, 2008	Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
exercise prices	of shares	contractual life	Price	of shares	Price

$0.35	1,785,000	4.54 years	0.35	446,250	0.35

10.	COMMITMENTS - OTHER

(a) The Company has entered into a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for $525 (including $25 GST) per month.

(b) On May 25, 2006, the Company has entered into an administration contract with Hurricane Corporate Services Ltd, an arms-length party, to provide administrative services to the Company for $2,860 per month commencing June 1, 2006. This agreement has since been terminated.

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

Pursuant to the controller agreement, CAB Financial Services will provide corporate accounting and controller services to the Company in consideration for the payment of CAD$3,675 (including $175 GST) per month, together with reimbursement for all travel and other expenses incurred by it.

11.  SUBSEQUENT EVENTS

On June 11, 2008 the Company was successful in acquiring two land parcels of 160 acres each in the Glen Park area of central Alberta, Canada. These 320 acres are believed to be prospective for reef development and the potential accumulation of oil deposits. Productive wells in the area have had production rates in excess of 200 bop/d and in some cases with little associated water. We currently have a 100% interest in these two prospects. The company continues to evaluate other opportunities in this and other areas.

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

Management's Discussion and Analysis

Golden Aria is an energy company with two separately focused divisions: the first is exploring and developing conventional oil and gas properties while the second is examining and developing opportunities in the alternative energy sector. Management has made progress in both areas of business.

Strains on the conventional energy supply chain have contributed to higher energy prices and changing consumer habits. In the short term, management believes that its interests in, and continued development of, opportunities in conventional oil and gas have a high probability of building shareholder value. These opportunities and others that the Company is evaluating from time to time, should provide good opportunities for growth.

Additional scaleable medium and long term economic benefits to shareholders are available through our alternative energy initiatives, that also could act as a hedge against the volatility of wildly fluctuating energy prices

The following disclosure relates to each property that we have an interest in:

The Wordsworth light oil project, South Eastern Saskatchewan, Canada

The Wordsworth property has one producing oil well which was drilled in May, 2006, and in which Golden Aria has a 3.75% net interest.  This is a horizontal well called the Wordsworth East HZ 2A2-23/3A11-14-7-3 W2, and was considered a new pool discovery. A second well on this property, the Wordsworth E. HZ 3B9-23/3A11-23-7-3 W2 located on the north side of the Wordsworth prospect area, was deemed not commercially viable as a producing oil well. However, after additional seismic was completed on this project the partners have agreed that a new horizontal well will be drilled and it is anticipated this could result in a new producing oil well before the end of 2008.

The Queensdale West light oil project, South Eastern Saskatchewan, Canada

The Queensdale West property has two producing oil wells. Golden Aria has an 15.00% Gross Interest before payout (BPO) and 7.5% net interest after payout in the Queensdale West 1A9-25/4A2-25-6-2 W2 and an 8.00% Gross Interest before payout (BPO) and 4% net interest after payout in the Queensdale West HZ 4A9-25 / 3A15-25-6-2 W2.

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

The Glen Park light oil exploration prospect, Central Alberta, Canada

Glen Park prospect covers 160 acres that is believed to be prospective for reef development and the potential accumulation of oil deposits. Productive wells in the area have production rates in excess of 200 bop/d and in some cases with little associated water. We currently have a 50% interest in the Glen Park prospect and are actively looking at other prospects in the area..

Golden Aria expects to evaluate additional properties on an ongoing basis and will acquire interests when believed to be in the company interest.

Equity Investment in Pro Eco Energy, Inc.

On April 21, 2008 the company announced that it had made an equity investment in to Pro Eco Energy, Inc a clean tech energy enterprise in engineering, developing and installing solar energy solutions to commercial and residential customers. We also welcomed  the President of Pro Eco Energy, Mr.Roger Huber,  as the first member of our Clean Tech Advisory board. Mr. Huber has a long career in optimizing energy solutions and his knowledge and wide industry contacts are expected to help us develop our alternative energy solutions.

Clean Tech Alliance with Snyder Electric.

On June 5, 2008 Mr. Mark Snyder, a long time clean energy expert in California, also joined our Clean Tech Advisory board. Mr. Snyder is an expert in alternative energy systems. Mr. Snyder’s focus is on complete “net zero” home solutions – homes that generate through alternative energy systems such as solar thermal, solar PV or other, as much energy as they consume.

Results of Operations for the Nine Months Ended May 31, 2008

For the nine-month period ended May 31, 2008, the Company had $144,839 in revenues compared to$54,511 in revenues for the same nine-month period in the prior year. The Company has generated $227,045 in revenues from inception on November 24, 2004 to May 31, 2008.

For the nine-month period ended May 31, 2008 we incurred costs and expenses in the amount of $370,482, compared to costs and expenses of $416,514 for the same nine-month period in the prior year.

This decrease in costs and expenses is attributable to well operating cost and administrative expenses we incurred in connection with the following:

•
Cost of Revenue. In the nine month period ended May 31, 2008, the Company incurred $98,977 (May 31, 2007: $98,745) in operating and depletion costs relating to its revenue producing property.  Depletion costs specifically amounted to $45,158 for the nine-month period ending May 31, 2008.

•	Accounting, and audit fees increased to $44,135 (May 31, 2007: $38,480). The increase was in line with expectations.

•	Fees paid to a consultant. In the nine month period ended May31, 2008, the Company incurred $129,085 (May 31, 2007: $136,039); of which $97,571 was related to the stock option plan.

•	Exploration costs and option payment. In the nine month period ended May31, 2008, the Company had Nil$ (May 31, 2007: $107,375).
•
Legal and professional fees. In the nine month period ended May 31, 2008, the Company incurred $32,608 (May 31, 2007: $16,628); the increase was caused by cots relating to the acquisition of Target Energy Inc.

•	Office and Miscellaneous. In the nine month period ended May 31, 2008, the Company incurred $14,697 (February 28, 2007:($4,051)) relating to exchange losses on translation of foreign currency.

We incurred general and administrative expenses in the amount of $271,505 for the nine-months ended May 31, 2008 compared to $317,769 for the same nine-month period ended in the prior year. The decrease in general and administrative expenses occurred due to the exploration and option payment in the prior year.

The loss for the period ended May 31, 2008 was $220,653 compared to a loss of $359,725 for the corresponding period in the prior year.  The decrease in loss was caused by an increase in operating expenses which was partially offset by an increase in revenue and no exploration costs and option payment.

Assets

As at May 31, 2008, we had current assets of $336,981 and total assets of $4,009,576. We had total assets of $520,097 as of August 31, 2007. The increase in our total assets is primarily attributable to the acquisition of Target Energy Inc., which occurred on November 30, 2007.

Liquidity and Capital Resources

As at May 31, 2008, we had total current assets of $336,981 (August 31, 2007:  $316,439) and total assets in the amount of $4,009,576 (August 31, 2007:  $520,097). Our total current liabilities at May 31, 2008 were $166,926 (August 31, 2007:  $222,934). As a result, on May 31, 2008 we had working capital of $170,055 (August 31, 2007:  $93,505). The increase in working capital was caused by the acquisition of Target Energy Inc.

We relied on cash on hand previously raised through the issue of equity capital to fund our operations during the nine months ended May 31, 2008.

The company generates some revenue. However, we still anticipate the need to raise significant capital through the sale of equity securities on a private or public basis in order to sustain operations, meet our commitments for exploration and to acquire additional oil and gas properties. It is uncertain whether we will be able to obtain the necessary capital.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At May 31, 2008, we had no overproduced imbalances.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2008. This evaluation was carried out under the supervision and with the participation of our President (Principal Executive Officer) Robert McAllister, Chief Executive Officer, Mr. Chris Bunka. Based upon that evaluation, our Principal Executive Officer and Chief Executive Officer concluded that, as of May 31, 2008, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended May 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding as at May 31, 2008. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2008.

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

GOLDEN ARIA CORP.

Dated: July 10, 2008	By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
10/07/2008

By:	/s/ "Chris Bunka"
Chris Bunka,
Chairman, Chief Executive Officer and member of the Board of Directors
10/07/2008

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

Date July 10, 2008	By:	/s/ "Robert McAllister"
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
Date: July 10, 2008	By:	/s/ "Chris Bunka"
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

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(c) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 10, 2008	By:	/s/ "Chris Bunka"
Chris Bunka,
Chairman, Chief Executive Officer and member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Robert McAllister, President, (Principal Executive Officer) of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended May 31, 2008, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

Date: July 10, 2008	By:	/s/ "Robert McAllister"
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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Chris Bunka, Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Golden Aria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended May 31, 2008, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Golden Aria Corp.

Date: July 10, 2008	By:	/s/ "Chris Bunka"
Chris Bunka
Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Golden Aria Corp. and will be retained by Golden Aria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.