Form 10-K
period 2008-08-31
Golden Aria Corp.
filed 2008-11-26
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

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

State issuer's revenues for its most recent fiscal year. $194,465

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

14,022,020 common shares @ $0.10(1) = $1,402,202
(1) Closing price on October 9, 2008.

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

29,305,480 common shares issued and outstanding as of October 9, 2008

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

Corporate Overview

The address of our principal executive office is Suite 604, 700 West Pender Street, Vancouver, British Columbia V6C 1G8. Our telephone number is (604) 602-1633.  We have another office located in Kelowna, which is rented from CAB Financial Services Ltd. on a month-to-month basis and our monthly rental is $500 plus GST, for which we share 1,500 square feet of office space, which includes two executive offices. Our current locations provide adequate office space for our purposes at this stage of our development.

Our common stock is quoted on the OTC Bulletin Board under the symbol "GARA".

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer.  As such, we are required to file certain information and documents at www.sedar.com.

Corporate History

We were incorporated in the State of Nevada on November 24, 2004. Since inception, we were a company primarily engaged in the acquisition and exploration of mineral properties. On April 6, 2005 we entered into an Exploration Agreement with Options for Joint Venture with Miranda U.S.A., Inc. We had the option of acquiring an undivided 60% interest in Miranda’s lease in sixty-four mineral claims situated in Eureka County, Nevada.  During the fiscal year ended August 31, 2007, we abandoned our option to acquire the 60% interest in the Eureka County mineral lease claims.

As management of our company investigated opportunities and challenges in the business of being a mineral property exploration company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focused on the exploration and development of natural gas and oil properties.

Our Current Business

We are an exploration stage company engaged in the exploration and production of oil and natural gas properties.

On April 16, 2007, we acquired a 25% (net 15%) before payout (“BPO”) (12.5% (net 7.5%) after payout (“APO”)) interest in Queensdale, Saskatchewan Project from 0743608 B.C. Ltd. (Assignor), a company controlled by a Director/CEO of our company, for a total cost of CAD$250,000 and 500,000 shares of our common stock.

On November 30, 2007, we completed the acquisition of all the issued and outstanding common stock of Target Energy pursuant to a share exchange agreement dated October 15, 2007 among our company, as purchaser, and all of the shareholders of Target Energy, as vendors. In exchange for all of the issued and outstanding shares of Target Energy, we issued to the shareholders of Target Energy an aggregate of 13,810,000 shares of our common stock.

During the fiscal year 2008, we acquired a passive minority interest in Pro Eco Energy USA Ltd., a private corporation focused on the installation and integration of alternative energy – mainly solar thermal – systems in Western Canada.

On May 14, 2008, we acquired one land parcel of 160 acres in the Glen Park area of central Alberta, Canada. We subsequently entered into a 50/50 Joint Venture with Vanguard Exploration to explore and develop the joint lands on Alberta Petroleum and Natural Gas Lease No. 0408050364. The joint venture owns the Petroleum and Natural Gas rights below the base of the Mannville GRP to basement.

On June 11, 2008, we acquired two land parcels of 160 acres each in the Glen Park area of central Alberta, Canada. These 320 acres are believed to be prospective for reef development and the potential accumulation of oil deposits. We own the Petroleum and Natural Gas rights below the base of the Mannville GRP to basement as to 100%.

Employees

We primarily used the services of sub-contractors and consultants for manual labour exploration work and drilling on our properties. Our only technical employee is Mr. McAllister, our president and a director.

The Company had entered into a consulting agreement with Dr. Gerald G. Carlson’s company, KGE Management Ltd. from March 1, 2005 to November 30, 2007. During the term of this agreement, Dr. Carlson, provided geological and corporate administration consulting services to our company, such duties and responsibilities  included the provision of geological consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration and mining consultants. Dr. Carlson, through KGE Management Ltd., was reimbursed at the rate of $2,000 per month. This agreement was terminated on November 30, 2007, but Dr. Carlson does remain on the Board as a Director.

 We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007.  During the term of this agreement, Mr. McAllister is to provide corporate administration and oil & gas exploration and production consulting services, such duties and responsibilities to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and supervising office staff and exploration and oil & gas consultants.  Mr. McAllister is reimbursed at the rate of $2,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

On March 2, 2008, the Company entered into a controller agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia.  CAB Financial Services is a consulting company controlled by the chairman of the board and chief executive officer of the Company.  This agreement was renewed for another six month term on September 1, 2008.

Pursuant to the controller agreement, CAB Financial Services will provide corporate accounting and controller services to the Company in consideration for the payment of CAD$3,675 (including $175 GST) per month.

Competition

The resource and alternative energy industries are competitive. We compete with numerous companies, including many major resource companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for commercially viable properties and access to funds.

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

We have a limited operating history and must be considered in the exploration stage. Our company's operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by resource exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of our properties may not result in the discovery of reserves. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in resource exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial reserves, we may decide to abandon our claims and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. There can be no assurance that we will be able to operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $124,394 and working capital of $6,744 as of our year ended August 31, 2008. We currently do not generate significant revenues from our operations. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate material revenues, we face a high risk of business failure.

As of the date of this annual report, we have earned revenues of $276,671 since the inception. We currently own a 7.5% net working interest in a oil well at Queensdale West in Saskatchewan, Canada. Through our subsidiary, Target, we own a 3.75% net working interest in Wordsworth, Saskatchewan. The Wordsworth property has one producing oil well which was drilled in May, 2006. The company also owns a 8% (BPO) 4% net interest in an oil well at Queensdale West in Saskatchewan, Canada. We were incorporated in November 2004 and to date have been involved in limited exploration activities. Before we are able to generate more significant revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to August 31, 2008 is $1,347,706. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

There can be no assurance that we will discover oil or natural gas in any commercial quantity on our properties.

Exploration for economic reserves of oil and natural gas is subject to a number of risks. There is competition for the acquisition of available oil and natural gas properties. Few properties that are explored are ultimately developed into producing oil and/or natural gas wells. If we cannot discover oil or natural gas in any commercial quantity thereon, our business will fail.

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

The alternative energy or clean energy industry is competitive and filled with difficult to ascertain risks as it is a developing business sector.

The business of designing, installing and maintaining alternative energy systems is a relatively new business sector that contains a number of risks such as the risk of existing government tax subsidies or other government support being revoked, uneconomic clean energy generation costs, business competition from new competitors attracted to the sector, lack of control over costs of materials, and of normal business operations risks such as escalating labour costs etc.  Any of these and other undefined risks could severely impact our ability to enter this business sector or to operate profitably within it.

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

Our independent certified public accounting firm, in the notes to the audited consolidated financial statements for the year ended August 31, 2008 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm, Chang Lee LLP, state in the notes to the audited consolidated financial statements for the year ended August 31, 2008 that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

Item 2.           Description of Property.

Executive Offices

The address of our principal executive office is Suite 604, 700 West Pender Street, Vancouver, British Columbia  V6C 1G8, for which we share 250 square feet of office space, which includes one executive office. Our telephone number is (604) 602-1633. We have another office located in Kelowna, which is rented from CAB Financial Services Ltd. on a month-to-month basis and our monthly rental is $500 plus GST, for which we share 1,500 square feet of office space, which includes two executive offices. Our current locations provide adequate office space for our purposes at this stage of our development.

Resource Properties

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

On March 23, 2007, we terminated the option agreement with Miranda U.S.A. Inc.

Queensdale, Saskatchewan (1A9-25)

On April 16, 2007, we acquired a 25% (net 15%) before payout (“BPO”) (12.5% (net 7.5%) after payout (“APO”)) interest in Queensdale, Saskatchewan Project from 0743608 B.C. Ltd. (Assignor), a company controlled by a Director/CEO of our company, for a total cost of CAD$250,000 and 500,000 shares of our common stock.  The Participation Agreement consists specifically of all (100%) of the Assignor’s interest in the Queensdale 1A9-25/4A2-25-6-2 W2M well; none (0%) of the Assignor’s interest in the Queensdale 4A9-25 / 2D15-25-6-2 W2M well; and one-half (50%) interest in the Farmout Land and the Option Land.

On April 18, 2007, 500,000 shares were issued at market value $0.55 per share giving a total of $275,000.

We are required to pay to the Assignor on a monthly basis and within 5 business days of receiving the payment from net generated oil and gas revenue, a minimum of 80% of the payments received from net generated oil and gas revenue attributable to the Queensdale 1A9-25 / 4A2-25-6-2 W2M well, until such time as the full CAD$250,000 has been paid to the Assignor.

The total cost capitalized cost incurred for the oil and gas property was $487,097 which was attributed to the acquisition cost of the oil and gas property.  We applied the full cost method to account for this property.

West Queensdale, Saskatchewan (HZ 4A9-25/3A15-25-6-2 W2)

In connection with the acquisition of Target, we acquired another producing well at Queensdale, Queensdale West HZ 4A9-25/3A15-25-6-2 W2.  The well was drilled in February 2007 and was placed in production on May 15, 2007.  We have an 8% Gross Interest before payout (BPO) and 4% net interest after payout in this well.

The land in which hawse have an interest, is shown in yellow below.

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

Coteau Lake, Saskatchewan

In connection with the acquisition of Target, we acquired certain working interest in Coteau Lake, Saskatchewan.

Coteau Lake is an exploration property and we have no producing oil or gas wells on this land at this time. The Coteau Lake exploration project covers 1,280 acres of land. Our gross and net interest in this project is 50%. There has been historic oil production on the Coteau Lake project lands.

On November 7, 2007, our subsidiary Target entered into a Letter of Intent (the “LOI”) with Primrose Drilling Ventures Ltd. (“Primrose”), a body corporate, having an office in the city of Calgary, in the Province of Alberta.  Pursuant to the LOI, our subsidiary Target is the interest title holder of Saskatchewan Crown Land parcels 124, 125 and 126.

Primrose elected to proceed with a 50/50 joint venture with Target by reimbursing Target for 50% of its land cost on parcels 124, 125 and 126 for CDN$26,590 which is payable on signing within 15 days of the LOI.  Primrose would become operator of the project upon its acceptance of such appointment and agreement to assume the duties, obligations and rights of the operator.  A formal Participation Agreement (“Agreement”) which included the provisions of LOI have been entered between Target and Primrose.  Included in the Participation Agreement would be the Area of Mutual Interest (AMI) which would govern future land acquisitions and timeline set out in the LOI.  As at August 31, 2008, the Company was still in the process defining the first well exploration location.

Glen Park, Alberta

On May 14, 2008, we were successful in acquiring one land parcel of 160 acres in the Glen Park area of central Alberta, Canada. We subsequently created a 50/50 Joint Venture with Vanguard Exploration to explore and develop the joint lands on Alberta Petroleum and Natural Gas Lease No. 0408050364. The joint venture owns the Petroleum and Natural Gas rights below the base of the Mannville GRP to basement.

On June 11, 2008, we were successful in acquiring two land parcels of 160 acres each in the Glen Park area of central Alberta, Canada. These 320 acres are believed to be prospective for reef development and the potential accumulation of oil deposits. We own the Petroleum and Natural Gas rights below the base of the Mannville GRP to basement 100%.

Productive wells in the area have had production rates in excess of 200 bop/d and in some cases with little associated water. We currently have a 100% interest in these two prospects. We will continue to evaluate other opportunities in this and other areas.

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

None.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2008	$0.20	$0.20
May 2008	$0.25	$0.25
February 2008	$0.20	$0.20
November 2007	$0.40	$0.40
August 2007	$0.35	$0.20

May 2007	$1.25	$0.55
February 2007	$0.55	$0.55
November 2006	$1.01	$0.25
August 2006	$0.25	$0.20
May 2006	N/A	N/A
Quarter Ended(1)	High	Low
February 2006	N/A	N/A
November 2005	N/A	N/A
August 2005	N/A	N/A

(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On October 9, 2008, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.10. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

As of October 9, 2008, there were 101 holders of record of our common stock. As of such date, 29,305,480 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

On November 30, 2007, we issued 13,810,000 common shares at $0.21per share for the acquisition of Target Energy, Corp.

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

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plan described below:

Stock Option Plan

On December 14, 2007, our board of directors approved our 2008 Stock Option Plan. Under the 2008 Stock Option Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 2,800,000 shares of our common stock.

On December 14, 2007, we granted 1,785,000 stock options to directors, officers, and consultants of our company exercisable at of $0.35 per share for a period of 5 years.  The vesting dates of the options are as below:

Vesting Dates	Percentage of options granted
December 14, 2007	25%
December 14, 2008	25%
December 14, 2009	25%
December 14, 2010	25%

As at the date of the annual report, there was nil stock options exercised.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	1,785,000	$0.35	1,015,000
Total	1,785,000		1,015,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2008.

Item 6.           Management’s Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States of America. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

We are an exploration stage company engaged in the exploration and production of oil and natural gas properties.

During the fiscal year ended August 31, 2008, we acquired:

•

a passive minority interest in Pro Eco Energy USA Ltd. a private corporation focused on the installation and integration of alternative energy – mainly solar thermal – systems in Western Canada;

•

one land parcel of 160 acres in the Glen Park area of central Alberta, Canada; and

•

two land parcels of 160 acres each in the Glen Park area of central Alberta, Canada.

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

Results of Operations for the years ended August 31, 2008 and 2007

For the year ended August 31, 2008, our revenues were $194,465 (August 31, 2007: $82,206). The increase in revenues was derived from the acquisition of a 15% (BPO) working interest in a natural gas well located in Saskatchewan, Canada and higher prices received from oil sales.

For the year ended August 31, 2008 we incurred costs and expenses in the amount of $568,192, compared to costs and expenses of $692,151 for the corresponding period in the prior year.

This decrease in costs and expenses is attributable to operating costs and administrative expenses we incurred in connection with the following:

•

Operating costs for the oil well for the year ended August 31, 2008 was $62,704 (August 31, 2007: $27,945). The depletion costs for the year ended August 31, 2008 was $141,596 (August 31, 2007: $76,092), while the write down in carrying value of oil and gas properties was $45,352 (August 31, 2007: $216,299). The write down was caused by the comparison of the future cash flows discounted at 10% and compared to the carrying value of the asset.

•

Rent payment for year ended August 31, 2008, $11,052 (August 31, 2007: $17,750); the decrease was caused by the allocation of costs paid for accounting services and the use of premises used by the President of our company in 2007.

•

Consulting fees increased to $153,403 (August 31, 2007: $142,399). The increase was caused by a stock based compensation charge of $104,257 (August 31, 2007: $116,959) due to options and units being issued to directors of our company. Excluding this charge consulting fees were in line with the prior period.

•

Accounting and Audit fees increased to $51,497 (August 31, 2007: $50,456). The increase was caused by increases in fees charged by the external accountant for the year.

•

Exploration costs and option payment for August 31, 2008 was $Nil (August 31, 2007: $119,342) as we terminated our Option Agreement with Miranda U.S.A. Inc. in 2007.

Liquidity and Capital Resources

As of August 31, 2008, we had total current assets of $145,772 (August 31, 2007: $316,439) while our total current liabilities as of August 31, 2007 were $139,028 (August 31, 2007: $222,934). As a result, on August 31, 2008 we had a working capital surplus of $6,744 (August 31, 2007: working capital of $93,505). The decrease in working capital was caused by the purchase of the Green Park property in Alberta.

We relied on cash on hand generated from our oil and gas properties to fund our operations during the year ended August 31, 2008.

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

Revenue Recognition

We use the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from oil production are recorded using the sales method. When sales volumes exceed our company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds our company’s share of the remaining estimated proved oil reserves for a given property, we record a liability. At August 31, 2008, we had no overproduced imbalances.

Long-lived Assets Impairment

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

Going Concern

Our annual financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $1,347,706 from inception through August 31, 2008.

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

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. We have adopted SFAS No.128 “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities.

Foreign Currency Translations

Our operations are located in the Canada and we have offices in Vancouver and Kelowna of BC, Canada. We maintain our accounting records in U.S. Dollars, as follows:

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and due to related parties. Fair values were assumed to approximate carry values for these financial instruments, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments. We are operated outside the United States of America and thus have significant exposure to foreign currency risk due to the fluctuation of the currency in which we operate and the U.S. dollars.

Income Taxes

We have adopted statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires us to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

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

Asset Retirement Obligations

We recognize a liability for future retirement obligations associated with our resource properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This liability is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until we settle the obligation. As of August 31, 2008, we had no asset retirement obligation.

Comprehensive Income

We have adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. We are disclosing this information on the Consolidated Statements of Stockholders’ Equity. Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners.

Concentration of credit risk

We place our cash and cash equivalents with high credit quality financial institution. As of August 31, 2008, we had approximately $nil in a bank beyond insured limits (August 31, 2007: $201,000).

Other Recent Accounting Pronouncements

We do not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

Item 7.           Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in the United States of America.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated November 19, 2008

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Stockholders' Equity

Notes to the Consolidated Financial Statements

F17 -

Chang Lee LLP

Chartered Accountants

505 – 815 Hornby Street

Vancouver, B.C, V6Z 2E6

Tel:  604-687-3776

Fax: 604-688-3373

E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GOLDEN ARIA CORP.

(An exploration stage company)

We have audited the consolidated balance sheets of Golden Aria Corp. (“the Company”) (an exploration stage company) as at August 31, 2008 and 2007 and the related consolidated statements of stockholders’ equity, operations and cash flows for the years then ended and for the period cumulative from inception November 24, 2004 (inception) to August 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended and for the period cumulative from inception November 24, 2004 (inception) to August 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements refer to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses from inception and further losses are anticipated.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

November 19, 2008

          Chartered Accountants

- F18 -

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLDIATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31,	August 31,
	2008	2007
ASSETS
Current
Cash and cash equivalents	$124,394	$301,579
Accounts receivable	21,378	14,860
Prepaid expenses and deposit	-	-
Total current assets	145,772	316,439

Non-Current
Long-term Investment in Pro Eco Energy (Note 5)	40,927	-
Proven - Oil and gas properties (Note 6)	126,941	203,658
Unproven - Oil and gas properties (Note 6)	3,524,216	-
Total Assets	$3,837,856	$520,097

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable and accrued liabilities	$7,775	$16,063
Due to related parties (Note 7)	131,253	206,871
Total Current Liabilities	139,028	222,934
Deferred tax liability	762,704	-
Total Liabilities	901,732	222,934

STOCKHOLDERS' EQUITY
Share capital
Authorized: 75,000,000 common shares with a par value of $0.001 per share

Issued and outstanding:
29,305,480 common shares at August 31, 2008
(and 15,495,480 common shares at August 31, 2007)	29,305	15,495
Additional paid-in capital	4,254,525	1,256,839
Deficit accumulated during the exploration stage	(1,347,706)	(975,171)
Total Stockholders' Equity	2,936,124	297,163
Total Liabilities and Stockholders' Equity	3,837,856	520,097

 The accompanying notes are an integral part of these financial statements

- F19 -

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			NOVEMBER 24,
	YEAR ENDED		2004 TO
	August 31,	August 31,	August 31,
	2008	2007	2008
Revenue
Natural gas and oil revenue	$194,465	$82,206	$276,671

Cost of revenue
Natural gas and oil operating costs and royalties	62,704	27,945	90,650
Depletion	141,596	76,092	217,688
Write-down in carrying value of oil and gas property	45,352	216,299	261,650
	249,652	320,336	569,988
Gross Profit	(55,187)	(238,130)	(293,317)

Expenses
Accounting and audit	51,497	50,456	161,395
Advertising & Promotions	12,362	-	12,362
Bank charges and interest expense	7,551	4,063	11,913
Consulting (Note 7 & Note 9)	153,403	142,399	330,508
Exploration costs and option payment	-	119,342	318,292
Fees and dues	5,105	4,055	12,851
Insurance	9,807	-	9,807
Investor relations	8,852	2,953	11,805
Legal and professional	32,052	17,023	106,034
Office and miscellaneous	13,809	11,393	30,728
Rent	11,052	17,750	37,632
Telephone	1,759	-	1,759
Training & Conferences	3,889	-	3,889
Travel	7,402	2,381	10,670
Total expenses	318,540	371,815	1,059,645
(Loss) for the period before other income	(373,727)	(609,945)	(1,352,962)

Other income (expense)
Interest income	5,265	2,549	9,330
Equity Interest Pick-Up	(4,073)	-	(4,073)
Write off of mineral property	-	(1)	(1)
Net (loss) for the period	$(372,535)	$(607,397)	$(1,347,706)
Basic and diluted loss per share	$(0.01)	$(0.04)

Weighted average number of common shares
outstanding - basic and diluted	25,871,846	13,764,523

 The accompanying notes are an integral part of these financial statements

- F20 -

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24,
	YEAR ENDED		2004 TO
	August 31,	August 31,	August 31,
	2008	2007	2008
Cash flows used in operating activities
Net (loss) for the period	$(372,535)	$(607,397)	$(1,347,706)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation (Note 9)	104,257	116,959	221,216
Depletion	141,596	76,092	217,688
Write down in carrying value of oil and gas properties	45,352	216,299	261,651
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write off of mineral property	-	1	1
Equity interest pick-up	4,073	-	4,073
Imputed interest expense	7,139	3,405	10,544
Adjusted cash flows used in operating activities	(70,118)	(194,641)	(595,033)

Change in non-cash working capital items:
Accounts receivable	4,190	(14,860)	(10,670)
Prepaid expenses and deposit	24,284	12,589	24,284
Accounts payable and accrued liabilities	(36,208)	(33,955)	(20,145)
Due to related parties	(75,618)	740	(71,803)
Net cash used in operating activities	(153,470)	(230,127)	(673,367)

Cash flows used in investing activities
Oil and gas properties acquisition	(179,743)	(17,993)	(197,736)
Mineral resource properties acquisition	-	-	(1)
Cash provided in connection investment in Pro Eco Energy	(45,000)	-	(45,000)
Cash provided in connection with business acquisition	201,028	-	201,028
Net cash used in investing activities	(23,715)	(17,993)	(41,709)

Cash flows from financing activities
Proceeds from issuance of common stock	-	396,370	839,470
Net cash from financing activities	-	396,370	839,470
Increase (Decrease) in cash and cash equivalents	(177,185)	148,250	124,394
Cash and cash equivalents, beginning of period	301,579	153,329	-
Cash and cash equivalents, end of period	$124,394	$301,579	$124,394

The accompanying notes are an integral part of these financial statements

- F21 -

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
NOVEMBER 24, 2004 (inception) TO AUGUST 31, 2008
(Expressed in U.S. Dollars)

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
			Paid-In	To Be	Exploration	Stockholders'
	Shares	Amount	Capital	Issued	Stage	Equity

Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash	10,935,000	10,935	98,415	-	-	109,350
at $0.01 per share on March 22, 2005
Issuance of common stock for cash	2,225,000	2,225	331,525	-	-	333,750
at $0.15 per share on April 6, 2005
Stock to be issued	250,000	-	37,250	250	-	37,500

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	13,410,000	13,160	467,190	250	(167,683)	312,917
Stock issued on September 29, 2005	-	250	-	(250)	-	-

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	13,410,000	13,410	467,190	-	(367,774)	112,826
Units issued for cash at $0.25 per unit	185,480	185	163,144	-	-	163,329
to related parties on March 6, 2007
(included stock based compensation
of $116,959)
Stock issued for property on April 18, 2007 (note 6)	500,000	500	274,500	-	-	275,000
Units issued for cash at $0.25 per unit	200,000	200	49,800	-	-	50,000
on April 19, 2007
Units issued for cash at $0.25 per unit	1,200,000	1,200	298,800	-	-	300,000

on August 31, 2007
Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)
Balance, August 31, 2007	15,495,480	15,495	1,256,839	-	(975,171)	297,163
Issued in connection of business acquisition	13,810,000	13,810	2,886,290	-	-	2,900,100
at $0.21 per share on November 30, 2007
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted (Note 9)	-	-	104,257	-	-	104,257

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)

Balance, August 31, 2008	29,305,480	$29,305	$4,254,525	$-	$(1,347,706)	$2,936,124

The accompanying notes are an integral part of these financial statements

- F22 -

GOLDEN ARIA CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008

(Expressed in U.S. Dollars)

1.

ORGANIZATION

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

The Company has offices in Vancouver and Kelowna, B.C., Canada.

2.

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

The operations of Target from December 1, 2007 to August 31, 2008 have been reflected in the consolidated financial statements.

3.

GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $372,535 for the year ended August 31, 2008 [net loss for the year ended August 31, 2007 - $607,397] and as at August 31, 2008 has incurred cumulative losses of $1,347,706 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependant upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company’s shareholders, and ultimately to obtain successful operations. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

4.

SIGNIFICANT ACCOUNTING POLICIES

a)

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Target Energy Inc. All significant inter-company balances and transactions have been eliminated.

b)

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  Revenues from natural gas production are recorded using the sales method.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At August 31, 2008, the Company had no overproduced imbalances.

c)    Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As of August 31, 2008, cash and cash equivalents consist of cash only.

d)    Oil and Gas Properties

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

e)    Stock-Based Compensation

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

f)    Accounting Estimates

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

       g)    Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period.  The Company has adopted SFAS No.128 “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

      h)     Foreign Currency Translations

The Company’s operations are located in the Canada, and it has offices in Canada.  The Company maintains its accounting records in U.S. Dollars, as follows:

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

i)     Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value.  These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and due to related parties.  Fair values were assumed to approximate carry values for these financial instruments, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The Company is operated outside the United States of America and thus have significant exposure to foreign currency risk due to the fluctuation of the currency in which the Company operates and the U.S. dollars.

j)     Income Taxes

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

k)

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

l)    Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”.  SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  The management of the Company had estimated the asset retirement obligation to be immaterial and therefore was not reflected on the financial statements as of August 31, 2008.

m)   Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Consolidated Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners.

n)    Concentration of credit risk

The Company places its cash and cash equivalent with high credit quality financial institution.  As of August 31, 2008, the Company had approximately $nil in a bank beyond insured limit (August 31, 2007: $201,000).

o)    New Accounting Pronouncements

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

5.

LONG TERM INVESTMENT

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership.  The Chairman of the Company’s Board is a Director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.  During the fiscal year ended August 31, 2008, the Company recorded $4,073 equity interest pick-up which represents the Company’s share of Pro Eco Energy’s net loss from its incorporation to August 31, 2008.

6.

OIL AND GAS PROPERTIES

Queensdale, Saskatchewan (1A9-25)

On April 16, 2007, the Company acquired a 25% (net 15%) before payout (“BPO”) (12.5% (net 7.5%) after payout (“APO”)) interest in Queensdale, Saskatchewan Project from 0743608 B.C. Ltd. (Assignor), a company controlled by a Director/CFO of the Company, for a total cost of CAD$250,000 and 500,000 shares of the Company’s common stock.  The Participation Agreement consists specifically of all (100%) of the Assignor’s interest in the Queensdale 1A9-25/4A2-25-6-2 W2M well; none (0%) of the Assignor’s interest in the Queensdale 4A9-25 / 2D15-25-6-2 W2M well; and one-half (50%) interest in the Farmout Land and the Option Land.

On April 18, 2007, 500,000 shares were issued at market value $0.55 per share giving a total of $275,000.

The Company agrees but not limits to pay to the Assignor on monthly basis and within 5 business days of receiving the payment from net generated oil and gas revenue, a minimum of 80% of the payments received from net generated oil and gas revenue attributable to the Queensdale 1A9-25 / 4A2-25-6-2 W2M well, until such time as the full CAD$250,000 has been paid to the Assignor.

The total cost capitalized cost incurred for the oil and gas property was $487,097 which was attributed to the acquisition cost of the oil and gas property.  The Company applied the full cost method to account for this property.

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

Primrose elected to proceed with a 50/50 joint venture with Target by reimbursing Target for 50% of its land cost on parcels 124, 125 and 126 for CDN$26,590 (received) which is payable on signing within 15 days of the LOI.  Primrose would become operator of the project upon its acceptance of such appointment and agreement to assume the duties, obligations and rights of the operator.  A formal Participation Agreement (“Agreement”) which included the provisions of LOI has been entered between Target and Primrose.  Included in the Participation Agreement would be the Area of Mutual Interest (AMI) which would govern future land acquisitions and timeline set out in the LOI.  As at August 31, 2008, the Company was still in the process defining the first well exploration location.

(a)

Proved property

Property	August 31, 2007	Addition	Depletion for the period	Write down in carrying value	August 31, 2008

Canada-Proved property	$ 203,658	$110,231	$ (141,596)	$ (45,352)	$ 126,941

(b)

Unproved property

Property	August 31, 2007	Addition	Cost added to capitalized cost	August 31, 2008

Canada –Unproved Property	$ -	$3,524,217	$ -	$ 3,524,217

The additions of the unproved property was resulted of the business acquisition occurred during the period.  The acquired unproven oil and gas properties of $ 2,615,139 have been recorded at amounts necessary to reflect temporary differences associated with the differences between their accounting and tax bases. As a result, these properties are recorded in the consolidated balance sheet at $ 3,377,843 with a corresponding deferred tax liability of $ 762,704 at the date of business acquisition.  Subsequent to the business acquisition, the Company incurred further $146,374 in the unproved property.

Glen Park, Alberta

On May 14, 2008 the Company was successful in acquiring one land parcel of 160 acres in the Glen Park area of central Alberta, Canada. The Company subsequently created a 50/50 Joint Venture with Vanguard Exploration to explore and develop the joint lands on Alberta Petroleum and Natural Gas Lease No. 0408050364. The joint venture owns the Petroleum and Natural Gas rights below the base of the Mannville GRP to basement.

On June 11, 2008 the Company was successful in acquiring two land parcels of 160 acres each in the Glen Park area of central Alberta, Canada. These 320 acres are believed to be prospective for reef development and the potential accumulation of oil deposits. Productive wells in the area have had production rates in excess of 200 bop/d and in some cases with little associated water. The Company currently has a 100% interest in these two prospects. The Company continues to evaluate other opportunities in this and other areas.

7.

RELATED PARTIES TRANSACTION

During the fiscal year ended August 31, 2008, the Company paid $24,000 (August 31, 2007: $19,080) consulting fees to two directors of the Company.  The Company incurred $6,155 (August 31, 2007: $6,365) office rent to companies controlled by directors of the Company. The Company paid $20,565 (August 31, 2007: $nil) to a company control by a director of the Company pursuant to a controller agreement entered with the related company.

The amount due to related parties represents amount owed to a company controlled by a director of the Company in connection with the acquisition of working interest in Queensdale, Saskatchewan Project.  The amount is unsecured, non-interest bearing and no specific term of repayment.

Included in accounts payable and accrued liabilities, $2,340 (August 31, 2007: $3,710) are payable to directors of the Company.

8.   COMMON STOCK AND WARRANTS

Common Stock

On March 6, 2007, the Company issued total of 185,480 units at $0.25 per unit to directors of the Company. Each unit consists of one common share and one share purchase warrant with exercise price of $0.40 per share, expires on December 1, 2008. Units issued were revalued to their fair market value of common shares and share purchase warrants. The fair value of warrants has been estimated as of the date of issue using the Black-Scholes option pricing model with expected volatility: 104.11%, risk-free interest rate: 3.77%, expected life: 1.75 years and dividend yield: 0.00%.  The fair value of each warrant has been estimated as $0.33 per warrant. For the year ended August 31, 2007, the Company recorded a total of $116,959 for stock based compensation expenses in connection with the revaluation of the units issued.

On April 18, 2007, pursuant to an Assignment Agreement, the Company issued 500,000 shares to a director of the Company at market value $0.55 per share for a total value of $275,000.  (See Note 6)

On April 19, 2007, the Company issued total of 200,000 units at $0.25 per unit to an arm’s length party. Each unit consists of one common share and one share purchase warrant with exercise price of $0.40 per share, expires on December 1, 2008.

On August 31, 2007, the Company issued total of 1,200,000 units at $0.25 per unit for total proceeds of $300,000. Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock at a price of $0.40, exercisable for a period of two years from the closing of this offering.

On October 15, 2007, the Company entered into a share exchange agreement with Target Energy (“Target”), a private Nevada corporation, and the former shareholders of Target.  On November 30, 2007, the Company issued 13,810,000 shares of its common stock to the shareholders of Target and in so doing acquired 100% of all issued Target shares from those shareholders who had owned 13,810,000 shares of Target.

Warrants

A summary of the changes in share purchase warrants for the period ended August 31, 2008 is presented below:

	Warrants Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2007	1,585,480	$ 0.40
Issued	-	-
Balance, August 31, 2008	1,585,480	$ 0.40

The Company has the following warrants outstanding and exercisable.

August 31, 2008	Warrants outstanding and exercisable
		Weighted	Weighted
		average	average
	Number	remaining	exercise
Exercise price	of shares	contractual life	price
$0.40	385,480	0.25 years	$ 0.40
$0.40	1,200,000	1.00 years	$ 0.40

9.    STOCK OPTIONS

On December 14, 2007, the Company granted 1,785,000 stock options to directors, officers, and consultants of the Company with exercise prices of $0.35 per share, expires over 5 years.  The vesting dates of options are as below:

Vesting Dates	Percentage of options granted
December 14, 2007	25%
December 14, 2008	25%
December 14, 2009	25%
December 14, 2010	25%

For the year ended August 31, 2008, the Company recorded a total of $104,257 for stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the period ended August 31, 2008 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2007	-	$ -
Granted	1,785,000	0.35

Balance, August 31, 2008	1,785,000	$ 0.35

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Period ended August 31, 2008
Expected volatility	84.67%
Risk-free interest rate	3.98%
Expected life	5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the period ended August 31, 2008 is as follows:

	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price is more than the market price at grant date:	$ 0.35	$ 0.12

       The Company has the following options outstanding and exercisable:

August 31, 2008	Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
exercise prices	of shares	contractual life	Price	of shares	Price

$0.35	1,785,000	4.21 years	0.35	446,250	0.35

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

(c)

On March 2, 2008, the Company entered into a controller agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia.  CAB Financial Services is a consulting company controlled by the chairman of the board and chief financial officer of the Company.

Pursuant to the controller agreement, CAB Financial Services will provide corporate accounting and controller services to the Company in consideration for the payment of CAD$3,675 (including $175 GST) per month, together with reimbursement for all travel and other expenses incurred by it.

(d)

On July 11, 2008, the Company entered into a Letter of Intent (“LOI”) which the Company wishes to purchase remaining ownership (91.75%) of Pro Eco Energy USA Ltd. and 100% ownership of Swiss Solar Tech for a total purchase price of $2,000,000 and 3,000,000 common shares of the Company.  As the date of the report, the Company has not yet entered into a definite agreement regarding to the above noted LOI.

11.

DEFERRED INCOME TAXES

The Company’s provision for income taxes is comprised of the following:

		2008		2007

Current Tax Provision	$	Nil	$	Nil
Deferred Tax Provision	$	Nil	$	Nil
Tax Expense	$	Nil	$	Nil

Rate Reconciliation

Income taxes vary from the amount that would be computed by applying the statutory federal income tax rate of 34% for the following reasons:

	2008	2007

U.S. Federal Statutory Rate	$126,700	$213,000
Non-deductible items	(36,800)	(137,000)
Changes in Valuation Allowance	(89,900)	(76,000)

Tax Expenses	$-	$-

The tax effects of temporary differences that give rise to the Company’s deferred tax asset (liability) are as follows:

	2008	2007

Net Operating Loss Carryforward	$348,000	$198,000
Tax Basis Less Than Accounting Basis For Oil and Gas Properties	(762,704)	-
Long term Investment	1,400	-
Valuation Allowance	(349,400)	(198,000)

Deferred Tax Assets	$(762,704)	$-

For tax purpose, as of August 31, 2008 the Company has operating loss carry forwards of approximately $1,025,000 which expire in 2025 through 2028.

12.

SEGMENTED INFORMATION

The Company’s business is considered as operating in one segment (Canada) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

13.

COMPARATIVE FIGURES

Certain 2007 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2008.

14.

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

The information is based on estimates of proved reserves attributable to our interest in natural gas and oil properties as of August 31, 2008. These estimates were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	209,136
Future production costs	(56,418)
Future development costs	(6,400)

Future net cash flows	146,318
10% annual discount for estimated timing of cash flows	(19,378)
Standardized measure of discounted future net cash flows	126,941

Year-end price per Bbl of oil used in making these same calculations was $48.77.

Estimated Net quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of August 31, 2008.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	6.60	9.10	8.12
Purchases of reserves in place	2.74	-	2.74
Reserve Revision	(2.31)	(0.18)	(2.34)
Productions	(4.03)	(8.92)	(5.52)
End of year reserves	3.00	-	3.00

Proved developed reserves:
Beginning of the year reserve	6.60	9.10	8.12
End of year reserves	3.00	-	3.00

Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).         Disclosure Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of August 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended August 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

 Item 8B.           Other Information

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer.  As such, we are required to file certain information and documents at www.sedar.com.

On May 14, 2008, we acquired one land parcel of 160 acres in the Glen Park area of central Alberta, Canada. We subsequently entered into a 50/50 Joint Venture with Vanguard Exploration to explore and develop the joint lands on Alberta Petroleum and Natural Gas Lease No. 0408050364. The joint venture owns the Petroleum and Natural Gas rights below the base of the Mannville GRP to basement.

On June 11, 2008, we acquired two land parcels of 160 acres each in the Glen Park area of central Alberta, Canada. These 320 acres are believed to be prospective for reef development and the potential accumulation of oil deposits. We own the Petroleum and Natural Gas rights below the base of the Mannville GRP to basement as to 100%.

PART III

Item 9.           Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at September 29, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President and Director	48	November 2007
Gerald Carlson	Director	60	March 2005
Chris Bunka	Director and Chief Financial Officer	47	November 2004

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. Robert McAllister, President, Director

Mr. McAllister was appointed as president and director in November 2007.

Mr. McAllister has devoted approximately 50% of his professional time to the business and intends to continue to devote this amount of time in the future, or more as required.

Mr. McAllister has been a corporate consultant since 2004. He has also provided and written business and investment articles from 1996 to 2006 in various North American publications. Mr. McAllister is a resource investment entrepreneur with over 20 years experience in resource sector evaluations and commodity cycle analysis.

Dr. Gerald Carlson, Director

Dr. Gerald Carlson has served as our president and as one of our directors since March 2005 to November 2007. Dr. Carlson had devoted some of his professional time to the business of our company and will continue on a as needed basis will provide some of time in the future by corporate events.

From March 1999 to present, Dr. Carlson has been the president and co founder of Copper Ridge Explorations Inc., a publicly listed company located in Vancouver, British Columbia and a junior explorer with exploration projects in

Alaska, Yukon, British Columbia and Mexico. Copper Ridge is currently focusing on iron oxide copper-gold targets in Yukon.

From February 1999 to December 2007, Dr. Carlson had been the chairman of IMA Exploration Inc., a publicly listed junior exploration company headquartered in Vancouver, British Columbia. IMA has active exploration projects in Argentina and Peru.

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

Chris Bunka, Chief Financial Officer, Director

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

From 1999 to 2002, Mr. Bunka was the President and CEO of Secure Enterprise Solutions (symbol SETP-OTC) (formerly Newsgurus.com, symbol NGUR-OTC). The company subsequently changed its name to Edgetech Services and trades on the OTC with the symbol EDGH. Newsgurus.com was a web-based media company. Secure Enterprise Solutions moved into Internet-based computer security products and services and was subsequently purchased by Edgetech Services. Mr Bunka is also Chairman and CEO of Lexaria Corp, (symbol LXRA-OTC) an oil & gas exploration and production company.  Mr. Bunka is a director of Defiance Capital Corp., a Canadian company.

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

Code of Ethics

We adopted a Code of Ethics applicable to our senior financial officers and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB filed on November 29, 2007. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2008, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Gerald Carlson	Nil	Nil	Nil
Chris Bunka	Nil	Nil	Nil
Robert McAllister	Nil	Nil	Nil

Item 10.           Executive Compensation.

The particulars of compensation paid to the following persons:

•

our principal executive officer;

•

each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended August 31, 2008 who had total compensation exceeding $100,000; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended August, 31, 2008 and 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert McAllister(1) President and Director	2008 2007	$18,000 Nil	Nil Nil	Nil Nil	300,000 Nil	Nil Nil	Nil Nil	Nil Nil	$18,000 Nil
Gerald Carlson (2) Director and Former President	2008 2007	$6,000 $25,440	Nil Nil	Nil Nil	100,000 Nil	Nil Nil	Nil Nil	$1,590 Nil	$7,590 $25,440
Chris Bunka Chief Financial Officer	2008 2007	Nil Nil	Nil Nil	Nil Nil	300,000 Nil	Nil Nil	Nil Nil	$25,130 Nil	$25,130 Nil

(1)

On November 30, 2007, Mr. McAllister was appointed as our President and to our board of directors.

(2)

On November 30, 2007, Mr. Carlson resigned as our President but remained a director of our company.

Employment/Consulting Agreements

We entered into a consulting agreement with Dr. Gerald G. Carlson’s company, KGE Management Ltd. from March 1, 2005 to November 30, 2007. Under this agreement, Dr. Carlson provided geological and corporate administration consulting services to our company, such duties and responsibilities included the provision of geological consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration and mining consultants. Dr. Carlson, through KGE Management Ltd., was reimbursed at the rate of $2,000 per month. This agreement was terminated on November 30, 2007, but Dr. Carlson does remain on the Board as a Director.

We entered into a consulting agreement with Mr. Robert McAllister on November 30, 2007.  During the term of this agreement, Mr. McAllister is to provide corporate administration and oil & gas exploration and production consulting services, such duties and responsibilities to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and supervising office staff and exploration and oil & gas consultants.  Mr. McAllister is reimbursed at the rate of $2,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

On March 2, 2008, the Company entered into a controller agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia.  CAB Financial Services is a consulting company controlled by the chairman of the board and chief financial officer of the Company.  This agreement was renewed for another six month term on September 1, 2008.

Pursuant to the controller agreement, CAB Financial Services will provide corporate accounting and controller services to the Company in consideration for the payment of CAD$3,675 (including $175 GST) per month.

Other than as set out in this annual report on Form 10-KSB, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert McAllister	75,000	225,000		$0.35	2012/12/14
Gerald Carlson	25,000	75,000		$0.35	2012/12/14
Chris Bunka	75,000	225,000		$0.35	2012/12/14

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings We did not pay director's fees or other cash compensation for services rendered as a director in the year ended August 31, 2008.

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

Item 11.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of September 29, 2008, there were 29,305,480 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Gerald Carlson Vancouver, British Columbia, Canada	820,960(1)	2.79%
Chris Bunka Kelowna, British Columbia, Canada	3,450,000(2)	11.59%
Robert McAllister Kelowna, British Columbia, Canada	4,375,000(3)	14.85%
Gladys Jenks Gabriola, Island British Columbia	2,537,500	8.66%
Morgan Bunka Kelowna, British Columbia	2,100,000	7.16%

Britcliffe Financial Group Inc Panama City, Panama	2,000,000	6.82%
Directors and Executive Officers as a Group (3 people)	8,645,960	29.23%

(1)           Includes 85,480 warrants exercisable at $0.40 which are currently exercisable and 50,000 options which are exercisable at $0.35 on or after December 14, 2008.

(2)           Includes 1,300,000 shares held in the name of C.A.B. Financial Services and 400,000 shares held in 0743608 BC Ltd for which Chris Bunka is the sole beneficiary. Includes 100,000 warrants exercisable at $0.40 which are currently exercisable and 200,000 warrants which are currently exercisable at $0.40 and 150,000 options which are exercisable at $0.35 on or after December 14,2008.

(3)

Includes 150,000 options which are exercisable at $0.35 on or after December 14, 2008

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 14, 2007, our board of directors approved our 2008 Stock Option Plan. Under the 2008 Stock Option Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 2,800,000 shares of our common stock.

On December 14, 2007, we granted 1,785,000 stock options to directors, officers, and consultants of our company exercisable at of $0.35 per share for a period of 5 years.  The vesting dates of the options are as below:

Vesting Dates	Percentage of options granted
December 14, 2007	25%
December 14, 2008	25%
December 14, 2009	25%
December 14, 2010	25%

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by

security holders	1,785,000	$0.35	1,015,000
Total	1,785,000		1,015,000

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

Corporate Governance

We currently act with two (3) directors, consisting of Robert McAllister, Gerald Carlson and Chris Bunka.

We have determined that we do not have any independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

We currently do not have any committees of the board.

Item 13.           Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

3.1	Articles of Incorporation dated November 24, 2004 (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

3.2	Bylaws (incorporated by reference on our Registration Statement on Form SB-2/A filed March 6, 2006)

10.1	Mining Lease between Nevada North Resources (U.S.A.), Inc. and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.2	Exploration Agreement with Options for Joint Venture between our company and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.3	Amended Exploration Agreement between our company and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.4	Consulting Agreement between our company and KGE Management Ltd. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.5	Assignment Agreement with 0743608 B.C. Ltd. (incorporated by reference on our Current Report on Form 8-K filed March 19, 2007)

10.6	Consulting Agreement with Mr. Robert McAllister

14.1	Code of Ethics (incorporated by reference by from our annual report on Form 10-KSB filed on
November 29, 2007).

31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).

31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*Filed herewith

Item 14.           Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended August 31, 2008 and August 31, 2007:

Services	2008	2007
Audit fees	$28,000	$24,000
Audit related fees	$Nil	$Nil
Tax fees	$Nil	$Nil
All other fees	$Nil	$Nil
Total fees	$28,000	$24,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Chang Lee LLP for the fiscal years ended August 31, 2008 and August 31, 2007 in connection with statutory and regulatory filings or engagements.

Audit related Fees. There were $13,440 audit related fees paid to Chang Lee LLP for the fiscal year ended August 31, 2008 and $Nil for the fiscal year ended August 31, 2007.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2008 and August 31, 2007, we did not use Chang Lee LLP for non-audit professional services or preparation of corporate tax returns.

We do not use Chang Lee LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Chang Lee LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chang Lee LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be: approved by our audit committee (the functions of which are performed by our entire board of directors); or entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management. Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered. Our board of directors have considered the nature and amount of fees billed by Chang Lee LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Chang Lee LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ARIA CORP.

By:         /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 24, 2008.

By:        /s/ Chris Bunka
Chris Bunka
Chief Financial Officer and Director
Principal Financial Officer and Principal Accounting Officer
Date: November 24, 2008.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 24, 2008.

By:        /s/ Chris Bunka
Chris Bunka
Chief Financial Officer and Director
Principal Financial Officer and Principal Accounting Officer
Date: November 24, 2008.