Form 10-Q
period 2008-11-30
Golden Aria Corp.
filed 2009-01-14
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				November 30, 2008
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number
Golden Aria Corporation
(Exact name of registrant as specified in its charter)
Nevada					N/A
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
604 – 700 West Pender Street, Vancouver, BC V6C 1G8
(Address of principal executive offices)					(Zip Code)
604-602-1633
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer			[ ]		Accelerated filer	[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company		[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
					[ ]	YES	[ X ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

					[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
29,305,480 common shares issued and outstanding as of November 30, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended November 30, 2008 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATE BALANCE SHEETS
(Expressed in U.S. Dollars)
	November 30,	AUGUST 31,
	2008	2008
	(unaudited)	(audited)
ASSETS

Current
Cash and cash equivalents	$92,397	$124,394
Accounts receivable	37,898	21,379

Total current assets	130,295	145,772

Non-Current
Long-term Investment in Pro Eco (Note 4)	40,204	40,927
Proven - Oil and gas properties (Note 5)	125,515	126,941
Unproven - Oil and gas properties (Note 5)	3,533,370	3,524,216

Total Assets	$3,829,384	$3,837,856

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Notes payable – related party (Note 6)	$40,420	$-
Accounts payable and accrued liabilities	22,979	7,775
Due to related parties (Note 7)	105,465	131,253

Total Current Liabilities	168,864	139,028

Deferred income taxes	762,704	762,704

	931,568	901,732
STOCKHOLDERS' EQUITY
Share capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share

Issued and outstanding:
29,305,480 common shares at November 30, 2008
(and 29,305,480 common shares at August 31, 2007)	29,305	29,305

Additional paid-in capital	4,234,500	4,254,525

Deficit accumulated during the exploration stage	(1,365,989)	(1,347,706)

Total Stockholders' Equity	2,897,816	2,936,124

Total Liabilities and Stockholders' Equity	$3,829,384	3,837,856

The accompanying notes are an integral part of these financial statements

                                                                                                                F1

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
NOVEMBER 24, 2004 (inception) TO November 30, 2008
(Expressed in U.S. Dollars)
(audited)
					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	10,935,000	10,935	98,415	-	-	109,350
at $0.01 per share on March 22, 2005

Issuance of common stock for cash	2,225,000	2,225	331,525	-	-	333,750
at $0.15 per share on April 6, 2005

Stock to be issued	250,000	-	37,250	250	-	37,500

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	13,410,000	13,160	467,190	250	(167,683)	312,917

Stock issued on September 29, 2005	-	250	-	(250)	-	-

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	13,410,000	13,410	467,190	-	(367,774)	112,826

Units issued for cash at $0.25 per unit	185,480	185	163,144			163,329
to related parties on March 6, 2007
(included stock based compensation
of $116,959)

Stock issued for property on April 18, 2007 (note 6)	500,000	500	274,500	-	-	275,000

Units issued for cash at $0.25 per unit	200,000	200	49,800	-	-	50,000
on April 19, 2007

Units issued for cash at $0.25 per unit	1,200,000	1,200	298,800	-	-	300,000
on August 31, 2007

Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)

Balance, August 31, 2007	15,495,480	$15,495	$1,256,839	$-	$(975,171)	$297,163

Units issued for acquisition at $0.21 per unit	13,810,000	13,810	2,886,290	-	-	2,900,100
on November 30, 2007

Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139

Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(372,536)	(372,536)

Balance, August 31, 2008	29,305,480	$29,305	$4,254,525	$-	$(1,347,706)	$2,936,124

Imputed interest for non-interest bearing loan			1,111			1,111

Stock based compensation			(21,136)			(21,136)

Comprehensive income (loss):
(Loss) for the period					(18,283)	(18,283)

Balance, November 30, 2008	29,305,480	$29,305	$4,243,500	$-	$(1,365,989)	$2,897,816
The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)
			CUMULATIVE
			PERIOD FROM
			INCEPTION
			NOVEMBER 24, 2004
	THREE MONTHS ENDED		TO
	November 30,	November 30,	November 30,
	2008	2007	2008

Revenue
Natural gas and oil revenue	$24,609	$33,831	$301,280

Cost of revenue
Natural gas and oil operating costs and royalties	24,908	9,505	115,557
Depletion	17,376	12,848	235,064
Write-down in carrying value of oil and gas property	-	-	261,650

	42,284	22,353	612,271

Gross Profit (loss)	(17,675)	11,478	(310,991)
Expenses
Accounting and audit	21,613	23,199	183,008
Advertising & Promotions	1,127		13,488
Bank charges and interest expense	1,253	2,183	13,166
Consulting fees	(1,650)	6,360	328,858
Exploration costs and option payment	-	-	318,292
Fees and dues	859	1,170	13,710
Insurance	-	-	9,807
Investor relations	-	1,950	11,805
Legal an professional	3,826	13,887	109,860
Office and miscellaneous	(10,645)	9,978	20,082
Rent	1,430	2,449	39,062
Telephone	849		2,608
Training & Conferences	-		3,889
Travel	6,586	-	17,256

Total expenses	25,248	61,176	1,084,893

(Loss) for the period before other income	(42,925)	(49,698)	(1,395,884)
Other income (expense)
Interest income	102	2,544	9,432
Other revenue	25,261	-	25,261
Equity Interest Pick Up	(723)	-	(4,797)
Write off of mineral property	-	-	(1)

Net (loss) for the period	$(18,283)	$(47,153)	$(1,365,989)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	29,305,480	15,647,238
The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)
			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	THREE MONTHS ENDED		TO
	November 30,	November 30,	November 30,
	2008	2007	2008
Cash flows from (used in) operating activities

Net (loss)	$(18,283)	$(47,153)	$(1,365,990)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation (Note 8)	(21,136)	-	200,080
Depletion	17,376	12,848	235,064
Write down in carrying value of oil and gas properties	-	-	261,650
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write off of mineral property	-	-	1
Equity interest pick up	723	-	4,796
Imputed interest expense	1,111	2,068	11,655
Adjusted cash flows used in operating activities	(20,209)	(32,237)	(615,244)

Change in non-cash working capital items:
Accounts receivable	(16,519)	(160)	(37,898)
Prepaid expenses and deposit	-	(3,756)	-
Accounts payable	15,204	(9,568)	22,979
Accrued liabilities	-	14,522	-
Due to related parties	(25,789)	(10,374)	(97,592)

Net cash from (used in) operating activities	(47,313)	(41,573)	(727,755)

Cash flows from (used in) investing activities

Oil and gas properties acquisition	(25,104)	-	(201,955)
Mineral resource properties acquisition	-	-	(1)
Cash provided in connection investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	201,028	201,028

Net cash from (used in) investing activities	(25,104)	201,028	(45,928)

Cash flows from financing activities

Proceeds from issuance(cancellation) of common stock	-	-	825,660
Note payable – related party	40,420	-	40,420

Net cash from financing activities	40,420	-	866,080

Increase (Decrease) in cash and cash equivalents	(31,997)	159,455	92,397

Cash and cash equivalents, beginning of period	124,394	301,579	-

Cash and cash equivalents, end of period	$92,397	$461,034	$92,397

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008

((unaudited)
(Expressed in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements for the quarter ended November 30, 2008 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2008 audited annual financial statements and notes thereto.

2.

GOING CONCERN UNCERTAINTY

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $18,283 for the quarter ended November 30, 2008 [net loss for the quarter ended November, 2007 - $47,153] and as at November 30, 2008 has incurred cumulative losses of $1,365,989 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependant upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company’s shareholders, and ultimately to obtain successful operations. These unaudited interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

3.

SIGNIFICANT ACCOUNTING POLICIES

a)

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Target Energy, Inc., and its equity interest of Pro Eco Energy Inc.  All significant inter-company balances and transactions have been eliminated.

b)    New Accounting Pronouncements

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.”  EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  EITF 03-6-1 will be effective for the Company’s fiscal year beginning September 1, 2009, with early adoption prohibited. The adoption of EITF 03-6-1 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB approved FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  APB 14-1 is effective for the Company’s fiscal year beginning September 1, 2009. The adoption of APB 14-1 is not expected to have a material effect on the Company’s consolidated financial statements

.

In April 2008, the FASB approved FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FAS 142-3 is effective for the Company’s fiscal year beginning September 1, 2009 on a prospective basis to intangible assets acquired on or after the effective date, with early adoption prohibited.

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

4.

LONG TERM INVESTMENT

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership.  The Chairman of the Company is a Director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.

During the three months ended November 30, 2008, the Company recorded equity loss of $723 which resulted a net investment of $40,204.

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

West Queensdale, Saskatchewan (HZ 4A9-25/3A15-25-6-2 W2)

Through the Company’s subsidiary, Target, the Company owns another producing well at Queensdale, Queensdale West HZ 4A9-25/3A15-25-6-2 W2.  The well was drilled in February 2007 and was placed in production on May 15, 2007.  The Company has an 8% Gross Interest before payout (BPO) and 4% net interest after payout in this well.

Wordsworth, Saskatchewan

Through the Company’s subsidiary, Target, the Company owns a working interest in two oil wells at Wordsworth, Saskatchewan, The Wordsworth property has two producing oil wells which were drilled in May, 2006, and in November 2008 in which the Company has a 3.75% net interest.  The first well is a horizontal well called the Wordsworth East HZ 2A2-23/3A11-14-7-3 W2, and was considered a new pool discovery. A second well on this property, the Wordsworth E. HZ 3B9-23/3A11-23-7-3 W2 located on the north side of the Wordsworth prospect area, was deemed not commercially viable as a producing oil well. The second producing horizontal oil well drilled in November 2008 is called the HZ1C2-23/3C11

Coteau Lake, Saskatchewan

Through the Company’s subsidiary, Target, the Company owns certain working interest in Coteau Lake, Saskatchewan.

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

Primrose elected to proceed with a 50/50 joint venture with Target by reimbursing Target for 50% of its land cost on parcels 124, 125 and 126 for CDN$26,590 which is payable on signing within 15 days of the LOI.  Primrose would become operator of the project upon its acceptance of such appointment and agreement to assume the duties, obligations and rights of the operator.  A formal Participation Agreement (“Agreement”) which included the provisions of LOI have been entered between Target and Primrose.  Included in the Participation Agreement would be the Area of Mutual Interest (AMI) which would govern future land acquisitions and timeline set out in the LOI.  As at November 30, 2008, the Company was still in the process defining the first well exploration location.

(a)

Proved property

Property	31-Aug-08	Addition	Depletion for the period	Write down in carrying value	30-Nov-08

Canada-Proved property	$ 126,941	$ 15,950	$ (17,376)	$ -	$ 125,515

(b)

Unproved property

Property	31-Aug-08	Addition	Cost added to capitalized cost	30-Nov-08
Canada –Unproved Property	$ 3,524,216	$9,154		$ 3,533,370

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

6.

NOTES PAYABLE – RELATED PARTY

On November 27, 2008 the Company entered into a Purchase Agreement with 0743608 BC Ltd. (“Purchaser”) for aggregate amount of CDN $50,000, under which the Purchaser agrees to purchase non-secured 18% interest bearing Promissory Note of the Company subject to and upon the terms and conditions of the Purchase Agreement.

As long as the Promissory Note is outstanding, the Purchaser may voluntarily convert the Promissory Note to Common Shares at the conversion price of $0.25 per share of Common Stock.

The Company did not incur beneficial conversion charge as the conversion price is greater than the fair value of the Company’s equity.

7.

RELATED PARTIES TRANSACTION

In the quarter ended November 30, 2008, the Company incurred $6,000 (November 30, 2007: $6,000) and $1,430 (November 30, 2007: $1,590) of consulting fees and office rent, respectively, to companies to a director of the Company. At November 30, 2008, $105,465 (November 30, 2008: $194,907) was owed to a company controlled by a Director/CEO of the Company for acquiring working interest in Queensdale, Saskatchewan Project.  The related party transactions are recorded at the exchange amount established and agreed to between the related parties.  For the three months ended November 30, 2008, the Company recorded imputed interest of $1,111 in connection with the amount owed to the related party.

8.

COMMON STOCK AND WARRANTS

Common Stock

On October 15, 2007, the Company entered into a share exchange agreement with Target Energy (“Target”), a private Nevada corporation, and the former shareholders of Target. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Target occurred on November 30, 2007.  The Company issued 13,810,000 shares of its common stock to the shareholders of Target and in so doing acquired 100% of all issued Target shares from those shareholders who had owned 13,810,000 shares of Target.  As of November 30, 2008, the total number of the Company’s shares issued and outstanding is 29,305,480.

Warrants

A summary of the changes in share purchase warrants for the period ended November 30, 2008 is presented below:

	Warrants Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2008	1,585,480	$ 0.40
Expired	(385,480)	(0.40)
Balance, November 30, 2008	1,200,000	$ 0.40

The Company has the following warrants outstanding and exercisable.

November 30, 2008	Warrants outstanding and exercisable
		Weighted	Weighted
		average	average
	Number	remaining	exercise
Exercise price	of shares	contractual life	price

$0.40	1,200,000	1.00 year	$ 0.40

9.

STOCK OPTIONS

On December 14, 2007, the Company granted 1,785,000 stock options to directors, Officers, and consultants of the Company with exercise prices of $0.35 per share, expires over 5 years.  The vesting dates of options are as below:

Vesting Dates	Percentage of options granted
December 14, 2007	25%
December 14, 2008	25%
December 14, 2009	25%
December 14, 2010	25%

For the quarter ended November 30, 2008, the Company recorded a recovery of $21,136 for stock based compensation expenses as the result of the revaluation of unvested stock options granted to the consultants of the Company which has been included in consulting fees.

A summary of the changes in stock options for the period ended November 30, 2008 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2008	1,785,000	$ 0.35

Granted	-	-

Balance, November 30, 2008	1,785,000	$ 0.35

The fair value of each unvested option granted to the consultants of the Company has been estimated as of the date of the period end using the Black-Scholes option pricing model with the following assumptions:

Period ended November 30, 2008
Expected volatility	75.59%
Risk-free interest rate	2.48%
Expected life	4.04 years
Dividend yield	0.0%

The weighted average fair value unvested stock options granted to the consultants of the Company which has been re-valued on November 30, 2008 was $0.009.

The Company has the following options outstanding and exercisable.

November 30, 2008	Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
exercise prices	of shares	contractual life	Price	of shares	Price

$0.35	1,785,000	4.04 years	0.35	446,250	0.35

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

11.

SUBSEQUENT EVENTS

(a)

 On December 1, 2008 the Company entered into a consulting agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia.  CAB Financial Services Ltd. is a consulting company controlled by the chairman of the board and chief executive officer of the Company.  CAB Financial Services Ltd. is to provide management consulting services for $5,000 per month plus GST on a continuing basis.

(b)

On December 1, 2008 the Company entered into a consulting agreement with the President of the Company for corporate administration and oil and gas exploration and production consulting services for $5,000 per month plus GST on a continuing basis.  This agreement replaces the December 1, 2007 agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Company" mean Company and/or our subsidiaries, unless otherwise indicated.

Overview

Golden Aria is an energy company with two separately focused divisions: the first is exploring and developing conventional oil and gas properties while the second is examining and developing opportunities in the alternative energy sector. Management has made progress in both areas of business.

Strains on the World economic system have resulted in sharply lower energy prices on the conventional energy supply side. In the medium term, management believes that its interests in, and continued development of, opportunities in conventional oil and gas have a high probability of building shareholder value. These opportunities and others that the Company is evaluating from time to time, should provide good opportunities for growth.

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

Our Current Business

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

The following disclosure relates to each property that we have an interest in:

The Wordsworth light oil project, South Eastern Saskatchewan, Canada

The Wordsworth property has one producing oil well which was drilled in May, 2006, and in which Golden Aria has a 3.75% net interest.  This is a horizontal well called the Wordsworth East HZ 2A2-23/3A11-14-7-3 W2, and was considered a new pool discovery. A second well on this property, the Wordsworth E. HZ 3B9-23/3A11-23-7-3 W2 located on the north side of the Wordsworth prospect area, was deemed not commercially viable as a producing oil well. However, after additional seismic was completed on this project the partners have agreed that a new horizontal well will be drilled. This prospect was drilled in November 2008 and completed as a successful oil well in December 2008.

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

The Glen Park light oil exploration prospect, Central Alberta, Canada

Glen Park prospect covers 160 acres that is believed to be prospective for reef development and the potential accumulation of oil deposits. Productive wells in the area have production rates in excess of 200 bop/d and in some cases with little associated water. We currently have a 50% interest in the Glen Park prospect and are actively looking at other prospects in the area.

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

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending November 30, 2009 other than office computers, furnishings, and communication equipment as required.

Corporate Offices

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

We do not expect any material changes in the number of employees over the next 12 month period.  We do and will continue to outsource contract employment as needed.  However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of November 30, 2008, we have properties with proven reserves and production and sales from these reserves has commenced.  Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of November 30, 2008, our Alberta oil and gas properties were unproved and were excluded from depletion.  At November 30, 2008, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby our company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period of which revenue is earned.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and/or raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

The continuation of our business is dependent upon us raising additional financial support and/or attaining and maintaining profitable levels of internally generated revenue.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Results of Operations – Three Months Ended November 30, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2008, which are included herein.

Our operating results for the three months ended November 30, 2008, for the three months ended September 30, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007	Change Between Three Month Period Ended November 30, 2008 and November 30, 2007
Revenue	$24,609	$33,831	$(9,222)
Other income/expenses	24,640	2,544	22,096
General and administrative	25,248	61,176	(35,928)
Interest expense	1,253	2,183	(930)
Impairment loss on oil and gas properties	Nil	Nil	Nil
Management fees	(1,650)	6,360	(8,010)
Oil and gas operating expenses	42,284	22,353	19,931
Professional Fees	25,439	37,086	(11,647)
Net loss	(18,283)	(47,153)	28,870

Our accumulated losses increased to $1,365,989 as of November 30, 2008. Our financial statements report a net loss of $18,283 for the three month period ended November 30, 2008 compared to a net loss of $47,153 for the three month period ended November 30, 2007. Our losses have decreased primarily as a result of foreign exchange translation, decreased legal fees and a revaluation of stock option plan. The Company also recognized depletion of its capitalized oil and gas expenditures of $17,376 during the three months ended November 30, 2008, compared to $12,848 for the three months ended November 30, 2007.

Our total liabilities as of November 30, 2008 were $931,568 as compared to total liabilities of $901,732 as of August 31, 2008. The increase was due to a notes payable from a related party.

Liquidity and Financial Condition

Working Capital

	At November	At August
	30,	31,
	2008	2008
Current assets	$130,295	$145,772
Current liabilities	168,864	139,028
Working capital	$(38,569)	$6,744

Cash Flows

	Three Months Ended
	November	November
	30, 2008	30, 2007
Cash flows (used in) operating activities	$(47,313)	$(41,753)
Cash flows (used in) investing activities	(25,104)	201,028
Cash flows provided by (used in) financing activities	40,420	Nil
Effect of exchange rate changes on cash	Nil	Nil
Net increase (decrease) in cash during period	$(31,997)	$159,455

Operating Activities

Net cash used in operating activities was $47,313 in the three months ended November 30, 2008 compared with net cash used in operating activities of $41,753 in the same period in 2007.

 Investing Activities

Net cash used in investing activities was $25,104 in the three months ended November 30, 2008 compared to net cash provided by investing activities of $201,028 in the same period in 2007. The increase in use of cash of in investing activities is mainly attributable to the increase in oil and gas property exploration and development costs.

Financing Activities

Net cash provided by financing activities was $40,420 in the three months ended November 30, 2008 compared to $nil in the same period in 2007. This is attributable to the a short term loan to a related party.

Oil and gas sales volume comparisons for the Quarter ended November30, 2008 compared to the quarter ended November 30, 2007

For the three-month period ended November 30, 2008, the Company had $24,609 in revenues compared to$33,831 in revenues for the same three-month period in the prior year. The Company has generated $301,280 in revenues from inception on November 24, 2004 to November 30, 2008.  Further, during the three months ended November 30, 2008, the Company generated other revenue of $25,261 through providing professional and engineering services.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of November 30, 2008, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.   Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Prospective investors should consider carefully the risk factors set out below.

We have had negative cash flows from operations.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $18,283 for the three month period ending November 30, 2008, and cumulative losses of $1,365,989 to November 30, 2008. As of November 30, 2008 we had negative working capital of $38,569 as a result of past financing activities.  We do expect positive cash flow from operations in the near term; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

- drilling and completion costs for further wells increase beyond our expectations; or

- commodity prices for our production decline beyond our expectations; or

- production levels do not meet our expectations; or

- we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a history of losses and fluctuating operating results.

From inception through to November 30, 2008, we have incurred aggregate losses of approximately $1,365,989. Our loss from operations for the three-month period ended November 30, 2008 was $18,283. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have limited history of revenues from operations and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves, extract the reserves economically, and/or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations, which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have largely been engaged in the business of exploring and until only recently attempting to develop commercial reserves of oil and gas. Our Alberta property is in the exploration stage and without known reserves of oil and gas. Only our Saskatchewan properties have commenced production. Accordingly, we have not generated significant revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate significant revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon attaining adequate levels of internally generated revenues through locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated significant revenues, we will have to raise additional monies through either securing industry reserve based debt financing, or the sale of our equity securities or debt, or combinations of the above in order to continue our business operations.

As our properties are in the exploration and early development stage there can be no assurance that we will establish commercial discoveries and/or profitable production programs on these properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our Saskatchewan properties have limited production and our Alberta properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on our Alberta properties.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas, which may be acquired or discovered, will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget does not anticipate the potential acquisition of additional acreage in Saskatchewan and/or Alberta although this may change at any time without notice.  This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in these areas and the presence of these competitors could adversely affect our ability to acquire additional leases.

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources, which may be acquired or discovered by us, will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages, which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory and development drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States, Canada, or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 75,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our By-laws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As a result of a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers.

Other than our operations office in Vancouver, British Columbia, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

 Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Securities Holders

None.

Item 5.

Other Information

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer.  As such, we are required to file certain information and documents at www.sedar.com.

Item 6.

Exhibits

Exhibit Number	Description
(i) Articles of Incorporation; and (ii) Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

*Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated

January 10, 2006.

* Filed herewith.

**Certain parts of this document have not been disclosed and have been filed separately with the Secretary, Securities and Exchange Commission, and is subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ARIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
10/01/2009

By:	/s/ "Chris Bunka"
Chris Bunka,
Chairman, Chief Executive Officer and member of the Board of Directors
10/01/2009