Form 10-Q
period 2009-02-28
Golden Aria Corp.
filed 2009-04-14
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				February 28, 2009
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number
Golden Aria Corporation
(Exact name of registrant as specified in its charter)
Nevada					N/A
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
604 – 700 West Pender Street, Vancouver, BC					V6C 1G8
(Address of principal executive offices)					(Zip Code)
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
29,305,480 common shares issued and outstanding as of February 28, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended February 28, 2009 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

GOLDEN ARIA CORP.
(An Exploration Stage Company)
UNAUDITED INTERIM CONSOLIDATE BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 28,	AUGUST 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current
Cash and cash equivalents	$42,018	$124,394
Accounts receivable	17,427	21,379
Prepaid expenses and deposit	6,902	-
Total current assets	66,347	145,772

Non-Current
Long-term Investment in Pro Eco (Note 4)	40,493	40,927
Proven - Oil and gas properties (Note 5)	44,406	126,941
Unproven - Oil and gas properties (Note 5)	3,554,196	3,524,216
Total Assets	$3,705,441	$3,837,856

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$27,706	$7,775
Notes payable-related party (Note 6)	41,527	-
Due to related parties (Note 7)	97,477	131,253
Total Current Liabilities	166,710	139,028

Deferred tax liability	762,704	762,704
	929,414	901,732
STOCKHOLDERS' EQUITY

Share capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
29,305,480 common shares at February 28, 2009
(and 29,305,480 common shares at August 31, 2008)	29,305	29,305

Additional paid-in capital	4,259,617	4,254,525

Deficit accumulated during the exploration stage	(1,512,895)	(1,347,706)

Total Stockholders' Equity	2,776,027	2,936,124

Total Liabilities and Stockholders' Equity	$3,706,441	3,837,856

 The accompanying notes are an integral part of these financial statements

F1

GOLDEN ARIA CORP.
(An Exploration Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
NOVEMBER 24, 2004 (inception) TO February 28, 2009
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	10,935,000	10,935	98,415	-	-	109,350
at $0.01 per share on March 22, 2005

Issuance of common stock for cash	2,225,000	2,225	331,525	-	-	333,750
at $0.15 per share on April 6, 2005

Stock to be issued	250,000	-	37,250	250	-	37,500

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	13,410,000	13,160	467,190	250	(167,683)	312,917

Stock issued on September 29, 2005	-	250	-	(250)	-	-

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	13,410,000	13,410	467,190	-	(367,774)	112,826

Units issued for cash at $0.25 per unit	185,480	185	163,144			163,329

to related parties on March 6, 2007
(included stock based compensation
of $116,959)

Stock issued for property on April 18, 2007 (note 6)	500,000	500	274,500	-	-	275,000

Units issued for cash at $0.25 per unit	200,000	200	49,800	-	-	50,000
on April 19, 2007

Units issued for cash at $0.25 per unit	1,200,000	1,200	298,800	-	-	300,000
on August 31, 2007

Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)

Balance, August 31, 2007	15,495,480	$15,495	$1,256,839	$-	$(975,171)	$297,163

Units issued for acquisition at $0.21 per unit	13,810,000	13,810	2,886,290	-	-	2,900,100
on November 30, 2007

Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139

Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
(Note 8)

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,536)	(372,536)

Balance, August 31, 2008	29,305,480	$29,305	$4,254,525	$-	$(1,347,707)	$2,936,124

Imputed interest for non-interest bearing loan			2,133			2,133
Revaluation on SBC to Consultants			2,959			2,959
Comprehensive income (loss):					-	-

(Loss) for the period					(165,189)	(165,189)
Balance, February 28, 2009	29,305,480	29,305	4,259,617	-	(1,512,895)	2,776,027

 The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					NOVEMBER 24, 2004
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	February 28,	February 29,	February 28,	February 29,	February 28,
	2009	2008	2009	2008	2009
Revenue
Natural gas and oil revenue	$31,030	$61,406	$55,639	$95,237	$332,310

Cost of revenue
Natural gas and oil operating costs and royalties	11,304	19,770	36,212	29,275	126,861
Depletion	49,545	20,268	66,921	33,116	284,049
Writedown in carrying value of oil and gas property	31,786	9,914	31,786	9,914	293,436
	92,635	49,952	134,919	72,305	659,160
Gross Profit	(61,606)	11,454	(79,281)	22,932	(326,851)

Expenses
Accounting and audit	3,518	13,586	25,131	36,785	186,526
Advertising & Promotions	230		1,357	-	13,718
Bank charges and interest expense	4,212	2,097	5,465	4,280	16,213
Consulting (Note 7 & Note 8)	66,735	76,713	65,085	83,073	395,593
Exploration costs and option payment	-	-	-	-	318,292
Fees and dues	7,236	1,850	8,095	3,020	20,946
Insurance	1,264	9,807	1,264	9,807	11,071
Investor relations	1,360	2,094	1,360	4,044	13,165
Legal an professional	1,177	17,216	5,003	31,103	111,037
Office and miscellaneous	(5,243)	4,156	(15,888)	14,134	16,005
Rent	1,276	5,631	2,706	8,080	40,338
Telephone	1,009		1,858		3,617
Training & Conferences	-		-		3,889
Travel	2,814	3,025	9,400	3,025	20,070
Total expenses	85,589	136,175	110,838	197,351	1,170,483

(Loss) for the period before other income	(147,195)	(124,721)	(190,119)	(174,419)	(1,543,080)

Other income (expense)
Interest income	0	1,840	103	4,385	9,432
Other income	(0)		25,261		25,261
Equity Interest Pick Up	289		(434)		(4,507)
Write off of mineral property	-	-	-	-	(1)
Net (loss) for the period	$(146,906)	$(122,881)	$(165,189)	$(170,034)	$(1,512,895)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares
outstanding - basic and diluted	29,305,480	29,305,480	29,305,480	22,476,359

 The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	SIX MONTHS ENDED		TO
	February 28,	February 29,	February 28,
	2009	2008	2009

Cash flows used in operating activities

Net (loss)	$(165,189)	$(170,034)	$(1,512,895)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation (Note 8)	2,959	70,713	224,175
Depletion	66,921	33,116	284,609
Write down in carrying value of oil and gas properties	31,786	9,914	293,436
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write off of mineral property	-	-	1
Equity pick-up	434		4,507
Imputed interest expense	2,133	4,002	12,677
Change in non-cash working capital items:
Accounts receivable	3,952	(720)	(17,427)
Prepaid expenses and deposit	(6,902)	21,474	(6,902)
Accounts payable	19,931	(34,702)	27,706
Accrued liabilities	-	(3,375)	-
Due to related parties	(33,776)	(24,869)	(105,579)
Net cash used in operating activities	(77,751)	(94,481)	(758,193)

Cash flows used in investing activities
Oil and gas properties acquisition	(46,152)	(36,152)	(223,003)
Mineral resource properties acquisition	-	-	(1)
Cash provided in connection investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	201,028	201,028
Net cash used in investing activities	(46,152)	164,876	(66,976)

Cash flows from financing activities
Proceeds from Loan Payable-Related Party	41,527		41,527
Proceeds from issuance(cancellation) of common stock	-	-	825,660
Net cash from financing activities	41,527	-	867,187

Increase (Decrease) in cash and cash equivalents	(82,376)	70,395	42,018
Cash and cash equivalents, beginning of period	124,394	301,579	-
Cash and cash equivalents, end of period	$42,018	$371,974	$42,018

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008

((unaudited)
(Expressed in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements for the quarter ended February 28, 2009 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2008 audited annual consolidated financial statements and notes thereto.

2.

GOING CONCERN UNCERTAINTY

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $165,189 for the six months ended February 28, 2009 [net loss for the six months ended February, 2008 - $170,034] and as at February 28, 2009 has incurred cumulative losses of $1,512,895 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

3.

SIGNIFICANT ACCOUNTING POLICIES

a)

Basis of Consolidation

The unaudited interim consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Target Energy, Inc., and its equity interest of Pro Eco Energy Inc.  All significant inter-company balances and transactions have been eliminated.

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

During the three months ended November 30, 2008, the Company recorded an equity income of $289, which resulted in a net investment of $40,493.

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

Wordsworth, Saskatchewan

Through the Company’s subsidiary, Target, the Company owns a well working interest in Wordsworth, Saskatchewan, The Wordsworth property has two producing oil well which was drilled in May, 2006, and in which the Company has a 3.75% net interest.  This is a horizontal well called the Wordsworth East HZ 2A2-23/3A11-14-7-3 W2, and was considered a new pool discovery. A second well on this property, the Wordsworth E. HZ 3B9-23/3A11-23-7-3 W2 located on the north side of the Wordsworth prospect.

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

Primrose elected to proceed with a 50/50 joint venture with Target by reimbursing Target for 50% of its land cost on parcels 124, 125 and 126 for CDN$26,590 which is payable on signing within 15 days of the LOI.  Primrose would become operator of the project upon its acceptance of such appointment and agreement to assume the duties, obligations and rights of the operator.  A formal Participation Agreement (“Agreement”) which included the provisions of LOI have been entered between Target and

Primrose.  Included in the Participation Agreement would be the Area of Mutual Interest (AMI) which would govern future land acquisitions and timeline set out in the LOI.  On December 31, 2008, an additional $22,270.38 was spent on land acquisitions with Primrose Drilling Ventures.  As at February 28, 2009, the Company was still in the process defining the first well exploration location.

(a)

Proved property

Property	31-Aug-08	Addition	Depletion for the period	Write down in carrying value	28-Feb-09

Canada-Proved property	$ 126,941	$ 16,172	$ (66,921)	$ (31,786)	$ 44,406

(b)

Unproved property

Property	31-Aug-08	Addition	Cost added to capitalized cost	28-Feb-09

Canada –Unproved Property	$ 3,524,216	$29,980		$ 3,554,196

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

7.

RELATED PARTIES TRANSACTION

In the three month period ended February 28, 2009, the Company incurred $38,429 (February 29, 2008: $6,000) and $1,276 (February 29, 2008: $1,590); of consulting fees and office rent, respectively, to companies to a director of the Company. At February 28, 2009, the Company owed $97,477 (August 31, 2008: $131,253) to a company controlled by a Director/CEO of the Company for acquiring working interest in Queensdale,

Saskatchewan Project.  Further, as at February 28, 2009, the Company owed $41,526 note payable to a company controlled by a director of the Company (August 31, 2008: $nil).  The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

For the six months ended February 28, 2009, the Company recorded imputed interest of $2,133 in connection with the amount owed to the related party.

8.

COMMON STOCK AND WARRANTS

Common Stock

On October 15, 2007, the Company entered into a share exchange agreement with Target Energy (“Target”), a private Nevada corporation, and the former shareholders of Target. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Target occurred on November 30, 2007.  The Company issued 13,810,000 shares of its common stock to the shareholders of Target and in so doing acquired 100% of all issued Target shares from those shareholders who had owned 13,810,000 shares of Target.  As of February 28, 2009, the total number of the Company’s shares issued and outstanding is 29,305,480.

Warrants

A summary of the changes in share purchase warrants for the period ended February 28, 2009 is presented below:

	Warrants Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2008	1,585,480	$ 0.40
Expired	(385,480)	$ 0.40
Balance, February 28, 2009	1,200,000	$ 0.40

The Company has the following warrants outstanding and exercisable.

February 28, 2009	Warrants outstanding and exercisable
		Weighted	Weighted
		average	average
	Number	remaining	exercise
Exercise price	of shares	contractual life	price

$0.40	1,200,000	1.00 years	0.40

9.

STOCK OPTIONS

On December 14, 2007, the Company granted 1,785,000 stock options to directors, Officers, and consultants of the Company with exercise prices of $0.35 per share, expires over 5 years.  The vesting dates of options are as below:

Vesting Dates	Percentage of options granted
December 14, 2007	25%
December 14, 2008	25%
December 14, 2009	25%
December 14, 2010	25%

For the six month period ended February 28, 2009, the Company recorded $2,959 for stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the period ended February 28, 2009 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2008	1,785,000	$ 0.35

Granted

Balance, February 28, 2009	1,785,000	$ 0.35

The fair value of each unvested option granted to the consultants of the Company has been estimated as of the date of the period ended using the Black-Scholes option pricing model with the following assumptions:

Period ended February 28, 2009
Expected volatility	78.80%
Risk-free interest rate	2.11%
Expected life	3.54 years
Dividend yield	0.0%

The weighted average fair value of unvested stock options granted to the consultants of the Company, which has been revalued on February 28, 2009 was $0.0087.

The Company has the following options outstanding and exercisable.

February 28, 2009	Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
exercise prices	of shares	contractual life	Price	of shares	Price

$0.35	1,785,000	3.54 years	0.35	892,500	0.35

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

(c)

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

Our unaudited interim consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

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

Additional scalable medium and long term economic benefits to shareholders are available through our alternative energy initiatives, that also could act as a hedge against the volatility of wildly fluctuating energy prices.

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

Our Current Business

The following disclosure relates to each property that we have an interest in:

The Wordsworth light oil project, South Eastern Saskatchewan, Canada

The Wordsworth property has two producing oil wells which were drilled in May, 2006 and November 2008, and in which Golden Aria has a 3.75% net interest.  The horizontal well called the Wordsworth East HZ 2A2-23/3A11-14-7-3 W2, and was considered a new pool discovery. A second well on this property, the Wordsworth E. HZ 3B9-23/3A11-23-7-3 W2 located on the north side of the Wordsworth prospect area, was originally deemed not commercially viable as a producing oil well. However, after additional seismic was completed on this project the partners have agreed that a new horizontal well will be drilled. This prospect was drilled in November 2008 and completed as a successful oil well in December 2008.

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

The Coteau Lake light oil exploration project, South Eastern Saskatchewan, Canada

Coteau Lake is an exploration property and we have no producing oil or gas wells on this property at this time. Coteau Lake covers 1,280 acres of land. Golden Aria’s gross and net interest in this project is 50%. There has been historic oil production on the Coteau Lake project lands.  Our internal geological and geophysical work to date indicates our lands could be prospective for oil & gas accumulations to have taken place. Our current focus on this project is the defining of our first exploration well location.  On December 8, 2008 Golden Aria and its partner were successful in acquiring 800 acres of land in the Coteau Lake project area and the Company now has a 50% gross and net interest in a total of 2,080 acres of land in this area.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending February 28, 2010 other than office computers, furnishings, and communication equipment as required.

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

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.

Pursuant to full cost accounting rules, the Company must perform a ceiling test each quarter on its proved oil and gas assets. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs.

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

Results of Operations – Three Months Ended February, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2009, which are included herein.

Our operating results for the three months ended February 28, 2009, for the three months ended February 29, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended February 28, 2009	Three Months Ended February 29, 2008	Change Between Three Month Period Ended February 28, 2009 and February 29, 2008
Revenue	$31,030	$61,406	$(30,376)
Other income/expenses	289	1,840	(1,551)
General and administrative	85,589	136,175	(50,586)
Interest expense	4,212	2,097	2,115
Write down in carrying value of oil and gas properties	31,786	9,914	21,872
Consulting fees	66,735	76,713	(9,978)
Oil and gas operating expenses	92,635	49,952	42,683
Professional Fees	4,695	30,802	26,107
Net loss	(146,906)	(122,881)	(24,025)

Our accumulated losses increased to $1,512,896 as of February 28, 2009. Our financial statements report a net loss of $146,906 for the three month period ended February 28, 2009 compared to a net loss of $122,881 for the three month period ended February 29, 2008. Our losses have decreased primarily as a result of decreased accounting and legal fees and a revaluation of stock option plan. The Company also recognized depletion of its capitalized oil and gas expenditures of $49,545 during the three months ended February 28, 2009, compared to $20,268 for the three months ended February 29, 2008.

Results of Operations – Six Months Ended February 28, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2009, which are included herein.

Our operating results for the six months ended February 28, 2009, for the six months ended February 29, 2008 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended February 29, 2009	Six Months Ended February 29, 2008	Change Between Six Month Period Ended February 28, 2009 and February 29, 2008
Revenue	$55,639	$95,237	$(39,598)
Other income/expenses	24,930	4,385	(20,545)
General and administrative	110,838	197,351	(86,513)
Interest expense	5,465	4,280	1,185
Write down in carrying value of oil and gas properties	31,786	9,914	21,872
Consulting fees	65,085	83,073	(17,988)
Oil and gas operating expenses	134,919	72,305	62,884
Professional Fees	30,134	67,888	(37,754)
Net loss	(165,189)	(170,034)	4,845

As at February 28, 2009, we had $166,710 in current liabilities.  Our net cash used in operating activities for the six months ended February 28, 2009 was $77,751 compared to $94,481 used in the six months ended February 29, 2008. Our accumulated losses increased to $1,512,896 as of February 28, 2009. Our financial statements report a net loss of $165,189 for the six month period ended February 28, 2009 compared to a net loss of $170,034 for the six month period ended February 29, 2008. Our losses have decreased primarily as a result of decreased accounting and legal fees, a revaluation of stock option plan and an increase in foreign exchange gain which included in the office and miscellaneous expenses. The Company also recognized cost of revenue in oil and gas properties of $134,919 during the six months ended February 29, 2009, compared to $72,305 for the three months ended February 29, 2008.

Our total liabilities as of February 28, 2009 were $929,414 as compared to total liabilities of $901,732 as of August 31, 2008. The increase was due to the Company entering into a Purchase Agreement in November 2008 with a third party for aggregate amount of CDN $50,000, under which the Purchaser agrees to purchase non-secured 18% interest bearing Promissory Note of the Company subject to and upon the terms and conditions of the Purchase Agreement

Liquidity and Financial Condition

Working Capital

	At February	At August
	28,	31,
	2009	2008
Current assets	$66,347	$145,772
Current liabilities	166,710	139,028
Working capital	$(100,363)	$6,744

Cash Flows

	Six Months Ended
	February	February
	28, 2009	29, 2008
Cash flows (used in) operating activities	$(77,751)	$(94,481)
Cash flows (used in) investing activities	(46,152)	164,876
Cash flows provided by (used in) financing activities	41,527	Nil
Effect of exchange rate changes on cash	Nil	Nil
Net increase (decrease) in cash during period	$(82,376)	$70,395

Operating Activities

Net cash used in operating activities was $77,751 in the six months ended February 28, 2009 compared with net cash used in operating activities of $94,481 in the same period in 2008.

 Investing Activities

Net cash used in investing activities was $46,152 in the six months ended February 28, 2009 compared to net cash provided by investing activities of $164,876 in the same period in 2008. The increase in use of cash of in investing activities is mainly attributable to the increase in oil and gas property exploration and development costs and in 2008 fiscal year cash was provided in connection with a business acquisition.

Financing Activities

Net cash provided by financing activities was $41,527 in the six months ended February 28, 2009 compared to $nil in the same period in 2008. This is attributable to a short term loan to a related party.

Oil and gas sales volume comparisons for the Quarter ended February 28, 2009 compared to the quarter ended February 29, 2008

For the six-month period ended February, 2009, the Company had $55,639 in revenues compared to$95,237 in revenues for the same six-month period in the prior year. The Company has generated $332,310 in revenues from inception on November 24, 2004 to February 28, 2009.  Further, during the six months ended February 28, 2009, the Company generated other revenue of $25,261 through providing professional and engineering services.

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

As of February 28, 2009, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $165,189 for the six month period ending February 28, 2009, and cumulative losses of $1,512,896 to February 28, 2009. As of February 28, 2009 we had negative working capital of $100,363 as a result of past financing activities.  We do expect positive cash flow from operations in the near term; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to February 28, 2009, we have incurred aggregate losses of approximately $1,512,896. Our loss from operations for the six-month period ended February 28, 2009 was $165,189. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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
09/04/2009

By:	/s/ "Chris Bunka"
Chris Bunka,
Chairman, Chief Executive Officer and member of the Board of Directors
09/04/2009