Form 10-K/A
period 2008-08-31
Golden Aria Corp.
filed 2009-05-01
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

 Amendment No. 1

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

STOCKHOLDERS' EQUITY
Share capital
Authorized: 75,000,000 common shares with a par value of $0.001 per share

Issued and outstanding:
29,305,480 common shares at August 31, 2008
(and 15,495,480 common shares at August 31, 2007)	29,305	15,495
Additional paid-in capital	4,254,525	1,256,839
Deficit accumulated during the exploration stage	(1,347,706)	(975,171)
Total Stockholders' Equity	2,936,124	297,163
Total Liabilities and Stockholders' Equity	$3,837,856	520,097

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

The information is based on estimates of proved reserves attributable to our interest in natural gas and oil properties as of August 31, 2008. These estimates were prepared by independent petroleum consultants, Chapman Petroleum Engineering Ltd.  Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	293,374
Future production costs	(140,105)
Future development costs	(6,582)

Future net cash flows	146,687
10% annual discount for estimated timing of cash flows	(19,746)
Standardized measure of discounted future net cash flows	126,941

Year-end price per Bbl of oil used in making these same calculations was $97.79.

Estimated Net quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of August 31, 2008.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	6.60	9.10	8.12
Purchases of reserves in place	2.74	-	2.74
Reserve Revision	(2.31)	(0.18)	(2.34)
Productions	(4.03)	(8.92)	(5.52)
End of year reserves	3.00	-	3.00

Proved developed reserves:
Beginning of the year reserve	6.60	9.10	8.12
End of year reserves	3.00	-	3.00

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter for the year ended August 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•

approved by our audit committee (the functions of which are performed by our entire board of directors); or

•

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
Date: March 24, 2009.

By:        /s/ Chris Bunka
Chris Bunka
Chief Financial Officer and Director
Principal Financial Officer and Principal Accounting Officer
Date: March 24, 2009.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: March 24, 2009.

By:        /s/ Chris Bunka
Chris Bunka
Chief Financial Officer and Director
Principal Financial Officer and Principal Accounting Officer
Date: March 24, 2009.