Form 10-Q
period 2009-05-31
Golden Aria Corp.
filed 2009-07-07
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                                                                              (Mark One)

[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				May 31, 2009
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number
Golden Aria Corporation
(Exact name of registrant as specified in its charter)
Nevada					N/A
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
604 – 700 West Pender Street, Vancouver, BC V6C 1G8
(Address of principal executive offices)					(Zip Code)
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
29,305,480 common shares issued and outstanding as of May 31, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended May 31, 2009 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

GOLDEN ARIA CORP.
(An Exploration Stage Company)
UNAUDITED INTERIM CONSOLIDATE BALANCE SHEETS
(Expressed in U.S. Dollars)
	May 31,	AUGUST 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Current
Cash and cash equivalents	$35,625	$124,394
Accounts receivable	8,792	21,379
Prepaid expenses and deposit	4,836	-

Total current assets	49,253	145,772

Non-Current
Long-term Investment in Pro Eco (Note 4)	39,872	40,927
Proven - Oil and gas properties (Note 5)	26,464	126,941
Unproven - Oil and gas properties (Note 5)	3,556,040	3,524,216

Total Assets	$3,671,629	$3,837,856

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$49,216	$7,775
Short-term note (Note 6)	45,800	-
Due to related parties (Note 7)	113,657	131,253

Total Current Liabilities	208,673	139,028

Deferred tax liability	762,704	762,704

	971,377	901,732

STOCKHOLDERS' EQUITY

Share capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
29,305,480 common shares at May 31, 2009
(and 29,305,480 common shares at August 31, 2008)	29,305	29,305

Additional paid-in capital	4,265,547	4,254,525

Deficit accumulated during the exploration stage	(1,594,600)	(1,347,706)

Total Stockholders' Equity	2,700,252	2,936,124

Total Liabilities and Stockholders' Equity	$3,671,629	3,837,856

The accompanying notes are an integral part of these financial statements

                                                                                                                F1

GOLDEN ARIA CORP.
(An Exploration Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
NOVEMBER 24, 2004 (inception) TO MAY 31, 2009
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	10,935,000	10,935	98,415	-	-	109,350
at $0.01 per share on March 22, 2005

Issuance of common stock for cash	2,225,000	2,225	331,525	-	-	333,750
at $0.15 per share on April 6, 2005

Stock to be issued	250,000	-	37,250	250	-	37,500

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	13,410,000	13,160	467,190	250	(167,683)	312,917

Stock issued on September 29, 2005	-	250	-	(250)	-	-

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	13,410,000	13,410	467,190	-	(367,774)	112,826

Units issued for cash at $0.25 per unit	185,480	185	163,144			163,329
to related parties on March 6, 2007
(included stock based compensation
of $116,959)

Stock issued for property on April 18, 2007 (note 6)	500,000	500	274,500	-	-	275,000

Units issued for cash at $0.25 per unit	200,000	200	49,800	-	-	50,000
on April 19, 2007

Units issued for cash at $0.25 per unit	1,200,000	1,200	298,800	-	-	300,000
on August 31, 2007

Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)

Balance, August 31, 2007	15,495,480	$15,495	$1,256,839	$-	$(975,171)	$297,163

Units issued for acquisition at $0.21 per unit	13,810,000	13,810	2,886,290	-	-	2,900,100
on November 30, 2007

Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139

Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
(Note 8)

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,536)	(372,536)

Balance, August 31, 2008	29,305,480	$29,305	$4,254,525	$-	$(1,347,707)	$2,936,123

Imputed interest for non-interest bearing loan			3,299			3,299
Revaluation on SBC to Consultants			7,723			7,723
Comprehensive income (loss):						-
(Loss) for the period					(246,893)	(246,893)
Balance, May 31, 2009	29,305,480	29,305	4,265,547	-	(1,594,600)	2,700,252

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
					CUMULATIVE
					PERIOD FROM
					INCEPTION
					NOVEMBER 24,
	THREE MONTHS ENDED		NINE MONTHS ENDED		2004 to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008	2009

Revenue
Natural gas and oil revenue	$17,211	$49,602	$72,850	$144,839	$349,521

Cost of revenue
Natural gas and oil operating costs and royalties	7,772	14,630	43,984	43,905	134,633
Depletion	13,880	12,042	80,801	45,158	298,489
Write-down in carrying value of oil and gas property	-	-	31,786	9,914	293,436

	21,652	26,672	156,571	98,977	726,558

Gross Profit	(4,441)	22,930	(83,721)	45,862	(377,037)

Expenses
Accounting and audit	4,011	7,350	29,142	44,135	190,537
Advertising & Promotions	-		1,357	-	13,718
Bank charges and interest expense	2,055	1,847	7,520	6,127	19,433
Consulting (Note 7 & Note 8)	44,016	46,012	109,101	129,085	439,609
Exploration costs and option payment	-	-	-	-	318,292
Fees and dues	2,768	1,835	10,863	4,855	23,714
Insurance	2,067	-	3,331	9,807	13,138
Investor relations	-	4,770	1,360	8,814	13,165
Legal an professional	678	1,506	5,681	32,608	111,715
Office and miscellaneous	19,061	564	3,173	14,697	33,900
Rent	1,273	1,493	3,979	9,573	41,611
Telephone	399	513	2,257	513	4,016
Training & Conferences	-	3,889	-	3,889	3,889
Travel	319	4,377	9,719	7,402	20,389

Total expenses	76,647	74,156	187,483	271,505	1,247,126

(Loss) for the period before other income	(81,088)	(51,226)	(271,204)	(225,643)	(1,624,163)

Other income (expense)
Interest income	-	606	105	4,990	9,431
Other income	-		25,261		25,261
Equity interest pick up	(616)		(1,055)		(5,128)
Write off of mineral property	-	-	-	-	(1)

Net (loss) for the period	$(81,704)	$(50,620)	$(246,893)	$(220,653)	$(1,594,600)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares
outstanding - basic and diluted	29,305,480	29,305,480	29,305,480	24,769,349

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24,
	NINE MONTHS ENDED		2004 to
	May 31,	May 31,	May 31,
	2009	2008	2009

Cash flows used in operating activities

Net (loss)	$(246,893)	$(220,653)	$(1,594,600)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation (Note 8)	7,723	97,571	228,939
Depletion	80,801	45,158	298,489
Write down in carrying value of oil and gas properties	31,786	9,914	293,436
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write off of mineral property	-	-	1
Equity pick-up	1,055		5,128
Imputed interest expense	3,299	5,765	13,843

Change in non-cash working capital items:
Accounts receivable	12,586	(65,812)	(8,792)
Prepaid expenses and deposit	(4,836)	-	(4,836)
Accounts payable	41,440	10,164	49,215
Accrued liabilities	-	(3,375)	-
Due to related parties	(17,596)	(62,797)	(89,400)

Net cash used in operating activities	(90,635)	(184,065)	(771,077)

Cash flows used in investing activities

Oil and gas properties acquisition	(43,934)	(17,233)	(220,785)
Mineral resource properties acquisition	-	-	(1)
Cash provided in connection investment in Pro Eco	-	(45,000)	(45,000)
Cash provided in connection with business acquisition	-	201,028	201,028

Net cash used in investing activities	(43,934)	138,795	(64,758)

Cash flows from financing activities
Proceeds from Loan Payable-Related Party	45,800		45,800
Proceeds from issuance (cancellation) of common stock	-	-	825,660

Net cash from financing activities	45,800	-	871,460

Increase (Decrease) in cash and cash equivalents	(88,769)	(45,270)	35,625

Cash and cash equivalents, beginning of period	124,394	301,579	-

Cash and cash equivalents, end of period	$35,625	$256,309	$35,625

The accompanying notes are an integral part of these financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

(unaudited)
(Expressed in U.S. Dollars)

 BASIS OF PRESENTATION

The unaudited interim consolidated financial statements for the quarter ended May 31, 2009 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2008 audited annual consolidated financial statements and notes thereto.

2.

GOING CONCERN UNCERTAINTY

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $246,893 for the nine months ended May 31, 2009 [net loss for the nine months ended May 31, 2008 $220,653] and as at May 31, 2009 has incurred cumulative losses of $1,594,600 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependant upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company’s shareholders, and ultimately to obtain successful operations. These unaudited interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited interim consolidated financial statements.

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

1.

LONG TERM INVESTMENT

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership.  The Chairman of the Company is a Director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.

During the nine months ended May 31, 2009, the Company recorded an equity loss of $1055, which resulted in a net investment of $39,872.

2.

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

Coteau Lake is an exploration property and the Company has no producing oil or gas wells on this land at this time. The original Coteau Lake exploration project covers 1,280 acres of land. The Company’s gross and net interest in this project is 50%. There has been historic oil production on the Coteau Lake project lands.

On November 7, 2007, the Company’s subsidiary Target Energy entered into a Letter of Intent (the “LOI”) with Primrose Drilling Ventures Ltd. (“Primrose”), a body corporate, having an office in the city of Calgary, in the Province of Alberta.  Pursuant to the LOI,  Target Energy is the interest title holder of Saskatchewan Crown Land parcels 124, 125 and 126.  On December 8, 2008 Golden Aria and its partner were successful in acquiring 800 acres of land in the Coteau Lake project area and the Company now has a 50% gross and net interest in a total of 2,080 acres of land in this area.

Primrose elected to proceed with a 50/50 joint venture with Target by reimbursing Target for 50% of its land cost on parcels 124, 125 and 126 for CDN$26,590 which was paid in full.  Primrose has become operator of the project upon its acceptance of such appointment and agreement to assume the duties, obligations and rights of the operator.  A formal Participation Agreement (“Agreement”) which included the provisions of LOI has been entered between Target and Primrose.  Included in the Participation Agreement is the Area of Mutual Interest (AMI) which governs future land acquisitions and timeline set out in the LOI.  On December 31, 2008, an additional $22,270.38 was spent on land acquisitions with Primrose Drilling Ventures.  As at May 31, 2009, the Company was still in the process defining the first well exploration location.

(a)

Proved property

  Property                     31-Aug-08                Addition               Depletion                  Write down in

                                                                                                                 for the                    carrying value               31-May-09

                                                                                                                 period
_________________________________________________________________________________________________

Canada-Proved              $   126,941                   $ 12,110               $   (80,801)                 $   (31,786)                      $     26,464

property

(b)

Unproved property

      Property                     31-Aug-08                Addition                 Cost added to

                                                                                                                 capitalized                          31-May-09

                                                                                                                       cost

______________________________________________________________________________

Canada-Unproved         $ 3,524,216                  $31,824                                                                $      3,556,040

property

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

7.

RELATED PARTIES TRANSACTION

In the three month period ended May 31, 2009, the Company incurred $39,252 (May 31, 2008: $16,344) and $1,273 (May 31, 2008: $1,493); of consulting fees and office rent, respectively, to companies and a director of the Company. At May 31, 2009, the Company owed $113,657 (August 31, 2008: $131,253) to a company controlled by a Director/CEO of the Company for acquiring working interest in Queensdale, Saskatchewan Project.  Further, as at May 31, 2009, the Company owed $45,800 note payable to a company controlled by a director of the Company (August 31, 2008: $nil).  The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

For the nine months ended May 31, 2009, the Company recorded imputed interest of $3,299 in connection with the amount owed to the related party.

8.   COMMON STOCK AND WARRANTS

Common Stock

On October 15, 2007, the Company entered into a share exchange agreement with Target Energy (“Target”), a private Nevada corporation, and the former shareholders of Target. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Target occurred on November 30, 2007.  The Company issued 13,810,000 shares of its common stock to the shareholders of Target and in so doing acquired 100% of all issued Target shares from those shareholders who had owned 13,810,000 shares of Target.  As of May 31, 2009, the total number of the Company’s shares issued and outstanding is 29,305,480.

Warrants

A summary of the changes in share purchase warrants for the period ended May 31, 2009 is presented below:

                                                                                                         Warrants Outstanding

                                                                                                                                                                                                             Weighted Average

                                                                                                                                                      Number of Shares                            Exercise Price

Balance, August 31, 2008                                                                                                               1,585,480                                       $          0.40

Expired                                                                                                                                               (385,480)                                       $          0.40

Balance, May 31, 2009                                                                                                                    1,200,000                                       $          0.40

The Company has the following warrants outstanding and exercisable.

May 31, 2009                                                                                                                                                          Warrants outstanding and exercisable

                                                                                                                                                                                         Weighted                         Weighted
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

                                                                                                                                        Number                                   remaining                              exercise
Exercise price                                                                                                              of shares                           contractual life                                  price

__________________________________________________________________________________________________________

$0.40                                                                                                                            1,200,000                                 1.00 years                                      0.40

9.    STOCK OPTIONS

On December 14, 2007, the Company granted 1,785,000 stock options to directors, officers, and consultants of the Company with exercise prices of $0.35 per share, expiring over 5 years.  The vesting dates of options are as below:

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

For the nine month period ended May 31, 2009, the Company recorded $7,723 for stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the period ended May 31, 2009 is presented below:

                                                                                                Options Outstanding

                                                                                                                                                                                                         Weighted Average
                                                                                                                                                  Number of Shares                              Exercise Price

Balance, August 31, 2008                                                                                                          1,785,000                                           $          0.35

Granted                                                                                                                                                       -                                                            -

Balance, May 31, 2009                                                                                                               1,785,000                                            $         0.35

The fair value of each unvested option granted to the consultants of the Company has been estimated as of the date of the period ended using the Black-Scholes option pricing model with the following assumptions:

                                                                                                                                                                                        Period ended May 31, 2009

Expected volatility                                                                                                                                                                         87.23%

Risk-free interest rate                                                                                                                                                                      2.07%

Expected life                                                                                                                                                                                     3.54 years

Dividend yield                                                                                                                                                                                   0.0%

The weighted average fair value of unvested stock options granted to the consultants of the Company, which has been revalued on May 31, 2009 was $0.0287.

The Company has the following options outstanding and exercisable.

May 31, 2009                                                                  Options outstanding                                                                              Options exercisable

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

COMMITMENTS – OTHER

(a)

The Company has entered into a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$525 (including CAD$25 GST) per month.

(b)

On December 1, 2008 the Company entered into a consulting agreement with CAB Financial Services Ltd.(‘CAB’), a corporation organized under the laws of the Province of British Columbia.  CAB is a consulting company controlled by the chairman of the board and chief executive officer of the Company.  CAB Financial Services Ltd. is to provide management consulting services for $5,000 per month plus GST on a continuing basis.

(c)

On December 1, 2008 the Company entered into a consulting agreement with the President of the Company for corporate administration and oil and gas exploration and production consulting services for $5,000 per month plus GST on a continuing basis.  This agreement replaces the December 1, 2007 agreement.

(d)

On May 13, 2009, the Company entered into controller agreement with CAB financial Services Ltd. (‘CAB’), under which, CAB will provide corporate accounting and controller services to the Company in consideration for the payment of CAD$3,500 exclusive of GST, together with any such increments thereto as the Board of Directors of Golden Aria may determine.

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

Strains on the world economic system have resulted in sharply lower conventional energy prices as compared to one year ago. In the medium term, management believes that its interests in, and continued development of, opportunities in conventional oil and gas have a high probability of building shareholder value. These opportunities and others that the Company is evaluating from time to time, should provide opportunities for growth.

Additional scalable medium and long term economic benefits to shareholders are available through our alternative energy initiatives, that also could act as a hedge against the volatility of wildly fluctuating energy prices. We continue to pursue opportunities in the emerging clean energy sector.

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

The Coteau Lake light oil exploration project, South Eastern Saskatchewan, Canada

Coteau Lake is an exploration property and we have no producing oil or gas wells on this property at this time. Coteau Lake originally covered 1,280 acres of land. Golden Aria’s gross and net interest in this project is 50%. There has been historic oil production on the Coteau Lake project lands.  Our internal geological and geophysical work to date indicates our lands could be prospective for oil & gas accumulations to have taken place. Our current focus on this project is the defining of our first exploration well location.  On December 8, 2008 Golden Aria and its partner were successful in acquiring 800 acres of land in the Coteau Lake project area and the Company now has a 50% gross and net interest in a total of 2,080 acres of land in this area.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending May 31, 2010 other than office computers, furnishings, and communication equipment as required.

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

Employees

We primarily used the services of sub-contractors and consultants for manual labour exploration work and drilling on our properties. Our use of consultants for most of our geological and other technical analysis has minimized our long term employment cost commitments. Our only technical employee is Mr. McAllister, our president and a director.

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

Results of Operations – Three Months Ended May, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2009, which are included herein.

Our operating results for the three months ended May 31, 2009, for the three months ended May 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008	Change Between Three Month Period Ended May 31, 2009 and May 31, 2008
Revenue	$17,211	$49,602	$(32,391)
Other income/expenses	(616)	606	(10)
General and administrative	76,647	74,156	2,491
Interest expense	2,055	1,847	208
Write down in carrying value of oil and gas properties	Nil	Nil	Nil
Consulting fees	44,016	46,012	(1,996)
Oil and gas operating expenses	21,652	26,672	(5,020)
Professional Fees	4,689	8,856	4,167
Net loss	(81,704)	(50,620)	(31,084)

Our accumulated losses increased to $1,594,600 as of May 31, 2009. Our financial statements report a net loss of $81,704 for the three-month period ended May 31, 2009 compared to a net loss of $50,620 for the three-month period ended May 31, 2008. Our losses have increased primarily as a result of decreased revenue. The Company also recognized depletion of its capitalized oil and gas expenditures of $13,880 during the three months ended May 31, 2009, compared to $12,042 for the three months ended May 31, 2008.

Results of Operations – Nine Months Ended May 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2009, which are included herein.

Our operating results for the nine months ended May 31, 2009, for the nine months ended May 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended May 31, 2009	Nine Months Ended May 31, 2008	Change Between Nine Month Period Ended May 31, 2009 and May 31, 2008
Revenue	$72,850	$144,839	$(71,989)
Other income/expenses	24,311	4,990	19,321
General and administrative	187,483	271,505	(84,022)
Interest expense	7,520	6,127	1,393
Write down in carrying value of oil and gas properties	31,786	9,914	21,872
Consulting fees	109,101	129,085	(19,984)
Oil and gas operating expenses	156,571	98,977	57,594
Professional Fees	34,823	76,743	(41,920)
Net loss	(246,893)	(220,653)	(24,240)

As at May 31, 2009, we had $208,673 in current liabilities.  Our net cash used in operating activities for the nine months ended May 31, 2009 was $90,635 compared to $184,065 used in the nine months ended May 31, 2008. Our accumulated losses increased to $1,594,600 as of May 31, 2009. Our financial statements report a net loss of $246,893 for the nine month period ended May 31, 2009 compared to a net loss of $220,653 for the nine month period ended May 31, 2008. Our losses have increased primarily as a result of decreased accounting and legal fees, and a revaluation of stock option plan which were more than offset by lower oil and gas revenues due to both lower production volumes and lower oil and gas sale prices.  The Company recorded its first clean energy-originating revenue of $25,261 in the nine months ending May 31, 2009. The Company also recognized cost of revenue in oil and gas properties of $156,571 during the nine months ended May 31, 2009, compared to $98,977 for the nine months ended May 31, 2008.

Our total liabilities as of May 31, 2009 were $971,376 as compared to total liabilities of $901,732 as of August 31, 2008. The increase was due to the Company entering into a Purchase Agreement in November 2008 with a third party for aggregate amount of CDN $50,000, under which the Purchaser agreed to purchase non-secured 18% interest bearing Promissory Note of the Company subject to and upon the terms and conditions of the Purchase Agreement

Liquidity and Financial Condition

Working Capital

	At May	At August
	31,	31,
	2009	2008
Current assets	$49,253	$145,772
Current liabilities	208,673	139,028
Working capital	$(159,420)	$6,744

Cash Flows

	Nine Months Ended
	May	May
	31, 2009	31, 2008
Cash flows (used in) operating activities	$(90,635)	$(184,065)
Cash flows (used in) investing activities	(43,934)	138,795
Cash flows provided by (used in) financing activities	45,800	Nil
Effect of exchange rate changes on cash	Nil	Nil
Net increase (decrease) in cash during period	$(88,769)	$45,270

Operating Activities

Net cash used in operating activities was $90,635 in the nine months ended May 31, 2009 compared with net cash used in operating activities of $184,065 in the same period in 2008.

 Investing Activities

Net cash used in investing activities was $43,934 in the nine months ended May 31, 2009 compared to net cash provided by investing activities of $138,795 in the same period in 2008. The decrease in use of cash of in investing activities is mainly attributable to the increase in oil and gas property exploration and development costs and in 2008 fiscal year cash was provided in connection with a business acquisition.

Financing Activities

Net cash provided by financing activities was $45,800 in the nine months ended May 31, 2009 compared to $nil in the same period in 2008. This is attributable to a short term loan to a related party.

Oil and gas sales volume comparisons for the Quarter ended May 31, 2009 compared to the quarter ended May 31, 2008

For the nine-month period ended May 31, 2009, the Company had $72,850 in revenues compared to$144,839 in revenues for the same nine-month period in the prior year. The Company has generated $349,521 in revenues from inception on November 24, 2004 to May 31, 2009.  Further, during the nine months ended May 31, 2009, the Company generated other revenue of $25,261 through providing professional and engineering services.

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

As of May 31, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no  changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $246,893 for the nine month period ending May 31, 2009, and cumulative losses of $1,594,600 to May 31, 2009. As of May 31, 2009 we had negative working capital of $159,420 as a result of past financing activities.  We do expect positive cash flow from operations in the near term; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to May 31, 2009, we have incurred aggregate losses of approximately $1,594,600. Our loss from operations for the nine-month period ended May 31, 2009 was $246,893. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

99.1         Reserve Report

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
04/07/2009

By:	/s/ "Chris Bunka"
Chris Bunka,
Chairman, Chief Executive Officer and member of the Board of Directors
04/07/2009