Form 10-K
period 2009-08-31
Golden Aria Corp.
filed 2009-11-30
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-51866

GOLDEN ARIA CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#950-1130 WEST PENDER STREET, VANCOUVER, BRITISH COLUMBIA,
CANADA	V6E 4A4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 604-602-1633

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 27, 2009 was $304,451 based on a $0.031 closing price for the Common Stock on November 27, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

14,652,740 common shares as of November 27, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "Golden Aria" mean Golden Aria Corp.

General Overview

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

Global economic events since 2007 have contributed to strong gyrations in the prices of oil and natural gas, making it more difficult than normal to raise capital or make reliable internal business projections related to the exploration, development, or production of crude oil or natural gas. In the medium term, management believes that its interests in, and continued development of, opportunities in conventional oil and gas have a high probability of building shareholder value. These opportunities and others that the Company is evaluating from time to time, should provide opportunities for growth.

Additional scalable medium and long term economic benefits to shareholders are available through our alternative energy initiatives, that also could act as a hedge against the volatility of wildly fluctuating energy prices. We continue to pursue opportunities in the emerging clean energy sector.

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia V6E 4A4. Our telephone number is (604) 602-1633. We have another office located in Kelowna. Our current locations provide adequate office space for our purposes at this stage of our development.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Effective September 25, 2009, we effected a two (2) for one (1) share consolidation of our authorized and issued and outstanding common stock. As a result, our authorized capital decreased from 75,000,000 shares of common stock with a par value of $0.001 to 37,500,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 29,305,480 shares of common stock to 14,652,740 shares of common stock. The consolidation became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 25, 2009 under the new stock symbol “GLCP”. Our new CUSIP number is 38079Q207.

On October 9, 2009, we appointed Bal Bhullar as our chief financial officer. Concurrent with the appointment of Ms. Bhullar, we entered into an initial six-month management agreement, thereafter month to month, with BKB Management Ltd., a consulting company controlled by Bal Bhullar.

On October 9, 2009, we entered into a month to month management agreement with Mark Snyder, whereby Mark Snyder will act as the Chief Technical Officer of the Company.

Overview of Business over the Last Five Years

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

On April 16, 2007, we acquired a 25% (net 15%) before payout (“BPO”) (12.5% (net 7.5%) after payout (“APO”)) interest in Queensdale, Saskatchewan Project from 0743608 B.C. Ltd. (Assignor), a company controlled by a Director/CEO of our company, for a total cost of CAD$250,000 and 250,000 shares (post consolidation) of our common stock (known as the Queensdale property).

On November 30, 2007, we completed the acquisition of all the issued and outstanding common stock of Target Energy pursuant to a share exchange agreement dated October 15, 2007 among our company, as purchaser, and all of the shareholders of Target Energy, as vendors. In exchange for all of the issued and outstanding shares of Target Energy, we issued to the shareholders of Target Energy an aggregate of 6,905,000 shares (post consolidation) of our common stock. Through our acquisition of Target Energy we acquired an 8% gross interest before payout in the Queensdale, Queensdale West HZ 4A9-25/3A15-25-6-2 W2 well (known as the Queensdale West property). We also acquired a 3.75% net interest in two wells located in Wordsworth, Saskatchewan (known as the Wordsworth property).

On April 21, 2008, we acquired a passive minority interest in Pro Eco Energy USA Ltd., a private corporation focused on the installation and integration of alternative energy – mainly solar thermal – systems in Western Canada.

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

In November 2008, the Wordsworth property that had the second well was drilled and completed as a successful oil well in December 2008.

On December 8, 2008 Golden Aria and its partner were successful in acquiring 800 acres of land in the Coteau Lake project area and the Company now has a 50% gross and net interest in a total of 2,080 acres of land in this area.

On July 31, 2009, the Company sold all its interests in the Queensdale, West Queensdale, and the Wordsworth properties for an aggregate amount of CAD$453,116.

Effective September 1, 2009, we entered into an assignment agreement with Cheetah Oil & Gas Ltd. The assignment agreement dated August 28, 2009, provides for the purchase by our company of a revenue interest of 40.432% of an 8% share of Cheetah’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, we have agreed to pay to Cheetah 57.76% of Cheetah’s costs currently budgeted at $77,905.36, subject to revision and 57.76% of Cheetah’s 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

Effective September 1, 2009, we entered into an assignment agreement with Lexaria Corp. The assignment agreement dated August 28, 2009, provides for the purchase by our company of a revenue interest of 13.475% of a 32% share of Lexaria’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, we have agreed to pay to Lexaria 19.25% of Lexaria’s costs currently budgeted at $311,621.44, subject to revision and 19.25% of Lexaria’s 32% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

Our Current Business

Golden Aria is an energy company with two separately focused divisions: the first is exploring and developing conventional oil and gas properties while the second is examining and developing opportunities in the alternative energy sector. Management has made progress in both areas of business.

We are currently seeking opportunities to acquire prospective or producing oil and gas properties or other oil and gas resource related projects; and examining and developing opportunities in alternative energy.

We currently hold the following interests:

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

Equity Investment in Pro Eco Energy, Inc.

On April 21, 2008 we announced that we had made an equity investment in to Pro Eco Energy, Inc., a clean tech energy enterprise in engineering, developing and installing solar energy solutions to commercial and residential customers. We also welcomed the President of Pro Eco Energy, Mr.Roger Huber, as the first member of our Clean Tech Advisory board. Mr. Huber has a long career in optimizing energy solutions and his knowledge and wide industry contacts are expected to help us develop our alternative energy solutions.

Clean Tech Alliance with Snyder Electric.

On June 5, 2008, Mr. Mark Snyder, a long time clean energy expert in California, also joined our Clean Tech Advisory board. Mr. Snyder is an expert in alternative energy systems. Mr. Snyder’s focus is on complete “net zero” home solutions – homes that generate through alternative energy systems such as solar thermal, solar PV or other, as much energy as they consume.

Belmont Lake Field, Wilkinson County, Mississippi

Effective September 1, 2009, we entered into an assignment agreement with Cheetah Oil & Gas Ltd. The assignment agreement dated August 28, 2009, provides for the purchase by our company of a revenue interest of 40.432% of an 8% share of Cheetah’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, we have agreed to pay to Cheetah 57.76% of Cheetah’s costs currently budgeted at $77,905, subject to revision and 57.76% of Cheetah’s 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

Effective September 1, 2009, we entered into an assignment agreement with Lexaria Corp. The assignment agreement dated August 28, 2009, provides for the purchase by our company of a revenue interest of 13.475% of a 32% share of Lexaria’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, we have agreed to pay to Lexaria 19.25% of Lexaria’s costs currently budgeted at $311,621, subject to revision and 19.25% of Lexaria’s 32% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

Through the acquisitions from Cheetah Oil & Gas Ltd. and Lexaria Corp., we hold an aggregate 7.5376% net revenue interest after field operating expenses in the Belmont Lake PP F-12-4 horizontal well.

On November 13, 2009, we announced that the Operator of the PP F-12-4 horizontal well in Mississippi, Griffin & Griffin Exploration LLC, has declared force majeure on the Belmont Lake offset wells at this time due to the heavy flooding in the area. We expect that Griffin & Griffin we commence drilling once the weather has subsided.

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

Competition

We are an exploration stage company engaged in the acquisition and exploration of oil and gas properties. The petroleum industry is competitive in all its phases. We compete with numerous other participants in the search for and the acquisition of oil and natural gas properties, and in the marketing of oil and natural gas. Our competitors include oil and natural gas companies that have substantially greater financial resources, staff and facilities than ours. Our ability to obtain or increase reserves in the future will depend not only on our ability to explore and develop our present properties, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling. Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.

The resource and alternative energy industries are competitive. We compete with numerous companies, including many major resource companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for commercially viable properties and access to funds.

Compliance with Government Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local and foreign governmental regulations. We may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

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

We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007. During the term of this agreement, Mr. McAllister is to provide corporate administration and oil & gas exploration and production consulting services, such duties and responsibilities to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and supervising office staff and exploration and oil & gas consultants. Mr. McAllister is reimbursed at the rate of $2,000 per month. On December 1, 2008, the consulting fee was increased to $5,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

On March 2, 2008, the Company entered into a controller agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia. CAB Financial Services is a consulting company controlled by the chairman of the board and chief executive officer of the Company. Pursuant to the controller agreement, CAB Financial Services will provide corporate accounting and controller services to the Company in consideration for the payment of CAD$3,675 (including $175 GST) per month. This agreement was terminated on October 9, 2009.

On December 1, 2008, the Company entered into a consulting agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia. CAB Financial Services is a consulting company controlled by the chairman of the board and the chief executive officer of the Company. A fee of $5,000 per month is accrued. We may terminate this agreement without prior notice based on a number of conditions. CAB Financial Services Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

On October 9, 2009, the Company entered into a consulting agreement with BKB Management Ltd, a corporation organized under the laws of the Province of British Columbia. BKB Management controlled by the chief financial officer of the Company. A fee of CAD$4,675 including GST is paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

On October 9, 2009, the Company entered into a consulting agreement with Mark Snyder as the Chief Technical Officer. A fee of $1,000 is paid per month.

Research and Development

We have incurred $Nil in research and development expenditures over the last fiscal year.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

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

We had cash in the amount of $282,948 and working capital of $165,813 as of our year ended August 31, 2009. We currently do not generate significant revenues from our operations. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate material revenues, we face a high risk of business failure.

As of the date of this annual report, we have earned revenues of $374,088 since the inception. On July 1, 2009, we sold our 7.5% net working interest in a oil well at Queensdale West in Saskatchewan, Canada. Through our subsidiary, Target, on July 1, 2009, we sold our 3.75% net working interest in Wordsworth, Saskatchewan. The Company also sold its 8% (BPO) 4% net interest in an oil well at Queensdale West in Saskatchewan, Canada. We were incorporated in November 2004 and to date have been involved in limited exploration activities. Before we are able to generate more significant revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to August 31, 2009 is $1,263,473. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our independent certified public accounting firm, in the notes to the audited consolidated financial statements for the year ended August 31, 2009 states that there is a substantial doubt that we will be able to continue as a going concern.

As at August 31, 2009, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Other Risks

Because all of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against them for misconduct and you may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Executive Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia, V6E 4A4, for which we share 250 square feet of office space, which includes one executive office. Our telephone number is (604) 602-1633. We have another office located in Kelowna, which is rented from CAB Financial Services Ltd. on a month-to-month basis and our monthly rental is CAD$500 plus GST, for which we share 1,500 square feet of office space, which includes two executive offices. Our current locations provide adequate office space for our purposes at this stage of our development.

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

Primrose elected to proceed with a 50/50 joint venture with Target by reimbursing Target for 50% of its land cost on parcels 124, 125 and 126 for CAD$26,590 which was paid within 15 days of signing the LOI. Primrose would become operator of the project upon its acceptance of such appointment and agreement to assume the duties, obligations and rights of the operator. A formal Participation Agreement (“Agreement”) which included the provisions of LOI has been entered between Target and Primrose. Included in the Participation Agreement would be the Area of Mutual Interest (AMI) which would govern future land acquisitions and timeline set out in the LOI. On December 31, 2008, an additional CAD$22,270 was spent on land acquisitions with Primrose Drilling Ventures. As at August 31, 2009, the Company was still in the process of defining the first exploration well location.

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

Belmont Lake

On August 28, 2009 and effective on September 1, 2009, the Company entered into two assignment agreements to participate in a well program in Jackson, Mississippi with two public companies. The Company agreed to pay $45,000 to acquire a 40.432 percent interest from Cheetah Oil and Gas Ltd's 8 percent gross interest in the Belmont Lake 12-4 well by paying 57.76 percent of the drilling, completion and tie in costs. The Company also agreed to pay $59,987 to acquire a 13.475 percent interest from Lexaria Corp's 32 percent gross interest in the Belmont Lake 12-4 well by paying 19.25 percent of the drilling, completion and tie in costs. Both public companies have a managerial relationship with the Company. As at August 31, 2009, the Company has made $59,987 in connection with the assignment agreement and the amount have been included in unproved property.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “GLCP.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2009	$0.20	$0.12
May 2009	$0.18	$0.18
February 2009	$0.10	$0.10
November 2008	$0.10	$0.10
August 2008	$0.20	$0.20
May 2008	$0.25	$0.25
February 2008	$0.20	$0.20
November 2007	$0.40	$0.40
August 2007	$0.35	$0.20
May 2007	$1.25	$0.55
February 2007	$0.55	$0.55
November 2006	$1.01	$0.25
August 2006	$0.25	$0.20
May 2006	N/A	N/A
February 2006	N/A	N/A
November 2005	N/A	N/A
August 2005	N/A	N/A

(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 5, 2009, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.06. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

As of November 5, 2009, there were 101 holders of record of our common stock. As of such date, 14,652,740 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2009.

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plan described below:

Stock Option Plan

On December 14, 2007, our board of directors approved our 2008 Stock Option Plan. Under the 2008 Stock Option Plan, options may be granted to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 1,400,000 post share consolidation shares of our common stock (2,800,000 pre-consolidation shares).

On December 14, 2007, we granted 892,500 post share consolidation stock options to directors, officers, and consultants of our company exercisable at a price of $0.70 per share for a period of 5 years. On October 22, 2009, we modified the exercise price of these stock options to $0.20 per share. The vesting dates of the options are as below:

Vesting Dates	Percentage of options granted

December 14, 2007	25%
December 14, 2008	25%
December 14, 2009	25%
December 14, 2010	25%

On October 22, 2009, we granted an additional 500,000 stock options to our directors and consultants. The exercise price of the stock options is $0.10 per share, which are vested immediately and expire October 22, 2014.

As at the date of the annual report, there was nil stock options exercised

Equity Compensation Plan Information
Number of securities
remaining available
for future issuance
	Number of securities				under equity
	to be issued upon		Weighted-average		compensation plans
	exercise of		exercise price of		(excluding securities
	outstanding options,		outstanding options,		reflected in column
Plan category	warrants and rights		warrants and rights		(a))
Equity compensation plans approved by security holders	Nil		Nil		Nil
Equity compensation plans not approved by security holders	892,500	(1)	$0.70	(2)	507,500	(1)
Total	892,500				507,500

(1)	These figures do not include the 500,000 stock options that were granted to directors and consultants on October 22, 2009.

(2)	On October 22, 2009, the exercise price of the stock options were repriced to $0.20 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2009.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended August 31, 2009 and 2008

Our net loss and comprehensive loss for our year ended August 31, 2009, for our year ended August 31, 2008 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Year Ended
	Year Ended	Year Ended	August 31, 2009
	August 31,	August 31,	and Year Ended
	2009	2008	August 31, 2008
	$	$	$
Revenue	97,417	194,465	(97,048)
Other (income)expenses	(425,900)	(1,192)	(424,708)
General and administrative	275,950	318,540	(42,590)
Interest expense	10,486	7,551	2,935
Write down in carrying value of oil and gas properties	31,786	45,352	(13,566)
Consulting fees	177,328	153,403	23,925
Oil and gas operating expenses	131,348	204,300	(72,952)
Professional Fees	38,132	83,549	(45,417)
Net Income (loss)	84,233	(372,535)	456,768

Revenue

The decrease in our oil and gas revenues for our year ended August 31, 2009 was largely due to lower production volumes and to lower prices received for oil and gas sales.

Other Income

The large increase in other income for our year ended August 31, 2009, is due to the sale of the Queensdale properties and Wordsworth for US$421,545. The Company also recorded its first clean energy-originating revenue of $26,524 for the year ended August 31, 2009.

General and Administrative

The decrease in our general and administrative expenses for our year ended August 31, 2009 was due to a substantial reduction in our professional fees.

Professional Fees

There was a decrease in accounting, audit and legal fees for our year ended August 31, 2009. In the year ended August 31, 2008 the fees were higher due to the Target acquisition and the setting up of the stock option plan.

Interest Expense

The increase in interest expense for our year ended August 31, 2009 was due to a loan made to the Company by a related party that was paid back in full by mid August 2009.

Oil and Gas Operating Expenses

The decrease in oil and gas operating expenses for our year ended August 31, 2009 was due to the lower production volumes for oil and gas.

Liquidity and Financial Condition

Working Capital	At	At
	August 31,	August 31,
	2009	2008
Current assets	$295,333	$145,772
Current liabilities	129,520	139,028
Working capital	$165,813	$6,744

Cash Flows	Year Ended
	August 31,	August 31
	2009	2008
Cash flows (used in) operating activities	$(162,778)	$(153,470)
Cash flows (used in) investing activities	321,332	(23,715)
Cash flows provided by financing activities	-	-
Net increase (decrease) in cash during year	$158,554	$(177,185)

Operating Activities

Net cash used in operating activities was $162,778 for our year ended August 31, 2009 compared with cash used in operating activities of $153,470 in the same period in 2008. The increase in net cash used in operating activities is due to the Company paid off accounts payable and accrued liabilities.

Investing Activities

Net cash provided in investing activities was $321,332 for our year ended August 31, 2009 compared to net cash used in investing activities of $23,715 in the same period in 2008 was mainly attributable to the sale of the Queensdale properties and the Wordsworth property.

Financing Activities

Net cash from financing activities was $Nil for our year ended August 31, 2009 compared to $Nil in the same period in 2008.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has earned a net income of $84,233 for the year ended August 31, 2009 [2008 – net loss of $372,535] and at August 31, 2009 had a deficit accumulated during the exploration stage of $1,263,473 [2008 – $1,347,706]. The Company generated revenue of $97,417 for the year ended August 31, 2009 [2008 - $194,465]. The Company has working capital of $165,813 as at August 31, 2009. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with non controlling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The non controlling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2010, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In April, 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

In April, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosure about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

On April 1, 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued FASB No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued FASB No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Chang Lee LLP
Chartered Accountants
606 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel: 604-687-3776
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GOLDEN ARIA CORP.
(An exploration stage company)

We have audited the consolidated balance sheets of Golden Aria Corp. (“the Company”) (an exploration stage company) as at August 31, 2009 and 2008 and the related consolidated statements of stockholders’ equity, operations and cash flows for the years then ended and for the period cumulative from inception November 24, 2004 (inception) to August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended and for the period cumulative from inception November 24, 2004 (inception) to August 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements refer to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from inception and further losses are anticipated. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ Chang Lee LLP
November 27, 2009	Chartered Accountants

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATE BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31,	August 31,
	2009	2008
ASSETS

Current
Cash and cash equivalents	$282,948	$124,394
Accounts receivable	9,608	21,378
Prepaid expenses and deposit	2,777	-
Total current assets	295,333	145,772

Non-Current
Long term investment - Pro Eco (Note 4)	35,821	40,927
Proven - Oil and gas properties (Note 5)	-	126,941
Unproven - Oil and gas properties (Note 5)	3,621,617	3,524,216
Total Assets	$3,952,771	$3,837,856

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$-	$7,775
Due to related parties (Note 7)	129,520	131,253
Total Current Liabilities	129,520	139,028

Deferred tax liability	762,704	762,704
	892,224	901,732
STOCKHOLDERS' EQUITY

Share capital
Authorized:
37,500,000 common shares with a par value of $0.001 per share
Issued and outstanding:
14,652,740 common shares at August 31, 2009 and 2008	14,653	14,653
Additional paid-in capital	4,309,367	4,269,177

Deficit accumulated during the exploration stage	(1,263,473)	(1,347,706)
Total Stockholders' Equity	3,060,547	2,936,124
Total Liabilities and Stockholders' Equity	$3,952,771	$3,837,856

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			NOVEMBER 24, 2004
	YEAR ENDED		TO
	August 31,	August 31,	August 31,
	2009	2008	2009

Revenue
Natural gas and oil revenue	$97,417	$194,465	$374,088

Cost of revenue
Natural gas and oil operating costs and royalties	50,547	62,704	141,197
Depletion	80,801	141,596	298,489
Write down in carrying value of oil and gas property	31,786	45,352	293,436

	163,134	249,652	733,122

Gross Profit	(65,717)	(55,187)	(359,034)

Expenses
Accounting and audit	32,451	51,497	193,846
Advertising & Promotions	1,996	12,362	14,358
Bank charges and interest expense	10,486	7,551	22,399
Consulting	177,328	153,403	507,836
Exploration costs and option payment	-	-	318,292
Fees and dues	12,712	5,105	25,563
Insurance	5,397	9,807	15,204
Investor relations	1,360	8,852	13,165
Legal and professional	5,681	32,052	111,715
Office and miscellaneous	9,530	13,809	40,258
Rent	5,401	11,052	43,033
Telephone	3,151	1,759	4,910
Training & Conferences	685	3,889	4,574
Travel	9,772	7,402	20,442

Total expenses	275,950	318,540	1,335,595

(Loss) for the period before other income	(341,667)	(373,727)	(1,694,629)

Other income (expense)
Interest income	103	5,265	9,433
Other income	26,524	-	26,524
Equity interest pick up	(5,106)	(4,073)	(9,179)
Gain on disposition of oil and gas interests	404,379	-	404,379
Write off of mineral property	-	-	(1)

Net Income (loss) for the period	$84,233	$(372,535)	$(1,263,473)

Basic and diluted income (loss) per share	$0.01	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	14,652,740	12,935,923

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR ENDED		November 24, 2004
	August 31,	August 31,	TO August 31,
	2009	2008	2009

Cash flows used in operating activities
Net Income (loss)	$84,233	$(372,535)	$(1,263,473)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	35,780	104,257	256,996
Depletion	80,801	141,596	298,489
Write down in carrying value of oil and gas properties	31,786	45,352	293,437
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write off of mineral property	-	-	1
Gain on disposition of property	(404,379)	-	(404,379)
Equity pick-up	5,106	4,073	9,179
Imputed interest	4,410	7,139	14,954

Change in non-cash working capital items:
Accounts receivable	11,770	4,190	1,100
Prepaid expenses and deposit	(2,777)	24,284	21,507
Accounts payable and accrued liabilities	(7,775)	(36,208)	(27,920)
Due to related parties	(1,733)	(75,618)	(73,536)

Net cash (used in) operating activities	(162,778)	(153,470)	(836,145)

Cash flows from (used in) investing activities

Oil and gas properties acquisition	(100,213)	(179,743)	(297,949)
Proceeds from sale of oil and gas interests	421,545	-	421,545
Mineral resource properties acquisition	-	-	(1)
Investment in Pro Eco	-	(45,000)	(45,000)
Cash provided in connection with business acquisition	-	201,028	201,028

Net cash from (used in) investing activities	321,332	(23,715)	279,623

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	839,470

Net cash from financing activities	-	-	839,470

Increase (Decrease) in cash and cash equivalents	158,554	(177,185)	282,948

Cash and cash equivalents, beginning of period	124,394	301,579	-

Cash and cash equivalents, end of period	$282,948	$124,394	$282,948
Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO AUGUST 31, 2009
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350

Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750

Stock to be issued	125,000	-	37,375	125	-	37,500

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917

Stock issued on September 29, 2005	-	125	-	(125)	-	-

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826

Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236			163,329
Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)
Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)
Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124
Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410
Stock-based compensation	-	-	35,780	-	-	35,780
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233
Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009
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

On September 15, 2009, the Company effected two for one stock consolidation and the consolidated financial statements of the Company have been restated to reflect the stock consolidation.

2.	GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company earned a net income of $84,233 for the year ended August 31, 2009 as the result of disposing its proven oil and gas interests [incurred net loss of $372,535 for the year ended August 31, 2008]. The Company currently has no proven producing oil and gas property and as at August 31, 2009, the Company has incurred cumulative losses of $1,263,473 that raise substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Target Energy, Inc., and its equity interest of Pro Eco Energy Inc. All significant inter- company balances and transactions have been eliminated.

b)	Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At August 31, 2009, the Company had no overproduced imbalances.

c)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2009, cash and cash equivalents consist of cash only.

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

Pursuant to full cost accounting rules, the Company must perform a ceiling test periodically on its proved oil and gas assets. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs.

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

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No.128 “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti- dilutive.

h)	Foreign Currency Translations

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

i)	Financial Instruments

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and due to related parties. Pursuant to SFAS No. 157, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Long-term assets of the Company are reviewed for impairment when circumstances indicate the carrying value may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the impairment or Disposal of Long-Lived Assets. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

l)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The management of the Company had estimated the asset retirement obligation to be immaterial and therefore was not reflected on the financial statements as of August 31, 2009.

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

n) Concentration of credit risk

The Company places its cash and cash equivalent with high credit quality financial institution. As of August 31, 2009, the Company had approximately $181,295 in a bank beyond insured limit (August 31, 2008: $74,574).

o)	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, (revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with non controlling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The non controlling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2010, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In April, 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

In April, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosure about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

On April 1, 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued FASB No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued FASB No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.	LONG TERM INVESTMENT

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd (“Pro Eco Energy”) which represented 8.25% ownership. The Chairman of the Company is a Director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.

During the year ended August 31, 2009, the Company recorded an equity loss of $5,106 (2008 - $4,073), which resulted in a net investment of $35,821 (2008 - $40,927).

5.	OIL AND GAS PROPERTIES

(a)	Proved property

Property	August 31, 2008	Addition	Depletion for the period	Write down in carrying value	Disposition	August 31, 2009

Canada-Proved property	$126,941	$2,813	$(80,801)	$(31,786)	$(14,345)	$-

Queensdale, Saskatchewan (1A9-25)

On April 16, 2007, the Company acquired a 25% (net 15%) before payout (“BPO”) (12.5% (net 7.5%) after payout (“APO”)) interest in Queensdale, Saskatchewan Project from 0743608 B.C. Ltd. (Assignor), a company controlled by a Director/CEO of the Company, for a total cost of CAD$250,000 and 250,000 shares of the Company’s common stock. The Participation Agreement consists specifically of all (100%) of the Assignor’s interest in the Queensdale 1A9-25/4A2-25-6-2 W2M well; none (0%) of the Assignor’s interest in the Queensdale 4A9-25 / 2D15-25-6-2 W2M well; and one-half (50%) interest in the Farmout Land and the Option Land.

On April 18, 2007, 250,000 shares were issued at market value $1.10 per share giving a total of $275,000.

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

On July 1, 2009, the Company sold all its interests in the related well for CAD$45,450.

West Queensdale, Saskatchewan (HZ 4A9-25/3A15-25-6-2 W2)

Through the Company’s subsidiary, Target, the Company owns another producing well at Queensdale, Queensdale West HZ 4A9-25/3A15-25-6-2 W2. The well was drilled in February 2007 and was placed in production on May 15, 2007. The Company has an 8% Gross Interest before payout (BPO) and 4% net interest after payout in this well.

On July 1, 2009, the Company sold all its interests for CAD$42,666.

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

On July 1, 2009, the Company sold all its interests for CAD$365,000.

(b)	Unproved property

Property	August 31, 2008	Addition	Cost added to capitalized cost	August 31, 2009

Canada	$3,524,217	$37,413	$-	$3,561,630
U. S.		59,987	-	59,987
	$3,524,217	$97,400	$-	$3,621,617

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

Primrose elected to proceed with a 50/50 joint venture with Target by reimbursing Target for 50% of its land cost on parcels 124, 125 and 126 for CDN$26,590 which is payable on signing within 15 days of the LOI. Primrose would become operator of the project upon its acceptance of such appointment and agreement to assume the duties, obligations and rights of the operator. A formal Participation Agreement (“Agreement”) which included the provisions of LOI has been entered between Target and Primrose. Included in the Participation Agreement would be the Area of Mutual Interest (AMI) which would govern future land acquisitions and timeline set out in the LOI. On December 31, 2008, an additional $22,270 was spent on land acquisitions with Primrose Drilling Ventures. As at August 31, 2009, the Company was still in the process of defining the first well exploration location.

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

Belmont Lake

On August 28, 2009 and effective on September 1, 2009, the Company entered into two assignment agreements to participate in a well program in Jackson, Mississippi with two public companies. The Company agreed to pay $45,000 to acquire a 40.432 percent interest from Cheetah Oil and Gas Ltd's 8 percent gross interest in the Belmont Lake 12-4 well by paying 57.76 percent of the drilling, completion and tie in costs. The Company also agreed to pay $59,987 to acquire a 13.475 percent interest from Lexaria Corp's 32 percent gross interest in the Belmont Lake 12-4 well by paying 19.25 percent of the drilling, completion and tie in costs. Both public companies have a managerial relationship with the Company. As at August 31, 2009, the Company has made a payment of $59,987 in connection with the assignment agreement and the amount have been included in unproved property.

6.	NOTES PAYABLE – RELATED PARTY

On November 27, 2008 the Company entered into a Purchase Agreement with 0743608 BC Ltd. (“Purchaser”) for aggregate amount of CAD $50,000, under which the Purchaser agrees to purchase non-secured 18% interest bearing Promissory Note of the Company subject to and upon the terms and conditions of the Purchase Agreement.

As long as the Promissory Note is outstanding, the Purchaser may voluntarily convert the Promissory Note to Common Shares at the conversion price of $0.25 per share of Common Stock.

The Company did not incur beneficial conversion charge as the conversion price is greater than the fair value of the Company’s equity.

The Company paid in full the Purchaser CAD$50,000 on August 15, 2009.

7.	RELATED PARTIES TRANSACTION

For the year ended August 31, 2009, the Company engaged following related party transactions:

  Paid / accrued $52,200 (August 31, 2008: $24,360) to the President of the Company in consulting fees.

  Paid / accrued 82,207 (August 31, 2008: $20,762) and $5,401 (August 31, 2008: $1,590); of consulting fees and office rent, respectively, to a company controlled by a Director/CEO of the Company.

  Included in due to related parties, $77,309 (August 31, 2008: $126,195) was owed to a company controlled by a Director/CEO of the Company for acquiring working interest in Queensdale, Saskatchewan Project.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties. Amount due to related parties are unsecured, non-interest bearing and due on demand.

For the year ended August 31, 2009, the Company recorded imputed interest of $4,410 in connection with the amount owed to a related party.

8.	COMMON STOCK AND WARRANTS

Common Stock

On March 6, 2007, the Company issued total of 92,740 units at $0.50 per unit to directors of the Company. Each unit consists of one common share and one share purchase warrant with exercise price of $0.80 per share, expires on December 1, 2008. Units issued were revalued to their fair market value of common shares and share purchase warrants. The fair value of warrants has been estimated as of the date of issue using the Black-Scholes option pricing model with expected volatility: 104.11%, risk-free interest rate: 3.77%, expected life: 1.75 years and dividend yield: 0.00% . The fair value of each warrant has been estimated at $0.66 per warrant. For the year ended August 31, 2007, the Company recorded a total of $116,959 for stock based compensation expenses in connection with the revaluation of the units issued.

On April 18, 2007, pursuant to an Assignment Agreement, the Company issued 250,000 shares to a director of the Company at market value $1.10 per share for a total value of $275,000.

On April 19, 2007, the Company issued total of 100,000 units at $0.50 per unit to an arm’s length party. Each unit consists of one common share and one share purchase warrant with exercise price of $0.80 per share, expires on December 1, 2008.

On August 31, 2007, the Company issued total of 600,000 units at $0.50 per unit for total proceeds of $300,000. Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock at a price of $0.80, exercisable for a period of two years from the closing of this offering.

On October 15, 2007, the Company entered into a share exchange agreement with Target Energy (“Target”), a private Nevada corporation, and the former shareholders of Target. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Target occurred on November 30, 2007. The Company issued 6,905,000 shares of its common stock to the shareholders of Target and in so doing acquired 100% of all issued Target shares from those shareholders who had owned 13,810,000 shares of Target.

Warrants

A summary of the changes in share purchase warrants for the period ended August 31, 2009 is presented below:

	Warrants Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2008	792,740	$0.80
Expired	(792,740)	$0.80
Balance, August 31, 2009	-	$-

9.	STOCK OPTIONS

On December 14, 2007, the Company granted 892,500 stock options to directors, Officers, and consultants of the Company with exercise prices of $0.70 per share, expires over 5 years. The vesting dates of options are as below:

Vesting Dates	Percentage of options granted
December 14, 2007	25%
December 14, 2008	25%
December 14, 2009	25%
December 14, 2010	25%

For the year ended August 31, 2009, the Company recorded $35,780 (2008 - $104,257) for stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the year ended August 31, 2009 is presented below:

		Options Outstanding
		Weighted
		Average
	Number of Shares	Exercise Price
Balance, August 31, 2008	892,500	$0.70
Granted	-	-
Balance, August 31, 2009	892,500	$0.70

The fair value of each option granted and unvested option granted to the consultants of the Company has been estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended August 31, 2009	Year ended August 31, 2008
Expected volatility	87.80%	84.67%
Risk-free interest rate	2.29%	3.98%
Expected life	3.29 years	5.00 years
Dividend yield	0.0%	0.0%

The weighted average fair value of unvested stock options granted to the consultants of the Company, which has been revalued on August 31, 2009 was $0.086. The weighted average fair value of option granted during the year ended August 31, 2008 is as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
	Price	Value
Exercise price is more than the market price at grant date:	$0.70	$0.24

The Company has the following options outstanding and exercisable.

August 31, 2009	Options outstanding		Options exercisable
Range of exercise	Number	Weighted	Weighted	Number of	Weighted average
prices	of shares	average	average	shares	exercise price
		remaining	exercise
		contractual life	price
$ 0.70	892,500	3.29 years	$ 0.70	446,250	$ 0.70

10.	COMMITMENTS - OTHER

(a)	The Company has entered into a month-to-month rental arrangement with a company controlled by a director of the Company for office space in Kelowna, British Columbia, Canada for CAD$525 (including CAD$25 GST) per month.

(b)	On March 2, 2008, the Company entered into a controller agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia. CAB Financial Services is a consulting company controlled by the chairman of the board and chief executive officer of the Company. Pursuant to the controller agreement, CAB Financial Services will provide corporate accounting and controller services to the Company in consideration for the payment of CAD$3,675 (including $175 GST) per month, together with reimbursement for all travel and other expenses incurred by it. This agreement was terminated on October 9, 2009.

(c)	On December 1, 2008 the Company entered into a consulting agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia. CAB Financial Services Ltd. is a consulting company controlled by the chairman of the board and chief executive officer of the Company. CAB Financial Services Ltd. is to provide management consulting services for $5,000 per month plus GST on a continuing basis.

(d)	On December 1, 2008 the Company entered into a consulting agreement with the President of the Company for corporate administration and oil and gas exploration and production consulting services for $5,000 per month plus GST on a continuing basis. This agreement replaces the December 1, 2007 agreement.

11.	DEFERRED INCOME TAX

The Company’s provision for income taxes is comprised of the following:

		2009		2008

Current Tax Provision	$	Nil	$	Nil
Deferred Tax Provision	$	Nil	$	Nil
Tax Expense	$	Nil	$	Nil

Rate Reconciliation

Income taxes vary from the amount that would be computed by applying the statutory federal income tax rate of 34% for the following reasons:

	2009	2008

Income tax recovery (expense) - U.S. Federal Statutory Rate	$(28,600)	$126,700
Non-deductible items	(19,500)	(36,800)
Utilization of loss carry forward	71,900	-
Changes in Valuation Allowance	(23,800)	(89,900)

Tax Expenses	$-	$-

The tax effects of temporary differences that give rise to the Company’s deferred tax asset (liability) are as follows:

	2009	2008

Net Operating Loss Carryforward	$353,000	$348,000
Tax Basis Less Than Accounting Basis For Oil and Gas Properties	(762,704)	(762,704)
Long term Investment	3,100	1,400
Valuation Allowance	(356,100)	(349,400)

Deferred Tax Assets	$(762,704)	$(762,704)

For tax purpose, as of August 31, 2009 the Company has operating loss carry forwards of approximately $1,033,000which expire in 2025 through 2029 as follows:

	Amount	Expiration Date
2009	$70,000	2029
2008	459,000	2028
2007	329,000	2027
2006	114,000	2026
2005	61,000	2025

Total loss carry forward	$1,033,000

12.	SEGMENTED INFORMATION

The Company’s business is considered as operating under one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. In terms of geographical information, the Company had all of its operations in Canada during fiscal year 2009 and had assets of $3,892,784 and $59,987 located in Canada and United States of America as at August 31, 2009, respectively. In 2008, the Company operated and had all of its assets located in Canada.

13.	COMPARATIVE FIGURES

Certain 2008 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2009.

14.	SUBSEQUENT EVENTS

(a)	On October 9, 2009, the Company entered into a consulting agreement with the CFO of the Company for a term of 6 months and CAD$4,500 per month plus GST.

(b)	On October 22, 2009 the Company re-priced the original Stock Options issued on December 14, 2007 to $0.20.

(c)	On October 22, 2009 the Company issued 500,000 Stock Options to the Officers and the Board with an exercise price of $0.10.

(d)	In accordance with SFAS No. 165 “Subsequent Events”, the Company evaluated subsequent events through November 27, 2009, the date of issuance of the audited financial statements. During this period the Company did not have any material recognizable subsequent events.

(e)	See Note 1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of August 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with our Company	Age	Or Appointed
Robert McAllister	President	49	November 2007
	and
	Director		April 14, 2008
Gerald Carlson	Director	61	March 2005
Chris Bunka	Chairman, Director and Chief Executive	48	November 2004
	Officer
Bal Bhullar	Chief Financial Officer	40	October 9, 2009
Mark Snyder	Chief Technical Officer	56	October 9, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. Robert McAllister, President, Director

Mr. McAllister was appointed as president in November 2007 and director in April 2008.

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

Dr. Gerald Carlson, Director

Dr. Gerald Carlson has served as one of our directors since March 2005. Dr. Carlson had devoted some of his professional time to the business of our company and will continue on a as needed basis will provide some of time in the future by corporate events.

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

Chris Bunka, Chief Executive Officer, Chairman and Director

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

Bal Bhullar, Chief Financial Officer

Ms. Bhullar brings over 18 years of diversified financial and risk management experience in both private and public companies, in the industries of high-tech, film, mining, marine, oil & gas, energy, transport, and spa industries. Among some of the areas of experience, Ms. Bhullar brings expertise in financial & strategic planning, operational & risk management, regulatory compliance reporting, business expansion, startup operations, financial modeling, program development, corporate financing, and corporate governance/internal controls. Previously, Ms. Bhullar has held various positions as President of BC Risk Management Association of BC, and served as Director and CFO of private and public companies. Currently, Ms. Bhullar serves as a Director and CFO for Bare Elegance Medspa, a CFO for ISEE3D Inc., and is CFO and a Director of Lexaria Corp.

Ms. Bhullar is a Certified General Accountant and as well holds a CRM designation from Simon Fraser University and a diploma in Financial Management from British Columbia Institute of Technology.

Mark Snyder, Chief Technical Officer

In 1985 Mark Snyder developed one of California’s first large scale bio energy conversion projects where a significant client was enabled to produce electric power from agricultural waste and heat 20 acres of greenhouses for agriculture. Mark was selected by the Clinton Administration to serve on a White House Council addressing the needs of our National Electrical Infrastructure in anticipation of the Y2K Conversion.

Co-founded Clean Air USA and has partnered with Willie Nelson Biodiesel to bring clean alternative fuels to California. Mark helped champion Solar Rights in California. Using the appeal of the Green Ribbon Home™ and California’s Solar Rights Law, Mark has had success in changing the electric metering in parks to net metering, which has opened up the solar power market to millions of Californians that currently reside in master metered dwellings.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

		Number of
		Transactions Not
	Number of Late	Reported on a Timely	Failure to File
Name	Reports	Basis	Requested Forms
Gerald Carlson	1	1	Nil
Chris Bunka	1	1	Nil
Robert McAllister	1	1	Nil

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2009. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does not have a member of its board of directors (audit committee) that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2009 and 2008; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

							Non-Equity
							Incentive	Nonqualified	All
							Plan	Deferred	Other
Name					Stock	Option Compensa- Compensation Compensa-
and Principal		Salary		Bonus	Awards Awards		tion	Earnings	tion	Total
Position	Year	($)		($)	($)	(#)	($)	($)	($)	($)

Robert
McAllister(1)	2009	$52,200		Nil	Nil	Nil	Nil	Nil	Nil	$52,200
President and	2008	$18,000		Nil	Nil	150,000	Nil	Nil	Nil	$18,000
Director	2007	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil

Gerald
Carlson(2)	2009	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director and	2008	$6,000		Nil	Nil	50,000	Nil	Nil	$1,590	$7,590
Former	2007	$25,440		Nil		Nil	Nil	Nil	Nil	$25,440
President

Chris Bunka
Chief Executive
Officer,	2009	$45,000	(3)	Nil	Nil	Nil	Nil	Nil	$42,608	$87,607
Director and	2008	Nil		Nil	Nil	150,000	Nil	Nil	$25,130	$25,130
Former Chief	2007	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil
Financial
Officer

(1) On November 30, 2007, Mr. McAllister was appointed as our President and on April 14, 2008 he was appointed as a director.

(2) On November 30, 2007, Mr. Carlson resigned as our President but remained a director of our company.

(3) Salary compensation for Chris Bunka is accrued fees.

Employment/Consulting Agreements

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

We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007. During the term of this agreement, Mr. McAllister is to provide corporate administration and oil & gas exploration and production consulting services, such duties and responsibilities to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and supervising office staff and exploration and oil & gas consultants. Mr. McAllister is reimbursed at the rate of $2,000 per month. On December 1, 2008, the consulting fee was increased to $5,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

On March 2, 2008, the Company entered into a controller agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia. CAB Financial Services is a consulting company controlled by the chairman of the board and chief executive officer of the Company. Pursuant to the controller agreement, CAB Financial Services will provide corporate accounting and controller services to the Company in consideration for the payment of CAD$3,675 (including $175 GST) per month. This agreement was terminated on October 9, 2009.

On December 1, 2008, the Company entered into a consulting agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia. CAB Financial Services is a consulting company controlled by the chairman of the board and the chief executive officer of the Company. A fee of $5,000 per month is accrued. We may terminate this agreement without prior notice based on a number of conditions. CAB Financial Services Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

On October 9, 2009, the Company entered into a consulting agreement with BKB Management Ltd, a corporation organized under the laws of the Province of British Columbia. BKB Management controlled by the chief financial officer of the Company. A fee of CAD$4,675 including GST is paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

On October 9, 2009, the Company entered into a consulting agreement with Mark Snyder as the Chief Technical Officer. A fee of $1,000 paid per month.

Other than as set out in this annual report on Form 10-K we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Grants of Plan-Based Awards Table

The Company did not grant any awards to our named executive officers in the during our fiscal year ended August 31, 2009.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
		OPTION AWARDS					STOCK AWARDS
Name	Number of	Number of	Equity	Option	Option	Number	Market	Equity	Equity
(a)	Securities	Securities	Incentive	Exercise	Expiration	of Shares	Value of	Incentive	Incentive
	Underlying	Underlying	Plan	Price	Date	or Units	Shares	Plan	Plan
	Unexercised	Unexercised	Awards:	($)	(f)	of Stock	or Units	Awards:	Awards:
	Options	Options	Number of	(e)		That	of Stock	Number of	Market or
	(#)	(#)	Securities			Have Not	That	Unearned	Payout
	Exercisable	Unexercisable	Underlying			Vested	Have	Shares,	Value of
	(b)	(c)	Unexercised			(#)	Not	Units or	Unearned
			Unearned			(g)	Vested	Other	Shares,
			Options				($)	Rights	Units or
			(#)				(h)	That	Other Rights
			(d)					Have Not	That Have
								Vested	Not Vested
								(#)	(#)
								(i)	(j)

Robert	75,000	75,000		$0.70	2012/12/14
McAllister

Gerald	25,000	25,000		$0.70	2012/12/14
Carlson

Chris	75,000	75,000		$0.70	2012/12/14
Bunka

Option Exercises

During our fiscal year ended August 31, 2009 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 4, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership	of Class
Gerald Carlson	467,740(1)	2.92%
Vancouver, British Columbia, Canada
Chris Bunka	2,551,500(2)	15.90%
Kelowna, British Columbia, Canada
Robert McAllister	2,287,500(3)	14.26%
Kelowna, British Columbia, Canada
Bal Bhullar	100,000(4)	0.62%
Vancouver, British Columbia, Canada
Mark Snyder	100,000(5)	0.62%
California, USA
Gladys Jenks	1,268,750	7.91%
Gabriola, Island British Columbia
Morgan Bunka	1,050,000	6.54%
Kelowna, British Columbia
Britcliffe Financial Group Inc	1,000,000	6.23%
Panama City, Panama
Directors and Executive Officers as a	5,506,740	34.32%
Group (5 people) (6)

(1) Includes 25,000 and 100,000 options which are exercisable at $0.20 and $0.10.

(2) Includes 1,526,500 shares held in the name of C.A.B. Financial Services and 200,000 shares held in 0743608 BC Ltd for which Chris Bunka is the sole beneficiary. Includes 75,000 and 100,000 options which are exercisable at $0.20 and $0.10.

(3) Includes 75,000 and 100,000 options which are exercisable at $0.20 and $0.10.

(4) Includes 100,000 options which are exercisable after October 22, 2009.

(5) Includes 100,000 options which are exercisable after October 22, 2009.

(6) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 4, 2009. As of November, 2009, there were 14,652,740 shares of our Company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with two (3) directors, consisting of Christopher Bunka, Robert McAllister and Gerald Carlson. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

We do not have a standing compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2009 and for fiscal year ended August 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2009	August 31, 2008
Audit Fees	17,350	14,560
Audit Related Fees	12,650	13,440
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	30,000	28,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Chang Lee LLP for the fiscal years ended August 31, 2009 and August 31, 2008 in connection with statutory and regulatory filings or engagements.

Audit related Fees. There were $12,650 audit related fees paid to Chang Lee LLP for the fiscal year ended August 31, 2009 and $13,440 for the fiscal year ended August 31, 2008.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2009 and August 31, 2008, we did not use Chang Lee LLP for non-audit professional services or preparation of corporate tax returns.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
No.

3.1	Articles of Incorporation dated November 24, 2004 (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

3.2	Bylaws (incorporated by reference on our Registration Statement on Form SB-2/A filed March 6, 2006)

10.1	Mining Lease between Nevada North Resources (U.S.A.), Inc. and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.2	Exploration Agreement with Options for Joint Venture between our company and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.3	Amended Exploration Agreement between our company and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.4	Consulting Agreement between our company and KGE Management Ltd. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.5	Assignment Agreement with 0743608 B.C. Ltd. (incorporated by reference on our Current Report on Form 8-K filed March 19, 2007)

10.6	Consulting Agreement with Mr. Robert McAllister

14.1	Code of Ethics (incorporated by reference by from our annual report on Form 10-KSB filed on November 29, 2007).

31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).

31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ARIA CORP.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 27, 2009.

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 27, 2009.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 27, 2009.

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 27, 2009.