Form 10-Q
period 2009-11-30
Golden Aria Corp.
filed 2010-01-13
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

14,652,740 common shares issued and outstanding as of November 30, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended November 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

GOLDEN ARIA CORP.
(An Exploration Stage Company)
UNAUDITED INTERIM CONSOLIDATE BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30,	August 31,
	2009	2009
	Unaudited	Audited
ASSETS
Current
Cash and cash equivalents	$208,019	$282,948
Accounts receivable	3,859	9,608
Prepaid expenses and deposit	710	2,777
Total current assets	212,588	295,333
Non-Current
Long term investment - Pro Eco (Note 4)	34,605	35,821
Unproven - Oil and gas properties (Note 5)	3,666,617	3,621,617
Total Assets	$3,913,810	$3,952,771
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable and accrued liabilities	$16,329	$-
Due to related parties	156,407	129,520
Total Current Liabilities	172,736	129,520
Deferred tax liability	762,704	762,704
	935,440	892,225
STOCKHOLDERS' EQUITY
Share capital
Authorized:
37,500,000 common shares with a par value of $0.001 per share
Issued and outstanding:
14,652,740 common shares at November 30, 2009 and August 31, 2009	14,653	14,653
Additional paid-in capital	4,326,079	4,309,367
Deficit accumulated during the exploration stage	(1,362,362)	(1,263,473)
Total Stockholders' Equity	2,978,370	3,060,547
Total Liabilities and Stockholders' Equity	$3,913,810	$3,952,771

The accompanying notes are an integral part of these consolidated financial statements

F1

GOLDEN ARIA CORP.
(An Exploration Stage Company)
UNAUDITED INERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO November 30, 2009
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350
Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750
Stock to be issued	125,000	-	37,375	125	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917
Stock issued on September 29, 2005	-	125	-	(125)	-	-
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826
Units issued for cash at $0.50 per unit to related parties on March 6, 2007	92,740	93	163,236			163,329
(included stock based compensation of $116,959)
Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)
Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)
Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124
Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410
Stock-based compensation	-	-	35,780	-	-	35,780
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233
Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547
Imputed interest for non-interest bearing loan			811			811
Stock-based compensation			15,901			15,901
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(98,889)	(98,889)
Balance, November 30, 2009	14,652,740	$14,653	$4,326,079	$-	$(1,362,362)	$2,978,370

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			NOVEMBER 24, 2004
	THREE MONTHS ENDED		TO
	November 30,	November 30,	November 30,
	2009	2008	2009
Revenue
Natural gas and oil revenue	$254	$24,609	$374,342
Cost of revenue
Natural gas and oil operating costs and royalties	-	24,908	141,197
Depletion	-	17,376	298,489
Write-down in carrying value of oil and gas property	-	-	293,436
	-	42,284	733,122
Gross Profit	254	(17,675)	(358,780)
Expenses
Accounting and audit	20,009	21,613	213,855
Advertising & Promotions	-	1,127	14,358
Bank charges and interest expense	1,236	1,253	23,636
Consulting	60,036	(1,650)	567,872
Exploration costs and option payment	-	-	318,292
Fees and dues	6,532	859	32,095
Insurance	2,067	-	17,271
Investor relations	990	-	14,155
Legal and professional	2,534	3,826	114,248
Office and miscellaneous	(1,128)	(10,645)	39,130
Rent	1,447	1,430	44,480
Telephone	959	849	5,869
Training & Conferences	1,317	-	5,891
Travel	1,928	6,586	22,370
Total expenses	97,927	25,248	1,433,522
(Loss) for the period before other income	(97,673)	(42,923)	(1,792,302)
Other income (expense)
Interest income	-	102	9,433
Other income	-	25,261	26,524
Equity interest pick up	(1,216)	(723)	(10,395)
Gain on disposition of oil and gas interests	-	-	404,379
Write off of mineral property	-	-	(1)
Net Income (loss) for the period	$(98,889)	$(18,283)	$(1,362,362)
Basic and diluted income (loss) per share	$(0.01)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	14,652,740	14,652,740

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	THREE MONTHS ENDED		TO
	November 30,	November 30,	November 30,
	2009	2008	2009
Cash flows used in operating activities
Net Income (loss)	$(98,889)	$(18,283)	$(1,362,362)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	15,901	(21,136)	272,897
Depletion	-	17,376	298,489
Write down in carrying value of oil and gas properties	-	-	293,437
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write off of mineral property	-	-	1
Gain on disposition of property	-	-	(404,379)
Equity pick-up	1,216	723	10,395
Imputed interest	811	1,111	15,764
Change in non-cash working capital items:
Accounts receivable	6,464	(16,519)	7,564
Prepaid expenses and deposit	2,067	-	23,574
Accounts payable and accrued liabilities	15,616	15,204	(12,305)
Due to related parties	26,887	(25,789)	(46,649)
Net cash (used in) operating activities	(29,929)	(47,313)	(866,074)
Cash flows from (used in) investing activities
Oil and gas properties acquisition	(45,000)	(25,104)	(342,949)
Proceeds from sale of oil and gas interests	-	-	421,545
Mineral resource properties acquisition	-	-	(1)
Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028
Net cash from (used in) investing activities	(45,000)	(25,104)	234,623
Cash flows from financing activities
Notes Payable-related party		40,420	-
Proceeds from issuance of common stock	-	-	839,470
Net cash from financing activities	-	40,420	839,470
Increase (Decrease) in cash and cash equivalents	(74,929)	(31,997)	208,019
Cash and cash equivalents, beginning of period	282,948	124,394	-
Cash and cash equivalents, end of period	$208,019	$92,397	$208,019
Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN ARIA CORP.
(An Exploration Stage Company)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(unaudited)
(Expressed in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements for the quarter ended November 30, 2009 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2009 audited annual consolidated financial statements and notes thereto.

2.	GOING CONCERN UNCERTAINTY

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $98,889 for the three months ended November 30, 2009 [net loss for the three months ended November 30, 2008 $18,283] and as at November 30, 2009 has incurred cumulative losses of $1,362,362 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company’s shareholders, and ultimately to obtain successful operations. These unaudited interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited interim consolidated financial statements.

3. SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Consolidation

The unaudited interim consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Target Energy, Inc., and its equity interest of Pro Eco Energy Inc. All significant inter- company balances and transactions have been eliminated.

b)	New Accounting Pronouncements

In June 2009, the FASB issued FASB No. 166(ASC 860), Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166(ASC 860) requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140(ASC 860). SFAS 166(ASC 860) is effective for fiscal years beginning after November 15, 2009. The adoption of this statement is not expected to have material impact on the Company’s financial statements.

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

During the three months ended November 30, 2009, the Company recorded an equity loss of $1,216, which resulted in a net investment of $34,605.

5.	OIL AND GAS PROPERTIES

(a)	Proved property

During fiscal year 2009, the Company disposed its proved property of Queensdale, Saskatchewan (1A9-25), West Queensdale, Saskatchewan (HZ 4A9-25/3A15-25-6-2 W2) and Wordsworth, Saskatchewan, and the Company has no proved property as at November 30, 2009.

(b)	Unproved property

Property	August 31, 2009	Addition	Cost added to	November 30, 2009
			capitalized cost

Canada	$3,561,630	$-	$-	$3,561,630
U. S.	59,987	45,000	-	104,987
	$3,621,617	$45,000	$-	$3,666,617

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

As at November 30, 2009, the Company was still in the process of defining the first well exploration location.

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

Belmont Lake

On August 28, 2009 and effective on September 1, 2009, the Company entered into two assignment agreements to participate in a well program in Jackson, Mississippi with two public companies. The Company agreed to pay $45,000 to acquire a 40.432 percent interest from Cheetah Oil and Gas Ltd's 8 percent gross interest in the Belmont Lake 12-4 well by paying 57.76 percent of the drilling, completion and tie in costs. The Company also agreed to pay $59,987 to acquire a 13.475 percent interest from Lexaria Corp's 32 percent gross interest in the Belmont Lake 12-4 well by paying 19.25 percent of the drilling, completion and tie in costs. Both public companies have a managerial relationship with the Company. As at November 30, 2009, the Company has made a payment of $104,987 in connection with the assignment agreement and the amount have been included in unproved property.

6.	RELATED PARTIES TRANSACTION

For the three months ended November 30, 2009, the Company engaged following related party transactions:

  Paid / accrued $15,300 (November 30, 2008: $6,000) to the President of the Company in consulting fees.

  Paid / accrued $22,017 (November 30, 2008: $Nil) and $1,447 (November 30, 2008: $1,430); of consulting fees and office rent, respectively, to a company controlled by a Director/CEO of the Company.

  Paid $4,383 (November 30, 2008: $Nil) in consulting fees to a company controlled by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties. Amount due to related parties are unsecured, non-interest bearing and due on demand.

For the three months ended November 30, 2009, the Company recorded imputed interest of $811 in connection with the amount owed to a related party.

7.	COMMON STOCK AND WARRANTS

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

8.	STOCK OPTIONS

On December 14, 2007, the Company granted 892,500 stock options to directors, Officers, and consultants of the Company with exercise prices of $0.70 per share, expiring over 5 years.

On October 22, 2009, the Company re-priced the stock options to directors, officers and consultants with the exercise price of $0.20.

The vesting dates of options are as below:

Vesting Dates	Percentage of options granted
December 14, 2007	25%
December 14, 2008	25%
December 14, 2009	25%
December 14, 2010	25%

On October 22, 2009, the Company granted 500,000 stock options to directors and officers of the Company with the exercise price of $0.10 per share, expiring over 5 years. These options were vested immediately.

For the three months ended November 30, 2009, the Company recorded $15,901 (November 30, 2008 – recovery $21,136) for stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the period ended November 30, 2009 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2008	892,500	$0.20
Granted	500,000	$0.10
Balance, November 30, 2009	1,392,500	$0.16

The fair value of option granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Period ended November 30, 2009
Expected volatility	89.03%
Risk-free interest rate	2.46%
Expected life	5.00 years
Dividend yield	0.0%

The weighted average fair value of unvested stock options granted to the consultants of the Company, which has been revalued on November 30, 2009 was $0.0180.

The Company has the following options outstanding and exercisable.

November 30, 2009		Options outstanding		Options exercisable
		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
exercise prices	of shares	contractual life	Price	of shares	Price

$0.20	892,500	3.04 years	$0.20	446,250	$0.20
$0.10	500,000	4.89 years	$0.10	500,000	$0.10

9.	COMMITMENTS – OTHER

(a)	The Company has entered into a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$525 (including CAD$25 GST) per month.

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

(e)

On October 9, 2009, the Company entered into consulting agreement with BKB Management Ltd., a corporation organized under the laws of the Province of British Columbia. BKB Management Ltd. is a consulting company controlled by the chief financial officer of the Company. BKB Management is to provide management consulting services for CAD$4,500 per month plus GST.

(f)	On October 9, 2009, the Company entered into a consulting agreement with the chief technical officer of the Company for $1,000 per month.

10.	SUBSEQUENT EVENTS

(a)	On December 11, 2009, the Company amended and restated its by-laws.

(b)

On December 30, 2009 the Company adopted 2010 Equity Incentive Plan to be approved at the Annual General Meeting scheduled to occur on or near February 5, 2010. The Company also granted 650,000 options for a five year that vest immediately with an exercise price of $0.10.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending November 30, 2010 other than office computers, furnishings, and communication equipment as required.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued FASB No. 166(ASC 860), Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166(ASC 860) requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140(ASC 860). SFAS 166(ASC 860) is effective for fiscal years beginning after November 15, 2009. The adoption of this statement is not expected to have material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Results of Operations – Three Months Ended November, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2009, which are included herein.

Our operating results for the three months ended November 30 2009, for the three months ended November 30, 2008 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month Period
	Three Months Ended	Three Months Ended	Ended
	November 30,	November 30,	November 30, 2009
	2009	2008	and November 30, 2008
Revenue	$254	$24,609	$(24,355)
Other income/expenses	Nil	24,640	(24,640)
General and administrative	97,927	25,248	72,679
Interest expense	1,236	1,253	(17)
Write down in carrying value of oil and gas properties	Nil	Nil	Nil
Consulting fees	60,036	(1,650)	61,686
Oil and gas operating expenses	Nil	24,908	(24,908)
Professional Fees	22,543	25,439	(2,896)
Net loss	(98,889)	(18,283)	(80,606)

Our accumulated losses increased to $1,362,362 as of November 30, 2009. Our financial statements report a net loss of $98,889 for the three-month period ended November 30, 2009 compared to a net loss of $18,283 for the three-month period ended November 30, 2008. Our losses have increased primarily as a result of decreased revenue from the sale of the oil and gas producing properties. In addition to no income from the alternative energy segment and also in 2008 there was a large foreign exchange gain.

As at November 30, 2009, we had $172,736 in current liabilities. Our net cash used in operating activities for the three months ended November 30, 2009 was $29,929 compared to $47,313 used in the three months ended November 30, 2008. Our accumulated losses increased to $1,362,362 as of November 30, 2009. Our financial statements report a net loss of $98,889 for the three month period ended November 30, 2009 compared to a net loss of $18,283 for the three month period ended November 30, 2008. Our losses have increased primarily as a result of no revenue because of the sale of the revenue producing properties in 2009, no revenue from the alternative energy segment, no foreign exchange gain, and a revaluation of stock option plan.

Our total liabilities as of November 30, 2009 were $935,440 as compared to total liabilities of $892,225 as of August 31, 2009. The increase is due to the accrued consulting fees payable to the two of the directors and officers of the Company.

Liquidity and Financial Condition

Working Capital

	At	At
	November	August
	31,	31,
	2009	2009
Current assets	$212,588	$295,333
Current liabilities	172,736	129,520
Working capital	$39,852	$165,813

Cash Flows

	Three Months Ended
	November	November
	31, 2009	31, 2008
Cash flows (used in) operating activities	$(29,929)	$(47,313)
Cash flows (used in) investing activities	(45,000)	(25,104)
Cash flows provided by (used in) financing activities	Nil	40,420
Effect of exchange rate changes on cash	Nil	Nil
Net increase (decrease) in cash during period	$(74,929)	$(31,997)

Operating Activities

Net cash used in operating activities was $29,929 in the three months ended November 30, 2009 compared with net cash used in operating activities of $47,313 in the same period in 2008.

Investing Activities

Net cash used in investing activities was $45,000 in the three months ended November 30, 2009 compared to net cash used by investing activities of $25,104 in the same period in 2008. The increase use of cash of in investing activities is mainly attributable to the Belmont Lake working interest.

Financing Activities

Net cash provided by financing activities was $Nil in the three months ended November 30, 2009 compared to $40,420 in the same period in 2008. This is attributable to a short term loan to a related party.

Oil and gas sales volume comparisons for the Quarter ended November 30, 2009 compared to the quarter ended November 30, 2008

For the three-month period ended November 30, 2009, the Company had $254 in revenues compared to$24,609 in revenues for the same three-month period in the prior year. The Company has generated $374,342 in revenues from inception on November 24, 2004 to November 30, 2009.

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

As of November 30, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $98,889 for the three month period ending November 30, 2009, and cumulative losses of $1,362,362 to November 30, 2009. As of November 30, 2009 we had a working capital of $39,852 as a result of past financing activities. We do expect positive cash flow from operations in the near term; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

  drilling and completion costs for further wells increase beyond our expectations; or
  commodity prices for our production decline beyond our expectations; or
  production levels do not meet our expectations; or
  we encounter greater costs associated with general and administrative expenses or offering costs.

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

From inception through to November 30, 2009, we have incurred aggregate losses of approximately $1,362,362. Our loss from operations for the three-month period ended November 30 2009 was $98,889. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have largely been engaged in the business of exploring and until only recently attempting to develop commercial reserves of oil and gas. Our Alberta property is in the exploration stage and without known reserves of oil and gas. Only our Saskatchewan properties have commenced production but were disposed in 2009. Accordingly, we have not generated significant revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate significant revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon attaining adequate levels of internally generated revenues through locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated significant revenues, we will have to raise additional monies through either securing industry reserve based debt financing, or the sale of our equity securities or debt, or combinations of the above in order to continue our business operations.

As our properties are in the exploration and early development stage there can be no assurance that we will establish commercial discoveries and/or profitable production programs on these properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our Alberta properties and US Belmont Lake properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on our Alberta properties.

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

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget does not anticipate the potential acquisition of additional acreage in Alberta although this may change at any time without notice. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in these areas and the presence of these competitors could adversely affect our ability to acquire additional leases.

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

Our constating documents authorize the issuance of 37,500,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Item 6. Exhibits

Exhibit	Description
Number

(i) Articles of Incorporation; and (ii) Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

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

GOLDEN ARIA CORP.

By:	/s/ "Robert McAllister"
Robert McAllister,
President (Principal Executive Officer)
12/01/2010

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
12/01/2010