Form 10-Q
period 2010-02-28
Enertopia Corp.
filed 2010-04-09
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number   000-51866

Enertopia Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#950-1130 WEST PENDER STREET, VANCOUVER, BRITISH COLUMBIA,
CANADA	V6E 4A4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 604-602-1633

Enertopia Corporation
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

Yes [X]   No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

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
15,152,740 common shares issued and outstanding as of February 28, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended February 28, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(An Exploration Stage Company)
UNAUDITED INTERIM CONSOLIDATE BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 28,	August 31,
	2010	2009
	Unaudited	Audited
ASSETS
Current
Cash and cash equivalents	$74,697	$282,948
Accounts receivable	5,322	9,608
Prepaid expenses and deposit	1,494	2,777
Total current assets	81,513	295,333
Non-Current
Long term investment - Pro Eco & GSWPS (Note 4)	199,028	35,821
Unproven - Oil and gas properties (Note 5)	3,667,009	3,621,617
Total Assets	$3,947,550	$3,952,771

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Due to related parties (Note 6)	$180,743	$129,520
Total Current Liabilities	180,743	129,520
Deferred tax liability	762,704	762,704
	943,447	892,225
STOCKHOLDERS' EQUITY
Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
15,152,740 common shares (August 31, 2009:14,652,740)	15,153	14,653
Additional paid-in capital	4,486,953	4,309,367
Deficit accumulated during the exploration stage	(1,498,003)	(1,263,473)
Total Stockholders' Equity	3,004,103	3,060,547
Total Liabilities and Stockholders' Equity	$3,947,550	$3,952,771

The accompanying notes are an integral part of these consolidated financial statements

F1

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(An Exploration Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO February 28, 2010
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	- $	-	$-	$-	$-	$-
Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350
Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750
Stock to be issued	125,000	-	37,375	125	-	37,500
Comprehensive income (loss): (Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917
Stock issued on September 29, 2005	-	125	-	(125)	-	-
Comprehensive income (loss): (Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826
Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236			163,329
Stock issued for property on April 18, 2007	250,000	250	274,750		-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900		-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400		-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405		-	-	3,405
Comprehensive income (loss): (Loss) for the year	-	-	-		-	(607,397)	(607,397)
Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$	- $	(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195		-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139		-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257		-	-	104,257
Comprehensive income (loss): (Loss) for the year	-	-	-		-	(372,535)	(372,535)
Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$	- $	(1,347,706)	$2,936,124
Imputed interest for non-interest bearing loan	-	-	4,410		-	-	4,410
Stock-based compensation	-	-	35,780		-	-	35,780
Comprehensive income (loss): (Loss) for the year	-	-	-		-	84,233	84,233
Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$	- $	(1,263,473)	$3,060,547
Imputed interest for non-interest bearing loan			1,613				1,613
Stock-based compensation			51,473				51,473
Shares issued for acquisition at $0.25 per Share on February 28, 2010	500,000	500	124,500				125,000

Comprehensive income (loss): (Loss) for the period	-	-	-		-	(234,530)	234,530
Balance, February 28, 2010	15,152,740	$15,153	$4,486,953	$	- $	(1,498,003)	$3,004,103

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(An Exploration Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

					CUMULATIVE PERIOD FROM INCEPTION NOVEMBER 24, 2004
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	February 28,	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009	2010

Revenue

Natural gas and oil revenue	$-	$31,030	$254	$55,639	$374,342

Cost of revenue
Natural gas and oil operating costs and royalties	-	11,304	-	36,212	141,197
Depletion	-	49,545	-	66,921	298,489
Write-down in carrying value of oil and gas property	-	31,786	-	31,786	293,436

	-	92,635	-	134,919	733,122
Gross Profit	-	(61,606)	254	(79,281)	(358,780)
Expenses
Accounting and audit	3,604	3,518	23,613	25,131	217,459
Advertising & Promotions	1,182	230	1,182	1,357	15,540
Bank charges and interest expense	1,214	4,212	2,450	5,465	24,849

Consulting	87,206	66,735	147,242	65,085	655,077
Exploration costs and option payment	-	-	-	-	318,292
Fees and dues	2,483	7,236	9,015	8,095	34,577
Insurance	2,066	1,264	4,133	1,264	19,337
Investor relations	11,850	1,360	12,840	1,360	26,005
Legal an professional	16,871	1,177	19,405	5,003	131,120

Office and miscellaneous	174	(5,243)	(954)	(15,888)	39,306
Rent	1,488	1,276	2,935	2,706	45,968
Telephone	485	1,009	1,444	1,858	6,354
Training & Conferences	1,476	-	2,793	-	7,367
Travel	4,465	2,814	6,393	9,400	26,835

Total expenses	134,564	85,589	232,491	110,838	1,568,086

(Loss) for the period before other income	(134,564)	(147,195)	(232,237)	(190,119)	(1,926,866)
Other income (expense)
Interest income	-	-	-	103	9,433
Other income	-		-	25,261	26,524
Equity interest pick up	(1,077)	289	(2,293)	(434)	(11,472)
Gain on disposition of oil and gas interests	-		-	-	404,379
Write off of mineral property	-	-	-	-	(1)

Net Income (loss) for the period	$(135,641)	$(146,906)	$(234,530)	$(165,189)	$(1,498,003)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	14,658,358	14,652,740	14,656,051	14,652,740

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(An Exploration Stage Company)
UNAUDITED INTEREIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					November 24, 2004
	SIX MONTHS ENDED				TO
	February 28,		February 28,		February 28,
	2010		2009		2010
Cash flows used in operating activities

		$		$
Net Income (loss)	$(234,530)		(165,189)		(1,498,003)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	51,473		2,959		308,469
Depletion	-		66,921		298,489
Write down in carrying value of oil and gas properties	-		31,786		293,437
Stock issued for mineral resource and oil and gas property	-		-		37,500
Write off of mineral property	-		-		1
Gain on disposition of property	-		-		(404,379)
Equity pick-up	2,293		434		11,472
Imputed interest	1,613		2,133		16,567
Change in non-cash working capital items:
Accounts receivable	5,002		3,952		6,102
Prepaid expenses and deposit	1,283		(6,902)		22,790
Accounts payable and accrued liabilities	(715)		19,931		(28,635)
Due to related parties	51,222		(33,776)		(22,314)

Net cash (used in) operating activities	(122,359)		(77,751)		(958,504)

Cash flows from (used in) investing activities

Oil and gas properties acquisition	(45,392)		(46,152)		(343,341)
Proceeds from sale of oil and gas interests	-		-		421,545
Mineral resource properties acquisition	-		-		(1)
Investment in GSWPS	(40,500)		-		(40,500)
Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028
Net cash from (used in) investing activities	(85,892)	(46,152)	193,731
Cash flows from financing activities
Notes Payable-related party	-	41,527	-
Proceeds from issuance of common stock	-	-	839,470
Net cash from financing activities	-	41,527	839,470
Increase (Decrease) in cash and cash equivalents	(208,251)	(82,376)	74,697
Cash and cash equivalents, beginning of period	282,948	124,394	-
Cash and cash equivalents, end of period	$74,697	$42,018	$74,697
Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(An Exploration Stage Company)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(unaudited)
(Expressed in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements for the quarter ended February 28, 2010 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2009 audited annual consolidated financial statements and notes thereto.

Effective September 25, 2009, we effected a two (2) for one (1) share consolidation of our authorized and issued and outstanding common stock. The unaudited interim consolidated financial statements have been restated to reflect the share consolidation.

On February 8, 2010, the Company changed its name from Golden Aria Corp. to Enertopia Corp.

On February 22, 2010, the Company increased its authorized share capital to 200,000,000 common shares.

2.	GOING CONCERN UNCERTAINTY

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $234,530 for the six months ended February 28, 2010 [net loss for the six months ended February 28, 2009 $165,189] and as at February 28, 2010 has incurred cumulative losses of $1,498,003 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The unaudited interim consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Target Energy, Inc., and its equity interest of Pro Eco Energy Inc. and Global Solar Water Power Systems Inc. All significant inter-company balances and transactions have been eliminated.

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

During the six months ended February 28, 2010, the Company recorded an equity loss of $2,293, which resulted in a net investment of $33,528.

On February 28, 2010, the Company has purchased 5.62% investment in Global Solar Water Power Systems Inc. (“GSWPS”). This was made by a cash contribution of $40,500 and an issuance of 500,000 shares of Enertopia Corp. at $0.25 for a combined value of $165,500. GSWPS is owned by an Officer of the Company.

5.	OIL AND GAS PROPERTIES

	(a)	Proved property

During fiscal year 2009, the Company disposed its proved property of Queensdale, Saskatchewan (1A9-25), West Queensdale, Saskatchewan (HZ 4A9-25/3A15-25-6-2 W2) and Wordsworth, Saskatchewan, and the Company has no proved property as at February 28, 2010.

	(b)	Unproved property

Property	August 31, 2009	Addition	Cost added to	February 28,
			capitalized cost	2010

Canada	$3,561,630	$392	$-	$3,562,022
U. S.	59,987	45,000	-	104,987
	$3,621,617	$45,392	$-	$3,667,009

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

As at February 28, 2010, the Company was still in the process of defining the first well exploration location.

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

Belmont Lake, Mississippi

On August 28, 2009 and effective on September 1, 2009, the Company entered into two assignment agreements to participate in a well program in Jackson, Mississippi with two public companies. The Company agreed to pay $45,000 to acquire a 40.432 percent interest from Cheetah Oil and Gas Ltd's 8 percent gross interest in the Belmont Lake 12-4 well by paying 57.76 percent of the drilling, completion and tie in costs. The Company also agreed to pay $59,987 to acquire a 13.475 percent interest from Lexaria Corp's 32 percent gross interest in the Belmont Lake 12-4 well by paying 19.25 percent of the drilling, completion and tie in costs. Both public companies have a managerial relationship with the Company. As at February 28, 2010, the Company has made a payment of $104,987 in connection with the assignment agreement and the amount have been included in unproved property.

6.	RELATED PARTIES TRANSACTION

For the six months ended February 28, 2010, the Company engaged following related party transactions:

Paid / accrued $30,600 (February 28, 2009: $21,000) to the President of the Company in consulting fees.

Paid / accrued $37,017 (February 28, 2009: $32,331) and $2,935 (February 28, 2009: $2,706); of consulting fees and office rent, respectively, to a company controlled by a Director/CEO of the Company.

Paid $17,775 (February 28, 2009: $Nil) in consulting fees to a company controlled by the CFO of the Company.

Paid $5,000 (February 28, 2009: $Nil) in consulting fee to an Officer of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties. Amount due to related parties are unsecured, non-interest bearing and due on demand.

For the six months ended February 28, 2010, the Company recorded imputed interest of $1,613 in connection with the amount owed to a related party.

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

On February 22, 2010, the Company had increased its authorized share capital from 37,500,000 common shares to 200,000,000 common shares.

On February 28, 2010, the Company entered into a stock purchase agreement with Mr. Mark Snyder to acquire up to 20% of ownership in Global Solar Water Power Systems Inc. (“GSWPS”), a private US corporation that is solely owned by an Officer of the Company. The Company issued 500,000 common stocks at a fair value of $0.25 per share to Mr. Mark Snyder in exchange to acquire a percentage minority ownership in GSWPS.

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

On December 30, 2009 the Company adopted the 2010 Equity Incentive Plan that was ultimately approved at the Annual General Meeting that occurred on February 5, 2010.

On December 30, 2009, the Company granted 650,000 stock options to directors and officers of the Company with the exercise price of $0.10 per share, expiring over 5 years. These options were vested immediately.

For the six months ended February 28, 2010, the Company recorded $51,473 (February 28, 2009 – $2,959) for stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the period ended February 28, 2010 is presented below:

		Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance, August 31, 2009	892,500	$0.20
Granted	1,150,000	$0.10
Balance, February 28, 2010	2,042,500	$0.14

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Period ended February 28, 2010
Expected volatility	117.38%
Risk-free interest rate	2.53%
Expected life	5.00 years
Dividend yield	0.00%

The weighted average fair value of unvested stock options granted to the consultants of the Company, which has been revalued on February 28, 2010 was $0.035.

The Company has the following options outstanding and exercisable.

February 28, 2010		Options outstanding		Options exercisable
		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
exercise prices	of shares	contractual	Price	of shares	Price
		life

$0.20	892,500	2.79 years	$0.20	669,375	$0.20
$0.10	500,000	4.65 years	$0.10	500,000	$0.10
$0.10	650,000	4.84 years	$0.10	650,000	$0.10

9.	COMMITMENTS – OTHER

	(a)	The Company has a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$525 (including CAD$25 GST) per month.

(b)

The Company has a consulting agreement with CAB Financial Services Ltd.(‘CAB’), a corporation organized under the laws of the Province of British Columbia. CAB is a consulting company controlled by the chairman of the board and chief executive officer of the Company. CAB Financial Services Ltd. is to provide management consulting services for $5,000 per month plus GST on a continuing basis.

(c)	The Company has a consulting agreement with the President of the Company for corporate administration and oil and gas exploration and production consulting services for $5,000 per month plus GST on a continuing basis.

(d)	On October 9, 2009, the Company entered into consulting agreement with BKB Management Ltd., a corporation organized under the laws of the Province of British Columbia. BKB Management Ltd. is a consulting company controlled by the chief financial officer of the Company. BKB Management is to provide management consulting services for CAD$4,500 per month plus GST.

(e)	On October 9, 2009, the Company entered into a consulting agreement with the chief technical officer of the Company for $1,000 per month.

(f)	On February 28, 2010, the Company entered into an Asset and Share Purchase Agreement with Mr. Mark Snyder to acquire up to 20% ownership interest of GSWPS. As at February 28, 2010, the Company has acquired 5.62% with the remaining 14.38% ownership payable by issuance of 500,000 common shares of the Company and cash of $359,500 payable on a minimum monthly of $3,500.

10.	SUBSEQUENT EVENTS

a)

On March 5, the Company entered into a consulting agreement with Brian Thomas. Pursuant to the agreement, the Company has granted 100,000 stock options to him, the exercise price of the stock options is $0.20, which are vested 50% on March 1, 2010 and 50% on August 31, 2010 and expires March 5, 2015.

b)

On March 12, the Company entered into a Media Relations Agreement (the “Agreement) with Mercury Media. The term of the Agreement is for an initial period of 12 (twelve) months with a consideration of 25,000 common restricted shares of stock paid each quarter, effective beginning the date of signing and paid in advance of each quarter. Thus it would be expected that additional payments of 25,000 shares of restricted common stock will be payable on each of June 12, 2010, September 12, 2010, and December 12, 2010 if this Agreement is not terminated prior to its natural term.

c)

Effective March 26, 2010, Enertopia Corp. (the “Company”) had its stock quotation under the symbol “GLCP” deleted from the OTC Bulletin Board. The symbol was deleted for factors beyond the Company’s control due to various market makers electing to shift their orders from the OTCBB to the Pink OTC Markets Inc. As a result of these market makers not providing a quote on the OTCBB for four consecutive days the Company was deemed to be deficient in maintaining a listing standard at the OTCBB pursuant to Rule 15c2-11. That determination was made entirely without the Company’s knowledge. The Company’s shares remained tradable under the symbol “GLCP” on the Pink OTC Markets Inc. system.

	d)	On April 7, 2010, FINRA has confirmed the name change from Golden Aria Corp. to Enertopia Corp (“the Company”), and a new trading symbol of ENRT.

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

Enertopia Corp. is an energy company with two separately focused divisions: the first is exploring and developing conventional oil and gas properties while the second is examining and developing opportunities in the alternative energy sector. Management has made progress in both areas of business.

In the medium term, management believes that its interests in, and continued development of, opportunities in conventional oil and gas have a high probability of building shareholder value and should provide opportunities for growth. It can be difficult to raise sufficient capital or make reliable internal business projections related to the exploration, development, or production of crude oil or natural gas.

Additional scalable medium and long term economic benefits to shareholders are available through our alternative energy initiatives that also could act as a hedge against the volatility of wildly fluctuating energy prices. We continue to pursue opportunities in the emerging clean energy sector. We have purchased small interests in two companies, one which is focused mostly on solar thermal and heat recovery technologies and the other which is focused mostly on solar photovoltaic and filtered water technologies. We believe these interests should contribute to shareholder value and continue to explore opportunities in these sectors.

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

Effective September 25, 2009, we effected a one (1) for two (2) share consolidation of our authorized and issued and outstanding common stock. As a result, our authorized capital decreased from 75,000,000 shares of common stock with a par value of $0.001 to 37,500,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 29,305,480 shares of common stock to 14,652,740 shares of common stock. The consolidation became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 25, 2009 under the new stock symbol “GLCP”. Our new CUSIP number at that time was 38079Q207.

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

On February 5, 2010, the Company held its Annual and Special Meeting of Shareholders for the following purposes:

1. To approve the change of the Company’s name from “Golden Aria Corp.” to “Enertopia Corporation”.
2. To approve an increase in the Company’s authorized capital from 37,500,000 to 200,000,000.
3. To approve the Company’s proposed 2010 Equity Compensation Plan.
4. To elect Robert McAllister, Dr. Gerald Carlson and Chris Bunka as directors of the Company for the ensuing year.
5. To appoint Chang Lee LLP, Chartered Accountants, as the auditors of the Company for the ensuing year, at a remuneration to be fixed by the directors.

All proposals were approved by the shareholders. The proposals are described in detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on January 12, 2010.

On February 8, 2010, the Company changed its name from Golden Aria Corp. to Enertopia Corp. Our new CUSIP number is 29277Q1047 On February 22, 2010, the Company increased its authorized share capital to 200,000,000 common shares.

On February 28, 2010, the Company entered into an Asset and Share Purchase Agreement with Mr. Mark Snyder to acquire up to 20% ownership interest of Global Solar Water Power Systems Inc. (“GSWPS”).

Our Current Business

Enertopia is an energy company with two separately focused divisions: the first is exploring and developing conventional oil and gas properties while the second is examining and developing opportunities in the alternative energy sector. Management has made progress in both areas of business.

We are currently seeking opportunities to acquire prospective or producing oil and gas properties or other oil and gas resource related projects; and examining and developing opportunities in alternative energy. We are also exploring opportunities to divest certain existing assets if and as opportunities arise to do so in a way that could increase shareholder value.

We currently hold the following interests:

The Coteau Lake light oil exploration project, South Eastern Saskatchewan, Canada

Coteau Lake is an exploration property and we have no producing oil or gas wells on this property at this time. Coteau Lake covers 1,280 acres of land. Enertopia’s gross and net interest in this project is 50%. There has been historic oil production on the Coteau Lake project lands. Our internal geological and geophysical work to date indicates our lands could be prospective for oil & gas accumulations to have taken place. Our current focus on this project is the defining of our first exploration well location.

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

Enertopia expects to evaluate additional properties on an ongoing basis and will acquire interests when believed to be in the company interest.

Equity Investment in Pro Eco Energy, Inc.

On April 21, 2008, we announced that we had made an equity investment in to Pro Eco Energy, Inc., a clean tech energy company involved in designing, developing and installing solar energy solutions for commercial and residential customers. We also welcomed the President of Pro Eco Energy, Mr. Roger Huber, as the first member of our Clean Tech Advisory board. Mr. Huber has a long career in optimizing energy solutions and his knowledge and wide industry contacts are expected to help us develop our alternative energy solutions.

Equity Investment in Global Solar Water Power Systems Inc.

Effective February 28, 2010, we entered into an asset and share purchase agreement with Mr. Mark Snyder to acquire up to 20% ownership of Global Solar Water Power Systems Inc. (“GSWPS”), a private company beneficially owned by Mark Snyder, our company’s Chief Technical Officer. GSWPS owns certain technology invented and developed by Mark Snyder for the design and manufacture of certain water filtration equipment. Under the terms of the agreement, we may acquire up to a 20% equitable ownership interest in Global Solar payable as follows:

(a)	for the initial 10% equity interest, by the issuance of 500,000 restricted shares of our common stock at a deemed price of US $0.20 per share, payable within 10 days of signing the agreement;

(b)	for the initial 10% equity interest, cash payments and/or deferred commissions totaling $150,000 payable in installments of $3,500 per month;

(c)	for the additional 10% equity interest, the issuance of 500,000 restricted shares of our common stock at any time up to December 31, 2011; and

(d)

for the additional 10% equity interest, cash payments and/or deferred commissions totaling $250,000 paid a minimum of $3,500 per month and beginning not later than December 31, 2011, as further described in the agreement.

Pursuant to the terms of the agreement GSWPS is required to pay our proportionate interest in any after tax profits on a quarterly basis. Our management obtained an independent valuation dated February 5, 2010 in support of the value ascribed to the proposed equity interest in GSWPS. As at February 28, 2010, we have paid $40,500 in US dollars and issued 500,000 restricted shares of our common stock, following which we have acquired a 5.62% equity interest in GSWPS.

Clean Tech Alliance with Snyder Electric.

On June 5, 2008, Mr. Mark Snyder, a long time clean energy expert in California, also joined our Clean Tech Advisory board. Mr. Snyder is an expert in alternative energy systems. Mr. Snyder’s focus is on complete “net zero” home solutions – homes that generate through alternative energy systems such as solar thermal, solar PV etc, as much energy as they consume.

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

On November 13, 2009, we announced that the Operator of the PP F-12-4 horizontal well in Mississippi, Griffin & Griffin Exploration LLC, has declared force majeure on the Belmont Lake offset wells at this time due to the heavy flooding in the area. We expect that Griffin & Griffin will commence drilling once the weather has subsided.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending February 28, 2011 other than office computers, furnishings, and communication equipment as required.

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

Long-Lived Assets

In accordance with SFAS No. 144 (ASC 360), “Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Results of Operations – Three Months Ended February 28, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2010, which are included herein.

Our operating results for the three months ended February 28, 2010, for the three months ended February 28, 2009 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended February 28, 2010	Three Months Ended February 28, 2009	Change Between Three Month Period Ended February 28, 2010 and February 28, 2009
Revenue	$	Nil	$31,030	$(31,030)
Other income/expenses		(1,077)	289	(1,365)
General and administrative		134,564	85,589	48,975
Interest expense		1,214	4,212	(2,998)
Write down in carrying value of oil and gas properties		Nil	31,786	(31,786)
Consulting fees		87,206	66,735	20,471
Oil and gas operating expenses	Nil	11,304	(11,304)
Professional Fees	20,475	4,695	15,780
Net loss	(135,641)	(146,906)	11,265

Our accumulated losses increased to $1,498,003 as of February 28, 2010. Our financial statements report a net loss of $135,641 for the three-month period ended February 28, 2010 compared to a net loss of $146,906 for the three-month period ended February 28, 2009. Our losses have decreased primarily as a result of the write-down in the carrying value of oil and gas properties and depletion from the previous year.

Results of Operations – Six Months Ended February 28, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2010, which are included herein.

Our operating results for the six months ended February 28, 2010, for the six months ended February 29, 2009 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended February 29, 2010	Six Months Ended February 29, 2009	Change Between Six Month Period Ended February 28, 2010 and February 29, 2009
Revenue	$254	$55,639	$(55,385)
Other income/expenses	(2,293)	24,930	(27,223)
General and administrative	232,491	110,838	121,653
Interest expense	2,450	5,465	(3,015)
Write down in carrying value of oil and gas properties	Nil	31,786	(31,786)
Consulting fees	147,242	65,085	82,157
Oil and gas operating expenses	Nil	36,212	(36,212)
Professional Fees	43,018	30,134	12,884
Net loss	(234,530)	(165,189)	(69,341)

As at February 28, 2010, we had $180,743 in current liabilities. Our net cash used in operating activities for the six months ended February 28, 2010 was $122,359 compared to $77,751 used in the six months ended February 28, 2009. Our accumulated losses increased to $1,498,003 as of February 28, 2010. Our financial statements report a net loss of $234,530 for the six month period ended February 28, 2010 compared to a net loss of $165,189 for the six month period ended February 28, 2009. Our losses have increased primarily as a result of no revenue because of the sale of the revenue producing properties in 2009, no revenue from the alternative energy segment, no foreign exchange gain, and a stock based compensation from granting stock options, increased consulting fees and increased legal fees.

Our total liabilities as of February 28, 2010 were $943,447 as compared to total liabilities of $892,225 as of August 31, 2009. The increase is due to the accrued consulting fees payable to the two of the directors and officers of the Company.

Liquidity and Financial Condition

Working Capital
	At	At August
	February
	28,	31,
	2010	2009
Current assets	$81,513	$295,333
Current liabilities	180,743	129,520
Working capital	$99,230	$165,813

Cash Flows
	Six Months Ended
	February	February
	28, 2010	28, 2009
Cash flows (used in) operating activities	$(122,359)	$(77,751)
Cash flows (used in) investing activities	(85,892)	(46,152)
Cash flows provided by (used in) financing activities	Nil	41,527
Effect of exchange rate changes on cash	Nil	Nil
Net increase (decrease) in cash during period	$(208,251)	$(82,376)

Operating Activities

Net cash used in operating activities was $122,359 in the six months ended February 28, 2010 compared with net cash used in operating activities of $77,751 in the same period in 2009. The increase is cash used is mostly from no revenue because of the sale of the revenue producing properties in 2009, no revenue from the alternative energy segment increased consulting fees and increased legal fees.

Investing Activities

Net cash used in investing activities was $85,892 in the six months ended February 28, 2010 compared to net cash used by investing activities of $46,152 in the same period in 2009. The increase use of cash of in investing activities is mainly attributable to the Belmont Lake working interest and the equity investment in Global Solar Water Power Systems Inc.

Financing Activities

Net cash provided by financing activities was $Nil in the six months ended February 28, 2010 compared to $41,527 in the same period in 2009. This is attributable to a short term loan to a related party.

Oil and gas sales volume comparisons for the Quarter ended February 28, 2010 compared to the quarter ended February 28, 2009

For the six-month period ended February 28, 2010, the Company had $254 in revenues compared to$55,639 in revenues for the same six-month period in the prior year. The Company has generated $374,342 in revenues from inception on November 24, 2004 to February 28, 2010.

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

As of February 28, 2010, the end of our 2nd quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $234,530 for the six month period ending February 28, 2010, and cumulative losses of $1,498,003 to February 28, 2010. As of February 28, 2010 we had a negative working capital of $99,230 as a result of past financing activities. We do expect positive cash flow from operations in the near term; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to February 28, 2010, we have incurred aggregate losses of approximately $1,498,003. Our loss from operations for the six-month period ended February 28, 2010 was $234,530. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Our constating documents authorize the issuance of 200,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Item 6.	Exhibits

Exhibit	Description
Number

(i) Articles of Incorporation; and (ii) Bylaws
	3.1*	Articles of Incorporation
	3.2*	Bylaws
	4.1*	Specimen ordinary share certificate
	31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
	31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
	32.1	Section 1350 Certifications
	32.2	Section 1350 Certifications

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
08/04/2010

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
08/04/2010