Form 10-Q
period 2010-05-31
Enertopia Corp.
filed 2010-06-28
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

000-51866
Commission File Number

Enertopia Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

950 – 1130 West Pender Street, Vancouver, BC	V6E 4A4
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 15,710,240 common shares issued and outstanding as of May 31, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended May 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATE BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31,	August 31,
	2010	2009
	Unaudited	Audited
ASSETS
Current
Cash and cash equivalents	$72,746	$282,948
Owned securities (Note 4)	224,477	-
Accounts receivable	13,786	9,608
Prepaid expenses and deposit	6,206	2,777
Total current assets	317,215	295,333

Non-Current
Long term investment - Pro Eco & GSWPS (Note 5)	209,617	35,821
	-	-
Assets held for sale (Note 6)	789,835	3,621,617
Total Assets	$1,316,667	$3,952,771

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$12,559	$-
Due to related parties (Note 8)	29,115	129,520
Total Current Liabilities	41,674	129,520

Promissory notes - related party (Note 7)	157,471	-
Deferred tax liability	58,846	762,704
	257,991	892,225
STOCKHOLDERS' EQUITY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
15,710,240 common shares at May 31, 2010 and	15,710	14,653
August 31,2009:14,652,740
Additional paid-in capital	4,591,175	4,309,367

Deficit accumulated during the exploration stage	(3,548,209)	(1,263,473)
Total Stockholders' Equity	1,058,676	3,060,547
Total Liabilities and Stockholders' Equity	$1,316,667	$3,952,771

The accompanying notes are an integral part of these consolidated financial statements

F1

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO May 31, 2010
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350
Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750
Stock to be issued	125,000	-	37,375	125	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917
Stock issued on September 29, 2005	-	125	-	(125)	-	-
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826
Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236			163,329
Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)
Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)
Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124
Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410
Stock-based compensation	-	-	35,780	-	-	35,780
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233
Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547
Imputed interest for non-interest bearing loan			2,442			2,442
Stock-based compensation			58,946			58,946
Stock issued for acquisition at $0.20 per share $ on February 28, 2010	500,000	500	124,500			125,000
Units issued for cash at $0.15 per unit $ on May 31, 2010	557,500	557	83,068			83,625
Gain on settlement of the amount due to $ related parties			12,852			12,852
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(2,284,736)	(2,284,736)
Balance, May 31, 2010	15,710,240	15,710	4,591,175	-	(3,548,209)	1,058,676

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					NOVEMBER 24, 2004
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	May 31,	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009	2010

Revenue

Non-renewal energy - natural gas and oil revenue	$-	$17,211	$254	$72,850	$374,342
Renewal energy - service revenue	11,607		11,607	-	11,607

	11,607	17,211	11,861	72,850	385,950
Cost of revenue
Non-renewal energy:
Natural gas and oil operating costs and royalties	-	7,772	-	43,984	141,197
Depletion	-	13,880	-	80,801	298,489
Write-down in carrying value of oil and gas property	-	-	-	31,786	293,436
Renewal energy	10,546	-	10,546	-	10,546

	10,546	21,652	10,546	156,571	743,668

Gross Profit	1,062	(4,441)	1,316	(83,721)	(357,718)

Expenses
Accounting and audit	3,977	4,011	27,590	29,142	221,436
Advertising & Promotions	6,140	-	7,321	1,357	21,680
Bank charges and interest expense	1,304	2,055	3,754	7,520	26,153
Consulting	60,053	44,016	207,294	109,101	715,130
Exploration costs and option payment		-		-	318,292
Fees and dues	7,843	2,768	16,858	10,863	42,421
Insurance	2,095	2,067	6,228	3,331	21,432
Investor relations		-	12,840	1,360	26,005
Legal an professional	8,844	678	28,250	5,681	139,964
Office and miscellaneous	690	19,061	(264)	3,173	39,994
Rent	2,299	1,273	5,234	3,979	48,266
Telephone	895	399	2,340	2,257	7,249
Training & Conferences	1,456	-	4,249	-	8,823
Travel	4,896	319	11,289	9,719	31,731

Total expenses	100,493	76,647	332,983	187,483	1,668,579

(Loss) for the period before other items	(99,431)	(81,088)	(331,668)	(271,204)	(2,026,297)

Other income (expense)
Interest income	-	-	-	105	9,433
Other income	-			25,261	26,524
Equity interest pick up	(98)	(616)	(2,390)	(1,055)	(11,569)
Gain on disposition of oil and gas interests	119,490		119,490	-	523,869
Write down of oil and gas properties	(2,774,026)	-	(2,774,026)	-	(2,774,027)

Income (loss) before income taxes	(2,754,065)	(81,704)	(2,988,594)	(246,893)	(4,252,067)

Income tax recovery - deferred	703,858	-	703,858		703,858

Net Income (loss) for the period	$(2,050,207)	$(81,704)	$(2,284,736)	$(246,893)	$(3,548,209)

Basic and diluted income (loss) per share	$(0.14)	$(0.01)	$(0.15)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	15,158,866	14,652,740	14,823,907	14,652,740

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (fomerly Golden Aria Corp.)
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	NINE MONTHS ENDED		TO
	May 31,	May 31,	May 31,
	2010	2009	2010

Cash flows used in operating activities

Net Income (loss)	$(2,284,736)	$(246,893)	$(3,548,209)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	58,946	7,723	315,942
Depletion	-	80,801	298,489
Write down in carrying value of oil and gas properties	-	31,786	293,437
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	2,774,026	-	2,774,026
Gain on disposition of property	(119,490)	-	(523,869)
Equity pick-up	2,390	1,055	11,569
Imputed interest	2,442	3,299	17,396
Income tax recovery	(703,858)	-	(703,858)
Others	(187)	-	(187)

Change in non-cash working capital items:
Accounts receivable	(2,083)	12,586	(983)
Prepaid expenses and deposit	(3,429)	(4,836)	18,078
Accounts payable and accrued liabilities	12,559	41,440	(15,361)
Due to related parties	69,918	(17,596)	(3,618)

Net cash (used in) operating activities	(193,502)	(90,635)	(1,029,648)

Cash flows from (used in) investing activities

Oil and gas properties acquisition and divestment	(2,231)	(43,934)	(300,180)
Proceeds from sale of oil and gas interests	-	-	421,545
Mineral resource properties acquisition	-	-	(1)
Investment in GSWPS	(51,000)	-	(51,000)
Investment in Pro Eco	-	-	(45,000)
Investment in Cheetah and Lexaria	(45,000)	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028

Net cash from (used in) investing activities	(98,231)	(43,934)	181,392

Cash flows from financing activities
Notes Payable-related party	-	45,800	-
Proceeds from issuance of common stock	81,531	-	921,001
Net cash from financing activities	81,531	45,800	921,001
Increase (Decrease) in cash and cash equivalents	(210,202)	(88,769)	72,746
Cash and cash equivalents, beginning of period	282,948	124,394	-
Cash and cash equivalents, end of period	$72,746	$35,625	$72,746
Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010
(unaudited)
(Expressed in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements for the quarter ended May 31, 2010 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2009 audited annual consolidated financial statements and notes thereto.

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

During the quarter ended May 31, 2010, the Company shifted its strategic plan from its non-renewal energy operations to its planned renewal energy operations.

2.	GOING CONCERN UNCERTAINTY

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $2,284,736 for the nine months ended May 31, 2010 [net loss for the nine months ended May 31, 2009 was $246,893] and as at May 31, 2010 has incurred cumulative losses of $3,548,209 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The revenue from renewal energy consulting service is recognized when the service is performed and the collection of consideration is reasonably assured.

c)	New Accounting Pronouncements

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

4.	SECURITIES OWNED

Securities owned includes 375,000 common shares and 375,000 warrants of Cheetah Oil & Gas Ltd. and 499,893 common shares and 499,893 warrants of Lexaria Corp. The Company classified the securities owned as held-for-trade and recorded at fair value.

5.	LONG TERM INVESTMENT

Pro Eco Energy USA Ltd.

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership. The Chairman of the Company is a Director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.

During the nine months ended May 31, 2010, the Company recorded an equity loss of $2,293, which resulted in a net investment of $33,529.

Global Solar Water Power Systems Inc.

On February 28, 2010, the Company has purchased 5.62% investment in Global Solar Water Power Systems Inc. (“GSWPS”). This was made by a cash contribution of $40,500 and an issuance of 500,000 shares of Enertopia Corp. at $0.25 for a combined value of $165,500. GSWPS is owned by an executive officer of the Company. As at May 31, 2010, the Company acquired additional interest for $10,500 for a combined value of 176,000; therefore, giving the Company a 6.04% investment in GSWPS.

During the nine months ended May 31, 2010, the Company recorded an equity loss of $98, which resulted in a net investment of $176,088.

6.	ASSETS HELD FOR SALE

During the quarter ended May 31, 2010, the Company’s oil and gas properties became available for sale as the result of the Company shifted its focus from its non-renewal energy operations to renewal energy plan.

Pursuant to ASC 360 “Accounting for the Impairment or Disposal of long-Lived Assets”, the Company has reclassified the remaining oil and gas properties to be sold as assets held for sale and recorded at their recoverable amount.

Followings are the descriptions and movement of the Company’s remaining oil and gas properties as at May 31, 2010:

Property	August 31, 2009	Additions	Disposal / write down	May 31, 2010

Canada	$3,561,630	$392	$(2,772,187)	$789,835
U. S.	59,987	45,000	(104,987)	-
	$3,621,617	$45,392	$(2,877,174)	$789,835

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

In connection with the management’s decision to shift its focus from its non-renewal energy operations to renewal energy plan in the quarter ended May 31, 2010, the Coteau Lake properties have been written down to its estimated recoverable amount of $677,740.

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

In connection with the management’s decision to shift its non-renewal energy operations to its renewal energy plan in the quarter ended May 31, 2010, the Glen Park properties have been written down to its estimated recoverable amount of $112,095.

Belmont Lake, Mississippi

On September 1, 2009, the Company entered into an assignment agreement with Cheetah Oil & Gas Ltd. (“Cheetah”) The assignment agreement dated August 28, 2009, provides for the purchase by the Company of a revenue interest of 40.432% of an 8% share of Cheetah’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, the Company agreed to pay to Cheetah 57.76% of Cheetah’s costs currently budgeted at $77,905.36, subject to revision and 57.76% of Cheetah’s 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

In connection with the management’s decision to shift its non-renewal energy operations to its renewal energy plan, the Company disposed its related working interest for a consideration of 375,000 restricted shares in the capital of Cheetah and 375,000 share purchase warrants which entitle the Company to acquire 375,000 restricted shares in the capital of Cheetah at a purchase price of US$0.20 per share for a period of two years.

On August 28, 2009, the Company entered into an assignment agreement with Lexaria Corp. The assignment agreement dated August 28, 2009, provides for the purchase by the Company of a revenue interest of 13.475% of a 32% share of Lexaria’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, the Company agreed to pay to Lexaria 19.25% of Lexaria’s costs currently budgeted at $311,621.44, subject to revision and 19.25% of Lexaria’s 32% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

In connection with the management’s decision to shift its non-renewal energy operations to its renewal energy plan, the Company disposed its related working interest for a consideration of 499,893 restricted shares in the capital of Lexaria and 499,983 share purchase warrants which entitle the Company to acquire 499,983 restricted shares in the capital of Lexaria at a purchase price of US$0.20 per share for a period of two years.

In connection with the above divestment of Belmont Lake, the Company recorded a gain of $119,490 on the disposal of oil and gas interests.

7.	PROMISSORY NOTES

During the quarter ended May 31, 2010, the Company settled the amount due to related parties into two promissory notes of CDN$84,655 and $90,000. Both promissory notes were unsecured, non-interest bearing and due on May 31, 2012. In connection with the settlement of the amount due to related parties, the Company recorded $12,852 in additional paid in capital for the gain on settlement of debt.

8.	RELATED PARTIES TRANSACTION

For the nine months ended May 31, 2010, the Company was party to the following related party transactions:

  Paid / accrued $46,200 (May 31, 2009: $36,300) to the President of the Company in consulting fees.

  Paid / accrued $51,316 (May 31, 2009: $68,983) and $4,025 (May 31, 2009: $4,328); of consulting fees and office rent, respectively, to a company controlled by a Director/CEO of the Company.

  Paid $31,696 (May 31, 2009: $Nil) in consulting fees to a company controlled by the CFO of the Company.

  Paid $8,000 (May 31, 2009: $Nil) in consulting fee to an Officer of the Company.

  Paid / accrued $8,815 in cost of renewal energy service to an executive officer of the Company and a company controlled by the executive officer.

  See Note 7.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties. Amount due to related parties are unsecured, non-interest bearing and due on demand.

For the nine months ended May 31, 2010, the Company recorded imputed interest of $2,442 in connection with the amount owed to a related party.

9.	COMMON STOCK AND WARRANTS

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

On April 19, 2007, the Company issued a total of 100,000 units at $0.50 per unit to an arm’s length party. Each unit consists of one common share and one share purchase warrant with exercise price of $0.80 per share, expires on December 1, 2008.

On August 31, 2007, the Company issued a total of 600,000 units at $0.50 per unit for total proceeds of $300,000. Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock at a price of $0.80, exercisable for a period of two years from the closing of this offering.

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

On February 28, 2010, the Company entered into a stock purchase agreement with Mr. Mark Snyder to acquire up to 20% of ownership in Global Solar Water Power Systems Inc. (“GSWPS”), a private US corporation that is solely owned by an Officer of the Company. The Company issued 500,000 common stocks at a fair value of $0.25 per share to Mr. Mark Snyder in exchange to acquire a percentage minority ownership in GSWPS. As at May 31, 2010, the Company acquired additional interest for $10,500 for a combined value of $176,000; therefore, giving the Company a 6.04% investment in GSWPS.

On May 31, 2010, the Company closed a private placement financing of 557,500 units at a price of $0.15 per unit for gross proceeds of $83,625. Each unit consisted of one common share in the capital of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share in the capital of the Company until May 31, 2012, at a purchase price of $0.30 per share.

Warrants

As at May 31, 2010, the Company had 557,500 warrants with an exercise price of $0.30 per share and expires May 31, 2012.

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

On March 5, 2010, the Company granted 100,000 stock options to a consultant of the Company with the exercise price of $0.20, which are vested 50% on March 5, 2010 and 50% on August 31, 2010 and expires on March 5, 2015.

On May 14, 2010 the Company dismissed certain directors and consultants which 125,625 unvested stock options were cancelled on May 14, 2010 and 376,875 vested stock options expire on August 14, 2010.

For the nine months ended May 31, 2010, the Company recorded $58,946 (May 31, 2009 – $7,723) for stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the period ended May 31, 2010 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2009	892,500	$0.20
Granted	1,250,000	$0.11
Cancelled	(125,625)	$0.20
Balance, May 31, 2010	2,016,875	$0.14

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Period ended May 31, 2010
Expected volatility	119.38%
Risk-free interest rate	2.55%
Expected life	5.00 years
Dividend yield	0.00%

A summary of weighted average fair value of stock options granted during the period ended May 31, 2010 is as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
	Price	Value

Exercise price is more than the market price at grant date:	$0.10	$0.13

Exercise price is less than the market price at grant date:	$0.20	$0.27

The Company has the following options outstanding and exercisable.

May 31, 2010	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
exercise prices	of shares	contractual life	Price	of shares	Price

$0.10	500,000	4.40 years	$0.10	500,000	$0.10
$0.10	650,000	4.58 years	$0.10	650,000	$0.10
$0.20	390,000	2.54 years	$0.20	292,500	$0.20
$0.20	376,875	0.21 years	$0.20	376,875	$0.20
$0.20	100,000	4.75 years	$0.20	50,000	$0.20

	2,016,875	3.33 years	$0.14	1,869,375	$0.14

9.	COMMITMENTS – OTHER

(a)	The Company has a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$735 (including CAD$35 GST) per month.

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

(c)	The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $5,000 per month plus GST on a continuing basis.

(d)

On October 9, 2009, the Company entered into consulting agreement with BKB Management Ltd., a corporation organized under the laws of the Province of British Columbia. BKB Management Ltd. is a consulting company controlled by the chief financial officer of the Company. BKB Management provides management consulting services for CAD$4,500 per month plus GST.

(e)	On October 9, 2009, the Company entered into a consulting agreement with the chief technical officer of the Company for $1,000 per month.

(f)

On February 28, 2010, the Company entered into an Asset and Share Purchase Agreement with the Company’s chief technical officer - Mr. Mark Snyder to acquire up to 20% ownership interest of GSWPS. As at May 31, 2010, the Company has acquired 6.04% with the remaining 13.96% ownership payable by issuance of 500,000 common shares of the Company and cash of $359,500 payable on a minimum monthly basis of $3,500.

(g)

On March 12, the Company entered into a Media Relations Agreement (the “Agreement) with Mercury Media. The term of the Agreement is for an initial period of 12 (twelve) months with a consideration of 25,000 common restricted shares of stock paid each quarter, effective beginning the date of signing and paid in advance of each quarter. Thus it would be expected that additional payments of 25,000 shares of restricted common stock will be payable on each of June 12, 2010, September 12, 2010, and December 12, 2010 if this Agreement is not terminated prior to its natural term. As at May 31, 2010, the Company has not yet issued the 25,000 common shares and accrued $4,340 consulting fees for the related fair value of the common shares to be issued. ,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Enertopia Corp. was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004.

From inception until April 2008, the Company was primarily engaged in the acquisition and exploration of natural resource properties. Beginning in April 2008, the Company began its entry into the clean energy sector by purchasing an interest in a solar thermal design and installation company.

The Company is a renewable energy company that is pursuing business opportunities in several cleantech sectors, including: Solar PV (Photovoltaic), Solar Thermal (Hot Water), Energy Retrofits and Recovery, Solar powered Filtered Drinking Water. The Company currently has oil and gas resources properties and the Company intends to dispose of those assets in the near future.

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

On January 31, 2010, the Company entered into a Independent Sales and Marketing Representative Agreement with Global Solar Water Power Systems Inc. ("GSWPS"), a private company beneficially owned by Mark Snyder, the Company’s Chief Technical Officer.

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

On April 7, 2010, FINRA confirmed the name change from Golden Aria Corp. to Enertopia Corp., and approved the Company’s new symbol as ENRT. On February 5, 2010, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to change its name from Golden Aria Corp. to Enertopia Corp. The name change was effected with the Nevada Secretary of State on February 8, 2010.

On May 31, 2010, the Company closed a private placement financing of 557,500 units at a price of $0.15 per unit for gross proceeds of $83,625. Each unit consisted of one common share in the capital of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share in the capital of the Company until May 31, 2012, at a purchase price of $0.30 per share.

Our Current Business

The Company is a renewable energy company that is pursuing business opportunities in several cleantech sectors, including: Solar PV (Photovoltaic), Solar Thermal (Hot Water), Energy Retrofits and Recovery, Solar powered Filtered Drinking Water. The Company currently has oil and gas resources properties and the Company intends to dispose of those assets in the near future.

We currently hold the following interests:

The Coteau Lake light oil exploration project, South Eastern Saskatchewan, Canada

Coteau Lake is an exploration property and we have no producing oil or gas wells on this property at this time. Coteau Lake covers 1,280 acres of land. Enertopia’s gross and net interest in this project is 50%. There has been historic oil production on the Coteau Lake project lands. Our internal geological and geophysical work to date indicates our lands could be prospective for oil & gas accumulations to have taken place. The Company’s current focus on this project is to monetize it on the best financial terms possible.

The Glen Park light oil exploration prospect, Central Alberta, Canada

Glen Park prospect covers 160 acres that is believed to be prospective for reef development and the potential accumulation of oil deposits. Productive wells in the area have production rates in excess of 200 bop/d and in some cases with little associated water. We currently have a 50% interest in the Glen Park prospect. The Company’s current focus on this project is to monetize it on the best financial terms possible.

Equity Investment in Pro Eco Energy, Inc.

On April 21, 2008, we announced that we had made an 8.25% equity investment into Pro Eco Energy USA Ltd., a clean tech energy company involved in designing, developing and installing solar energy solutions for commercial and residential customers. We also welcomed the President of Pro Eco Energy, Mr. Roger Huber, as the first member of our Clean Tech Advisory board. Mr. Huber has a long career in optimizing energy solutions and his knowledge and wide industry contacts are expected to help us develop our alternative energy solutions.

Equity Investment in Global Solar Water Power Systems Inc.

Effective February 28, 2010, we entered into an asset and share purchase agreement with Mr. Mark Snyder to acquire up to 20% ownership of Global Solar Water Power Systems Inc. (“GSWPS”), a private company beneficially owned by Mark Snyder, our company’s Chief Technical Officer. GSWPS owns certain technology invented and developed by Mark Snyder for the design and manufacture of certain water filtration equipment. Under the terms of the agreement, we may acquire up to a 20% equitable ownership interest in GSWPS payable as follows:

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

Pursuant to the terms of the agreement GSWPS is required to pay our proportionate interest in any after tax profits on a quarterly basis. Our management obtained an independent valuation dated February 5, 2010 in support of the value ascribed to the proposed equity interest in GSWPS. As at May 31, 2010, we have paid $51,000 in US dollars and issued 500,000 restricted shares of our common stock, following which we have acquired a 6.04% equity interest in GSWPS.

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

Belmont Lake Field, Wilkinson County, Mississippi

Effective September 1, 2009, the Company entered into an assignment agreement with Cheetah Oil & Gas Ltd. The assignment agreement dated August 28, 2009, provides for the purchase by the Company of a revenue interest of 40.432% of an 8% share of Cheetah’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, the Company agreed to pay to Cheetah 57.76% of Cheetah’s costs currently budgeted at $77,905.36, subject to revision and 57.76% of Cheetah’s 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc. On May 31, 2010, this assigned interest was converted into common shares and warrants of Cheetah Oil & Gas Ltd, leaving the Company with no direct interest in this well. As a result, the Company has 375,000 restricted shares in the capital of Cheetah and 375,000 share purchase warrants which entitle the Company to acquire 375,000 restricted shares in the capital of Cheetah at a purchase price of US$0.20 per share for a period of two years.

Effective September 1, 2009, the Company entered into an assignment agreement with Lexaria Corp. The assignment agreement dated August 28, 2009, provides for the purchase by the Company of a revenue interest of 13.475% of a 32% share of Lexaria’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, the Company agreed to pay to Lexaria 19.25% of Lexaria’s costs currently budgeted at $311,621.44, subject to revision and 19.25% of Lexaria’s 32% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc. On May 31, 2010, this assigned interest was converted into common shares and warrants of Lexaria Corp, leaving the Company with no direct interest in this well. As a result, the Company has 499,893 restricted shares in the capital of Lexaria and 499,983 share purchase warrants which entitle the Company to acquire 499,983 restricted shares in the capital of Lexaria at a purchase price of US$0.20 per share for a period of two years.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending May 31, 2011 other than office computers, furnishings, and communication equipment as required.

Corporate Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia V6E 4A4. Our telephone number is (604) 602-1633. We have another office located in Kelowna. Our current locations provide adequate office space for our purposes at this stage of our development.

Employees

We primarily used the services of sub-contractors and consultants for our intended business operations. Our only technical employee is Mr. McAllister, our president and a director.

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

We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007. During the term of this agreement, Mr. McAllister is to provide corporate administration and consulting services, such duties and responsibilities to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and supervising office staff and exploration and oil & gas consultants. Mr. McAllister is reimbursed at the rate of $2,000 per month. On December 1, 2008, the consulting fee was increased to $5,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

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

Results of Operations – Three Months Ended May 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2010, which are included herein.

Our operating results for the three months ended May 31, 2010, for the three months ended May 31, 2009 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month Period
	Three Months Ended	Three Months Ended	Ended
	May 31,	May 31,	May 31, 2010
	2010	2009	and May 31, 2009
Revenue	$11,607	$17,211	$(5,604)
Other income/expenses	(2,654,634)	(616)	(2,654,018)
General and administrative	100,493	76,647	23,846
Interest expense	1,304	2,055	(751)
Write down in carrying value of oil and gas properties	Nil	Nil	Nil
Consulting fees	60,053	44,016	16,037
Cost of revenue	10,546	2,1652	(11,106)
Professional Fees	12,821	4,689	8,132
Net loss	(2,050,207)	(81,704)	(1,968,503)

Our accumulated losses increased to $3,548,209 as of May 31, 2010. Our financial statements report a net loss of $2,050,207 for the three-month period ended May 31, 2010 compared to a net loss of $81,704 for the three-month period ended May 31, 2009. Our losses have increased primarily as a result a write down of oil and gas properties offset by income recovery of deferred taxes. Other factors are an increase in consulting fees, advertising, filing fees, travel, and legal fees compared to the previous period.

Results of Operations – Nine Months Ended May 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the nine monnths ended May 31, 2010, which are included herein.

Our operating results for the nine months ended May 31, 2010, for the nine months ended May 31, 2009 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Six Month Period
	Nine Months Ended	Nine Months Ended	Ended
	May 31,	May 31,	May 31, 2010
	2010	2009	and May 31, 2009
Revenue	$11,861	$72,850	$(60,989)
Other income/expenses	(2,656,926)	24,311	(2,681,237)
General and administrative	332,983	187,483	145,500
Interest expense	3,754	7,520	(3,766)
Write down in carrying value of oil and gas properties	Nil	31,786	(31,786)
Consulting fees	207,294	109,101	98,193
Cost of revenue	10,546	156,571	(146,025)
Professional Fees	55,840	34,823	21,017
Net loss	(2,284,736)	(246,893)	(2,037,843)

As at May 31, 2010, we had $41,674 in current liabilities. Our net cash used in operating activities for the nine months ended May 31, 2010 was $193,502 compared to $90,635 used in the nine months ended May 31, 2009. Our accumulated losses increased to $3,548,209 as of May 31, 2010. Our financial statements report a net loss of $2,284,736 for the nine month period ended May 31, 2010 compared to a net loss of $246,893 for the nine month period ended May 31, 2009. Our losses have increased primarily as a result of a write down of oil and gas properties offset by income tax recovery for deferred taxes. Other factors include less revenue because of the sale of the revenue producing properties in 2009, very little revenue from the alternative energy segment, no foreign exchange gain, and a stock based compensation from granting stock options, increased consulting fees, advertising, investor relations, travel, training, filing fees, and increased legal fees.

Our total liabilities as of May 31, 2010 were $257,991 as compared to total liabilities of $892,225 as of August 31, 2009. The decrease is primarily due to the income tax recovery for the deferred taxes.

Liquidity and Financial Condition

Working Capital

	At May	At August
	31,	31,
	2010	2009
Current assets	$317,215	$295,333
Current liabilities	41,674	129,520
Working capital	$275,541	$165,813

Cash Flows

	Nine Months Ended
	May	May
	31, 2010	31, 2009
Cash flows (used in) operating activities	$(193,502)	$(90,635)
Cash flows (used in) investing activities	(98,231)	(43,934)
Cash flows provided by (used in) financing activities	81,531	45,800
Net increase (decrease) in cash during period	$(210,202)	$(82,769)

Operating Activities

Net cash used in operating activities was $193,502 in the nine months ended May 31, 2010 compared with net cash used in operating activities of $90,635 in the same period in 2009. The increase is cash used is mostly from no revenue because of the sale of the revenue producing properties in 2009, very little revenue from the alternative energy segment, increased consulting fees, advertising, investor relations, travel, training, filing fees, and increased legal fees.

Investing Activities

Net cash used in investing activities was $98,231 in the nine months ended May 31, 2010 compared to net cash used by investing activities of $43,934 in the same period in 2009. The increase use of cash of in investing activities is mainly attributable to the Belmont Lake working interest that has now been converted to common shares in both Lexaria Corp. and Cheetah Oil & Gas Ltd. and the equity investment in Global Solar Water Power Systems Inc.

Financing Activities

Net cash provided by financing activities was $81,531 in the nine months ended May 31, 2010 compared to $45,800 in the same period in 2009. In 2010, this is attributable to the Company completing an equity financing and in 2009, there was a short term loan to a related party.

Revenue comparisons for the Quarter ended May 31, 2010 compared to the quarter ended May 31, 2009

For the nine-month period ended May 31, 2010, the Company had $11,861 in revenues compared to$72,850 in revenues for the same nine-month period in the prior year. The Company has generated $385,950 in revenues from inception on November 24, 2004 to May 31, 2010.

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

As of May 31, 2010, the end of our 3rd quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Much of the information included in this prospectus includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this prospectus that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

Risks Associated with Business

No Assurance of Profitability

Our renewable energy business operations are in the start-up stage only, and are unproven. We may not be successful in implementing our business plan to become profitable. There may be less demand for our services than we anticipate. There is no assurance that this business will succeed.

Changing Consumer Preferences

The decision of a potential client to undergo an environmental audit or review may be based on ethical or commercial reasons. In some instances, or with certain businesses, there may be no assurance that an environmental review will result in any cost savings or increased revenues. As such, unless the ethical consideration is also a material factor, there may be no incentive for such businesses to undertake an environmental review. Changes in consumer and commercial preferences, or trends, toward or away from environmental issues may impact on businesses’ decisions to undergo environmental reviews.

General Economic Factors

The willingness of businesses to spend time and money on energy efficiency may be dependent upon general economic conditions; and any material downturn may reduce the likelihood of businesses incurring costs toward what some businesses may consider a discretionary expense item.

Factors Affecting Operating Results

Our operating results will be affected by a wide variety of factors that could materially affect revenues and profitability, including the timing and cancellation of customer orders and projects, competitive pressures on pricing, availability of personnel, and market acceptance of our services. As a result, we may experience material fluctuations in future operating results on a quarterly and annual basis which could materially affect our business, financial condition and operating results.

Competition

There are virtually no barriers to entry in the solar PV, solar thermal and energy recovery business sectors. As it is largely unregulated, we may face growing competition from any number of persons or firms who are, or who hold themselves out to be, competitors in this field.

Quality of Service/Industry Practices

Demand for our services may be adversely affected if consumers lose confidence in the quality of our services or the industry’s practices. Adverse publicity may discourage businesses from buying our services and could have a material adverse effect on our financial condition and results of operations.

Unethical Business Practices

We may suffer negative publicity if we, any third party contractors we may engage, or any of our customers for whom we have implemented changes, are found to engage in any environmentally insensitive practices or other business practices that are viewed as unethical.

No Significant Customers

We currently have no long-term agreements with any customers. Many of our services may be provided on a “onetime” basis. Accordingly, we will require new customers on a continuous basis to sustain our operations.

Fixed Price Contracts

Fixed price contracts require the service provider to perform all agreed services for a specified lump-sum amount. We anticipate a material percentage of our services will be performed on a fixed price basis. Fixed price contracts expose us to some significant risks, including under-estimation of costs, ambiguities in specifications, unforeseen costs or difficulties, and delays beyond our control. These risks could lead to losses on contracts which may be substantial and which could adversely affect the results of our operations.

Effectiveness and Efficiency of Advertising and Promotional Expenditures

The future growth and profitability of our clean energy business sectors will be dependent in part on the effectiveness and efficiency of our advertising and promotional expenditures, including our ability to (i) create greater awareness of our services, (ii) determine the appropriate creative message and media mix for future advertising expenditures, and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that we will experience benefits from advertising and promotional expenditures in the future. In addition, no assurance can be given that our planned advertising and promotional expenditures will result in increased revenues, will generate levels of service and name awareness or that we will be able to manage such advertising and promotional expenditures on a cost-effective basis.

Human Resources

We will depend on our ability to attract, retain and motivate our management team, consultants and other employees. There is strong competition for qualified technical and management personnel in the renewable energy sector, and it is expected that such competition will increase. Our planned growth will place increased demands on our existing resources and will likely require the addition of technical personnel and the development of additional expertise by existing personnel. There can be no assurance that our compensation packages will be sufficient to ensure the continued availability of qualified personnel who are necessary for the development of our business.

We have a limited operating history with losses and we expect the losses to continue, which raises concerns about our ability to continue as a going concern.

We have generated minimal revenues since our inception and will, in all likelihood, continue to incur operating expenses with minimal revenues until we are able to successfully develop our business. Our business plan will require us to incur further expenses. We may not be able to ever become profitable. These circumstances raise concerns about our ability to continue as a going concern. We have a limited operating history and must be considered in the start-up stage.

We will require additional financing to develop our business plan.

Because we have generated only minimal revenue from our business and cannot anticipate when we will be able to generate meaningful revenue from our business, we will need to raise additional funds to conduct and grow our business. We do not currently have sufficient financial resources to completely fund the development of our business plan. We anticipate that we will need to raise further financing. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing security-holders.

We may not be able to obtain all of the licenses necessary to operate our business.

Our operations may require licenses and permits from various governmental authorities to build and install alternative energy systems or to conduct energy retrofits. We believe that we will be able to obtain all necessary licenses and permits under applicable laws and regulations for our operations and believe we will be able to comply in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits.

Changes in environmental regulations.

We believe that we currently comply with existing environmental laws and regulations affecting our proposed operations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected the industry in the past and additional changes may occur in the future.

Our operations may be subject to environmental laws, regulations and rules promulgated from time to time by government. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner that means stricter standards and enforcement. Fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies, directors, officers and employees. The cost of compliance with changes in governmental regulations has potential to reduce the profitability of operations. We intend to comply with all environmental regulations in the United States and Canada.

If we are unable to recruit or retain qualified personnel, it could have a material adverse effect on our operating results and stock price.

Our success depends in large part on the continued services of our executive officers and third party relationships. We currently do not have key person insurance on these individuals. The loss of these people, especially without advance notice, could have a material adverse impact on our results of operations and our stock price. It is also very important that we be able to attract and retain highly skilled personnel, including technical personnel, to accommodate our exploration plans and to replace personnel who leave. Competition for qualified personnel can be intense, and there are a limited number of people with the requisite knowledge and experience. Under these conditions, we could be unable to recruit, train, and retain employees. If we cannot attract and retain qualified personnel, it could have a material adverse impact on our operating results and stock price.

Risks Associated with the Shares of Our Company

Trading on the Pink OTC may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the Pink OTC service of the Financial Industry Regulatory Authority. Trading in stock quoted on the Pink OTC is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Pink OTC is not a stock exchange, and trading of securities on the Pink OTC is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Because we do not intend to pay any dividends on our shares, investors seeking dividend income or liquidity should not purchase our shares.

We have not declared or paid any dividends on our shares since inception, and do not anticipate paying any such dividends for the foreseeable future. Investors seeking dividend income or liquidity should not invest in our shares.

Because we can issue additional shares, purchasers of our shares may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 200,000,000 shares. The board of directors of our company have the authority to cause us to issue additional shares, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

Other Risks

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Other than our operations offices in Vancouver and Kelowna, British Columbia, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
28/06/2010

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
28/06/2010