Form 10-K
period 2010-08-31
Enertopia Corp.
filed 2010-11-29
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended  August 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-51866

ENERTOPIA CORP. (Exact name of registrant as specified in its charter)
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

Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes [   ]   No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [ X ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2010 was $2,663,810 based on a $0.25 closing price for the Common Stock on February 28, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

15,872,740 common shares as of November 25, 2010

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

As used in this annual report and unless otherwise indicated, the terms "we", "us", "our" and "Enertopia" mean Enertopia Corp.

General Overview

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

On August 12, 2010, the Company got approved for listing on the Canadian National Stock Exchange (“CNSX”). Trading date commenced on August 13, 2010 with the symbol TOP.

On August 23, 2010, the Company entered into a three month consulting agreement with Tom Ihrke to act as the Company’s Senior Vice-President, Business Development.

Overview of Business over the Last Five Years

The Company was initially engaged in the acquisition and exploration of natural resource properties. The Company commenced operations in November 2004 and discontinued such operations in April 2010. As a result, the foregoing discussion describes the Company’s operations while it was involved in the acquisition and exploration of natural resource properties.

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

On December 8, 2008 Enertopia and its partner were successful in acquiring 800 acres of land in the Coteau Lake project area and the Company now has a 50% gross and net interest in a total of 2,080 acres of land in this area.

On July 31, 2009, the Company sold all its interests in the Queensdale, West Queensdale, and the Wordsworth properties for an aggregate amount of CAD$453,116.

Effective September 1, 2009, the Company entered into an assignment agreement with Cheetah Oil & Gas Ltd. The assignment agreement dated August 28, 2009, provides for the purchase by the Company of a revenue interest of40.432% of an 8% share of Cheetah’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, the Company agreed to pay to Cheetah 57.76% of Cheetah’s costs currently budgeted at $77,905.36, subject to revision and 57.76% of Cheetah’s 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc. On May 31, 2010, this assigned interest was converted into common shares and warrants of Cheetah Oil & Gas Ltd, leaving the Company with no direct interest in this well. As a result, the Company has 375,000 restricted shares in the capital of Cheetah and 375,000 share purchase warrants which entitle the Company to acquire 375,000 restricted shares in the capital of Cheetah at a purchase price of US$0.20 per share for a period of two years.

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

Subsequent to the year-end, we have disposed the following interests:

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

Subsequent to the year-end, the Company disposed the Coteau Lake interests for a cash consideration of $100,000 plus an additional potential payout which shall be based on a 10% profit interest on any and all productive wells drilled the property up to $150,000. The Company has written down the property to its recoverable amount of $100,000 without taking into consideration of the future potential payout as it cannot be reasonably determinable as at August 31, 2010.

We currently hold the following interests:

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

As at August 31, 2010, the Company has written off the Glen Park property as the Company has shifted its focus to the renewal energy sector with no intention to further develop this property and the future recoverable amount from this property is not determinable.

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

Pro Eco Energy USA Ltd. owns 100% of the shares of a wholly-owned subsidiary company in Canada called Pro Eco Energy Ltd. (together, “Pro Eco”). The Chairman of our Company is a director and shareholder of Pro Eco Energy USA Ltd.

Mr. Roger Huber has been active in the fields of clean energy design and installations for many years. Through his private consulting and construction companies, he has helped to design and construct many of the largest solar thermal projects in Western Canada, These include the Best Western Hotel in Kelowna, British Columbia; the North Vancouver Public Library; the Comfort Inn in Red Deer, Alberta, and others. Pro Eco primarily services commercial clients and is both an installation and consulting company.

Pro Eco’s range of services includes:

1.	Consulting. Pro Eco evaluates customer’s current energy needs and helps recommend ways that can optimize savings and energy efficiency; and

2.	Design. Pro Eco designs personalized, custom systems to take the greatest advantage of the customer’s unique geographical setting, fuel costs and availability, and building construction; and

3.	Installation. Pro Eco’s experts install and support a wide variety of commercial and residential systems including solar thermal, ground-source heat pumps, and heat recovery.

Pro Eco specializes in both energy retrofits of commercial buildings, and systems for new commercial construction.

Pro Eco has mainly focused its activities throughout British Columbia, Alberta and Saskatchewan. Pro Eco’s prior projects included a number of large and small companies, including hotels and apartment buildings, and residential installations. Some of Pro Eco’s recent projects include:

1.	North Vancouver Library

2.	Listel Hotel

3.	Singer Specialized Trucking

4.	Gateway Bonavista

5.	Burrowing Owl Winery

6.	Renaissance Retirement Residences

7.	Strata Corporation

8.	Best Western Inn

9.	Comfort Inn & Suites

10.	Inn at Big White

At the request of the Company, Pro Eco is currently designing an energy recovery and retrofit system at an existing facility in Alberta. The anticipated project includes recovery and reuse of “waste” heat and replacement of certain equipment. The Company has signed a non-binding letter of intent (“LOI”) with the potential client and is working towards fulfilling the terms of this LOI. If this non-binding LOI turns into an actual contract to perform the work anticipated, it could have a material impact upon the Company. There is no assurance that the Company will be able to meet the terms of the LOI, that a contract will be entered into or complete the anticipated project.

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

Pursuant to the terms of the agreement GSWPS is required to pay our proportionate interest in any after tax profits on a quarterly basis. Our management obtained an independent valuation dated February 5, 2010 in support of the value ascribed to the proposed equity interest in GSWPS. As at August 31, 2010, we have paid $61,500 in US dollars and issued 500,000 restricted shares of our common stock, following which we have acquired a 6.46% equity interest in GSWPS.

Also on January 31, 2010, the Company entered into an Independent Sales and Marketing Representative Agreement with GSWPS. Pursuant to the terms of the agreement, GSWPS agreed to appoint the Company as its independent sales representative to solicit orders for those solar and/or wind turbine powered water filtration products marketed from time to time by GSWPS and/or the Company on an exclusive basis in Africa and non-exclusive basis throughout the rest of the world, with the exception of Iraq. In consideration for services to be rendered by the Company under the agreement, the Company will receive a minimum of 5% of the net invoice price from any product orders and not more than 12% of the net invoice price. The Company and GSWPS have the right to jointly determine specific sales cases individually to generate unique commissions by their joint agreement on a case by case basis. The agreement expires on January 31, 2015.

One of GSWPS’s business lines is the business of developing and manufacturing a portable solar powered trailer mounted water purification units (the “System”) that can be delivered and operated nearly anywhere in the world and can provide a village, resort, or remote work-camps with all their drinking water and domestic water requirements. The technology was developed in 2009 by Mark Snyder, Chief Technology Officer of the Company, and Mark Snyder is the President of GSWPS. Over 300 locations in war-torn Iraq are now benefiting from clean drinking water as a result of the deployment of these systems, which were delivered to Iraq during 2009, prior to the Company’s involvement.

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

Competition

There is strong competition relating to all aspects of the alternative energy sector. The Company will actively compete for capital, skilled personnel, energy retrofit and new alternative energy projects, and in all other aspects of its operations with a substantial number of other organizations, many of which have greater technical and financial resources than the Company. Some of those organizations not only design and install alternative energy systems but also manufacture alternative energy products on a world-wide basis and as such have greater and more diverse resources on which to draw. The Company will actively compete for alternative energy projects and opportunities in the fields of Solar PV; Solar Thermal; Wind; Biomass; Energy Optimization and related sectors, and will constantly be facing competition by both smaller and larger companies in all geographical and industrial segments of the market.

Compliance with Government Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local and foreign governmental regulations. We may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

Employees

We primarily used the services of sub-contractors and consultants for our intended business operations. Our technical employees are Mr. McAllister, our president and a director, and Mr. Synder, our chief technical officer.

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

We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007. During the term of this agreement, Mr. McAllister was to provide corporate administration and consulting services, such duties and responsibilities were to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and supervising office staff and exploration and oil & gas consultants. Mr. McAllister was reimbursed at the rate of $2,000 per month. On December 1, 2008, the consulting fee was increased to $5,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

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

On August 23, 2010, the Company entered into a consulting agreement with the Senior Vice-President of Business Development for $3125 per month.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we successfully initiate any material new clean energy contracts we may retain additional employees.

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

Risks Associated with Our Common Stock

Trading on the OTCBB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCBB service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTCBB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCBB is not a stock exchange, and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares

Because we do not intend to pay any dividends on our shares, investors seeking dividend income or liquidity should not purchase our shares.

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

Primrose elected to proceed with a 50/50 joint venture with Target by reimbursing Target for 50% of its land cost on parcels 124, 125 and 126 for CAD$26,590 which was paid within 15 days of signing the LOI. Primrose would become operator of the project upon its acceptance of such appointment and agreement to assume the duties, obligations and rights of the operator. A formal Participation Agreement (“Agreement”) which included the provisions of LOI has been entered between Target and Primrose. Included in the Participation Agreement would be the Area of Mutual Interest (AMI) which would govern future land acquisitions and timeline set out in the LOI. On December 31, 2008, an additional CAD$22,270 was spent on land acquisitions with Primrose Drilling Ventures. As at August 31, 2010, the Company was in the process of searching for a buyer for this property.

Subsequent to the year-end, on October 25, 2010, the Company disposed the Coteau Lake interests for a cash consideration of $100,000 plus an additional potential payout which shall be based on a 10% profit interest on any and all productive wells drilled on the property up to $150,000. The Company has written down the property to its recoverable amount of $100,000 without taking into consideration of the future potential payout as it cannot reasonably determinable as at August 31, 2010.

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

On June 11, 2008, we were successful in acquiring two land parcels of 160 acres each in the Glen Park area of central Alberta, Canada. These 320 acres are believed to be prospective for reef development and the potential accumulation of oil deposits. We own the Petroleum and Natural Gas rights below the base of the Mannville GRP to basement 100%. We currently have a 100% interest in these two prospects. As at August 31, 2010, the Company was in the process of searching for a buyer for this property.

As at August 31, 2010, the Company has written off the Glen Park property as the Company has shifted its focus to the renewal energy sector with no intention to further develop this property and the future recoverable amount from this property is not determinable.

Belmont Lake

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “ENRT.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2010	$0.25	$0.11
May 2010	$0.21	$0.20
February 2010	$0.25	$0.25
November 2009	$0.06	$0.06
August 2009	$0.20	$0.12
May 2009	$0.18	$0.18
February 2009	$0.10	$0.10
November 2008	$0.10	$0.10
August 2008	$0.20	$0.20
May 2008	$0.25	$0.25
February 2008	$0.20	$0.20
November 2007	$0.40	$0.40

August 2007	$0.35	$0.20
May 2007	$1.25	$0.55
February 2007	$0.55	$0.55
November 2006	$1.01	$0.25
August 2006	$0.25	$0.20
May 2006	N/A	N/A
February 2006	N/A	N/A
November 2005	N/A	N/A
August 2005	N/A	N/A

(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 25, 2010, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.15. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

As of June 2, 2010, there were 152 holders of record of our common stock. As of November 25, 2010 15,872,740 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

On May 31, 2010, the Company closed a private placement financing of 557,500 units at a price of $0.15 per unit for gross proceeds of $83,625. Each unit consisted of one common share in the capital of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share in the capital of the Company until May 31, 2012, at a purchase price of $0.30 per share. The Company issued the units to one (1) US persons pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act 1933, as amended. Each of the subscribers represented that they were an “accredited investor” as such term is defined in Regulation D. The Company issued the units to sixty-four (64) non-US persons in an off-shore transaction pursuant to the exemption from registration provided for under Regulation S, promulgated under the United States Securities Act of 1933, as amended. Each of the subscribers represented that they were not a “US person” as such term is defined in Regulation S.

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plan described below:

2007 Equity Compensation Plan

On April 25, 2007, the Company’s shareholders approved and adopted the Company’s 2007 equity incentive plan (the “Plan”). The purpose of the Plan is to secure for the Company and its shareholders the benefits of incentive inherent in share ownership by the directors and employees of the Company and its Affiliates who (the “Participants”), in the judgment of the Board, will be largely responsible for the Company’s future growth and success. It is generally recognized that equity incentive plans of the nature provided for herein aid in retaining and encouraging directors and employees of exceptional ability because of the opportunity offered them to acquire a proprietary interest in the Company.

The number of Common Shares subject to each share purchase option (each, an “Option”), the exercise price of each Option, the expiration date of each Option, the extent to which each Option is exercisable and/or vested from time to time during the term of the Option and any other terms and conditions relating to the Options are to be determined by the board of directors.

The maximum number of Options available under the Plan, are for the issuance of up to 1,000,000 Common Shares of the Company.

The Plan also authorizes, if at any time determined by the Board, the Participant to have the right (the "Right"), when entitled to exercise an Option, to terminate such Option in whole or in part (the "Terminated Option") by notice in writing to the Company and, in lieu of receiving the Shares (the "Optioned Shares") to which the Terminated Option relates, to receive the number of Shares, disregarding fractions, which is equal to the quotient obtained by:

(a)

subtracting the Option exercise price per Share from the Fair Market Value per Share on the day immediately prior to the exercise of the Right and multiplying the remainder by the number of Optioned Shares; and

(b)	dividing the product obtained under subsection 2.6(a) by the Fair Market Value per Share on the day immediately prior to the exercise of the Right.

If a Right is granted in connection with an Option, it is exercisable only to the extent and on the same conditions that the related Option is exercisable.

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

2010 Equity Compensation Plan

On February 5, 2010, the Company’s shareholders approved and adopted the Company’s 2010 equity incentive plan (the “2010 Plan”). The purpose of the 2010 Plan is to enhance the long-term stockholder value of the Company by offering opportunities to our directors, officers, employees and eligible consultants (“Participants”) to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2010 Plan is required to be administered by our Board of Directors or a committee appointed by, and consisting of two or more members of our Board of Directors (the “Plan Administrator”). The Plan Administrator has the exclusive authority, in its discretion, to determine all matters relating to any option granted (“Awards”) under the 2010 Plan including: (i) the selection of individuals to be granted Awards; (ii) the type of Awards; (iii) the number of shares of Common Stock subject to an Award; (iv) all terms, conditions, restrictions and limitations, if any, of an Award; and (v) the terms of any instrument that evidences the Award.

The Plan Administrator also has exclusive authority to interpret the 2010 Plan and the terms of any instrument evidencing the Award and may from time to time adopt and change rules and regulations of general application for the 2010 Plan’s administration. The Plan Administrator’s interpretation of the 2010 Plan and its rules and regulations is conclusive and binding on all parties involved or affected.

Options that are eligible for grant under the 2010 Plan to Participants include: (a) incentive stock options, whereby we will grant options to purchase shares of our common stock to Participants with the intention that the options qualify as "incentive stock options" as that term is defined in Section 422 of the Internal Revenue Code; (b) non-incentive stock options, whereby we will grant options to purchase shares of our common stock to Participants that do not qualify as "incentive stock options" under the Internal Revenue Code; (c) stock appreciation rights; and (d) restricted shares. The 2010 Plan provides that a maximum of Two Million (2,000,000) shares of common stock are available for granting of awards under the 2010 Plan.

The Plan Administrator has the authority in its sole discretion to grant Awards to participants as incentive stock options or as non-qualified stock options, as appropriate. Unless an earlier termination date is set by the Plan Administrator, Awards under the 2010 Plan will terminate at the earliest of the following:

(a)	Ten (10) years after the Award is granted;

(b)	The date the stock option expires in accordance with its terms;

(c)

Ninety (90) days after the Participant’s employment terminates (or ceases to provide services to the Company if the grantee is a non-employee director or a consultant) (the “Employment Termination Date”), if the Participant's Employment Termination Date occurs by reason of retirement, resignation or for any other reasons other than for cause, disability or death;

(d)	Twelve (12) months after the Employment Termination Date, if the termination or cessation of services is a result of death or disability; and

(e)	Five (5) years after the Incentive Stock Option is granted for holders of 10% or more of the Company’s common stock.

To the extent that the right to purchase shares under an Award has vested, in order to exercise the Award the participant must execute and deliver to the Company a written stock option exercise agreement or notice in a form and in accordance with procedures established by the Plan Administrator. In addition, the full exercise price of the Option Award must be delivered to the Company and must be paid in a form acceptable to the Plan Administrator.

The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for incentive stock options must be no less than: 100% of the fair market value of the common stock on the date of grant for Participants that hold less than 10% of the Company’s outstanding common stock; and 110% of the fair market value of the common stock on the date of grant for Participants that hold 10% or more of the Company’s outstanding common stock. The exercise price for nonqualified stock options is determined by the Plan Administrator in its sole and complete discretion. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

Options will become exercisable by the participants in such amounts and at such times as shall be determined by the Plan Administrator in each individual grant. Options are not transferable except by will or by the laws of descent and distribution. Options granted under the 2010 Plan will become exercisable in the manner at the times and in the amounts determined by the Plan Administrator. Participants may exercise options by delivery to the Company of a written stock option exercise agreement or notice, in a form and in accordance with procedures established by the Plan Administrator, setting forth the number of shares purchased under such exercise agreement, accompanied by payment in full in the form of a check or bank draft or other method of payment or some combination thereof as may be acceptable to the Plan Administrator. All incentive stock options granted under the 2010 Plan must comply with Section 422 of the Code.

As at the date of the annual report, there was nil stock options exercised.
Equity Compensation Plan Information
				Number of securities
				remaining available
				for future issuance
	Number of securities			under equity
	to be issued upon	Weighted-average		compensation plans
	exercise of	exercise price of		(excluding securities
	outstanding options,	outstanding options,		reflected in column
Plan category	warrants and rights	warrants and rights		(a))
Equity compensation plans approved by security holders	Nil	Nil		Nil
2007 Equity compensation plans not approved by security holders	890,000	$0.14	(1)	110,000
2010 Equity compensation plans not approved by security holders	900,000	$0.13		1,100,000
Total	1,790,000	0.14		1,210,000

(1) On October 22, 2009, the exercise price of 390,000 stock options were re-priced to $0.20 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2010.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for our Years Ended August 31, 2010 and 2009

Our net loss and comprehensive loss for our year ended August 31, 2010, for our year ended August 31, 2009 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Year Ended
	Year Ended	Year Ended	August 31, 2010
	August 31,	August 31,	and Year Ended
	2010	2009	August 31, 2009
	$	$	$
Revenue	$11,861	$97,417	$(85,556)
Other (income) expenses	3,227,901	(425,900)	3,653,801
General and administrative	468,837	275,950	192,887
Interest expense	8,206	10,486	(2,280)
Write down in carrying value of oil and gas properties	Nil	31,786	(31,786)
Consulting fees	274,817	177,328	97,489
Oil and gas operating expenses	Nil	131,348	(131,348)
Professional Fees	86,633	38,132	48,501
Net Income (loss)	(2,955,141)	84,233	(3,039,374)

Revenue

The decrease in our oil and gas revenues for our year ended August 31, 2010 was largely due to no revenue from oil and gas and small revenue from clean energy.

Other Income

The large decrease in other income for our year ended August 31, 2010, is largely due to a write down of oil and gas properties offset by income recovery of deferred taxes. In the year ended August 31, 2009, there was the sale of the Queensdale properties and Wordsworth for US$421,545.

General and Administrative

The increase in our general and administrative expenses for our year ended August 31, 2010 was due to increased consulting and professional fees.

Professional Fees

There was an increase in accounting, audit and legal fees for our year ended August 31, 2010. This was due to adaption of a new stock option plan and the listing on the Canadian National Stock Exchange.

Interest Expense

The decrease in interest expense for our year ended August 31, 2010 was due to lesser loan balance was outstanding during the current year compared to prior year as a loan made to the Company by a related party was partially paid back in prior year.

Oil and Gas Operating Expenses

The decrease in oil and gas operating expenses for our year ended August 31, 2010 was due to no oil and gas sales.

Liquidity and Financial Condition

Working Capital	At	At
	August 31,	August 31,
	2010	2009
Current assets	$498,674	$295,333
Current liabilities	149,944	129,520
Working capital	$348,730	$165,813

Cash Flows	Year Ended
	August 31,	August 31
	2010	2009
Cash flows (used in) operating activities	$(273,335)	(162,778)
Cash flows (used in) investing activities	(108,731)	321,332
Cash flows provided by financing activities	133,625	-
Net increase (decrease) in cash during year	$(248,441)	158,554

Operating Activities

Net cash used in operating activities was $273,335 for our year ended August 31, 2010 compared with cash used in operating activities of $162,778 in the same period in 2009. The increase in net cash used in operating activities is due to the Company from the write down of oil and gas properties offset by income recovery of deferred taxes.

Investing Activities

Net cash used in investing activities was $108,731 for our year ended August 31, 2010 compared to net cash provided in investing activities of $321,332 in the same period in 2009. The increase in funds used was for the investment in GSWPS and in Cheetah and Lexaria. In 2009 the cash provided was mainly attributable to the sale of the Queensdale properties and the Wordsworth property.

Financing Activities

Net cash from financing activities was $133,625 for our year ended August 31, 2010 compared to $Nil in the same period in 2009. This was from a $50,000 loan payable to a related party and proceeds from a private placement.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss of $2,955,141 for the year ended August 31, 2010 [2009 – net income of $84,233] and at August 31, 2010 had a deficit accumulated during the exploration stage of $4,218,614 [2009 – $1,263,473]. The Company generated revenue of $11,861 for the year ended August 31, 2010 [2009 - $97,417]. The Company has working capital of $348,730 as at August 31, 2010 [2009 - $165,813]. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued an update to ASC 820, “Fair Value Measurements and Disclosures”, relating to providing guidance on when the volume and level of activity for the asset or liabilities have significantly decreased and identifying transactions that are not orderly. The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. The update also affirms the objective of fair value measurement, as stated in ASC 820, which is to reflect how much an asset would be sold in an orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The Company adopted this Statement in the current fiscal year without significant financial impact.

In April 2009, the FASB issued an update to ASC 825, “Financial Instruments”, to require interim disclosures about the fair value of financial instruments. This update enhances consistency in fiancial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of ASC 825. The Company adopted this update in the current fiscal year without significant impact to the financial statements.

In April 2009, ASC 320, “Investments – Debt and Equity”, amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold. Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses and credit losses. The Company adopted this Statement in the current fiscal year without significant impact to the financial statements.

In April 2009, the FASB issued an update to ASC 805, “Business Combinations”, that clarifies and amends ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement in the current fiscal year without significant impact to the financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”. This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued. The Company adopted this Statement in the current fiscal year.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing”. This Standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in Statement of Financial Accounting Standards No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Early application is prohibited. The Company does not anticipate any significant financial impact from adoption of ASC 860.

On July 1, 2009, the FASB officially launched the FASB ASC 105, “Generally Accepted Accounting Principles”, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, US GAAP, in addition to guidance issued by the Securities and Exchange Commission. The Codification is designed to simplify US GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “ASC”. Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820 – Measuring Liabilities at Fair Value)”. This ASU clarifies the fair market value measurement of liabilities. In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) –Investments in Certain Entities That Calculate Net Asset Value Per Share (or its equivalent)”. This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In January 2010, the FASB issued an update to the Fair Value topic. This update requires new disclosures for (1) transfers in and out of levels 1 and 2, and (2) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance, and settlements. Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities and the input and valuation techniques for both recurring and nonrecurring fair value measurements in levels 2 and 3. the effective date for the disclosures and clarifications is for the interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2010. This update is not expected to have a material impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company’s financial statements.

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
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ENERTOPIA CORP.
(A development stage company)

We have audited the consolidated balance sheets of Golden Aria Corp. (“the Company”) (a development stage company) as at August 31, 2010 and 2009 and the related consolidated statements of stockholders’ equity, operations and cash flows for the years then ended and for the period cumulative from inception November 24, 2004 (inception) to August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended and for the period cumulative from inception November 24, 2004 (inception) to August 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada
November 25, 2010	Chartered Accountants

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
AUDITED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
	August 31,	August 31,
	2010	2009
ASSETS
Current
Cash and cash equivalents	$34,507	$282,948
Owned securities (Note 4)	343,074	-
Accounts receivable	16,903	9,608
Prepaid expenses and deposit	4,191	2,777
Assets held for sale (Note 6)	100,000	-
Total current assets	498,675	295,333
Non-Current
Long term investment - Pro Eco & GSWPS (Note 5)	220,986	35,821
Unproven - oil and gas properties (Note 6)	-	3,621,617
Total Assets	$719,661	$3,952,771
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable	$27,035	$-
Promissory notes - related party (Note 7)	50,000	-
Due to related parties (Note 8)	72,909	129,520
Total Current Liabilities	149,944	129,520
Promissory notes - related party (Note 7)	139,844	-
Deferred tax liability	-	762,704
	289,788	892,225
STOCKHOLDERS' EQUITY
Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
15,710,240 common shares at August 31, 2010 and August 31,2009:14,652,740	15,710	14,653
Additional paid-in capital	4,632,777	4,309,367
Deficit accumulated during the development stage	(4,218,614)	(1,263,473)
Total Stockholders' Equity	429,873	3,060,547
Total Liabilities and Stockholders' Equity	$719,661	$3,952,771
The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
			INCEPTION
			NOVEMBER 24, 2004
	YEAR ENDED		TO
	August 31,	August 31,	August 31,
	2010	2009	2010
Revenue
Non-renewal energy - natural gas and oil revenue	$254	$97,417	$374,342
Renewal energy - service revenue	11,607	-	11,607
	11,861	97,417	385,949
Cost of revenue
Non-renewal energy:
Natural gas and oil operating costs and royalties	-	50,547	141,197
Depletion	-	80,801	298,489
Write-down in carrying value of oil and gas property	-	31,786	293,436
Renewal energy	32,969	-	32,969
	32,969	163,134	766,091
Gross Profit	(21,108)	(65,717)	(380,142)
Expenses
Accounting and audit	44,621	32,451	238,466
Sales & Marketing	-	-	-
Advertising & Promotions	8,020	1,996	22,378
Bank charges and interest expense	8,206	10,486	30,605
Consulting	274,817	177,328	782,653
Exploration costs and option payment	-	-	318,292
Fees and dues	36,773	12,712	62,336
Insurance	8,323	5,397	23,527
Investor relations	12,840	1,360	26,005
Legal and professional	42,012	5,681	153,726
Office and miscellaneous	(813)	9,530	39,445
Rent	9,100	5,401	52,133
Telephone	3,427	3,151	8,337
Training & Conferences	5,674	685	10,248
Travel	15,837	9,772	36,279
Total expenses	468,837	275,950	1,804,430
(Loss) for the period before other items	(489,945)	(341,667)	(2,184,572)
Other income (expense)
Interest income	-	103	9,432
Others	(791)	26,524	25,732
Equity interest pick up	(1,336)	(5,106)	(10,515)
Gain on disposition of oil and gas interests	119,490	404,379	523,869
Gain on owned securities	118,597	-	118,597
Write down of oil and gas properties	(3,463,861)	-	(3,463,861)
Income (loss) before income taxes	(3,717,846)	84,233	(4,981,318)
Income tax recovery - deferred	762,704		762,704
Net Income (loss) for the period	$(2,955,141)	$84,233	$(4,218,614)
Basic and diluted income (loss) per share	$(0.20)	$0.01
Weighted average number of common shares outstanding - basic and diluted	15,086,412	14,652,740

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO August 31, 2010
(Expressed in U.S. Dollars)
					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350
Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750
Stock to be issued	125,000	-	37,375	125	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917
Stock issued on September 29, 2005	-	125	-	(125)	-	-
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826
Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236			163,329
Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)
Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)
Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124
Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410
Stock-based compensation	-	-	35,780	-	-	35,780
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233
Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547
Imputed interest for non-interest bearing loan			2,442			2,442
Stock-based compensation			78,858			78,858
Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500			125,000
Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068			83,625
Gain on settlement of the amount due to related parties			34,542			34,542
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)
Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	(4,218,614)	429,873

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (fomerly Golden Aria Corp.)
(A Development Stage Company)
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	YEAR ENDED		TO
	August 31,	August 31,	August 31,
	2010	2009	2010
Cash flows used in operating activities
Net Income (loss)	$(2,955,141)	$84,233	$(4,218,614)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	78,858	35,780	335,854
Depletion	-	80,801	298,489
Write down in carrying value of oil and gas properties	-	31,786	293,437
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	3,463,861		3,463,861
Gain on disposition of oil and gas properties	(119,490)	(404,379)	(523,869)
Gain on owned securities	(118,597)	-	(118,597)
Equity pick-up	1,336	5,106	10,515
Imputed interest	2,442	4,410	17,396
Income tax recovery	(762,704)	-	(762,704)
Others	-	-	-
Change in non-cash working capital items:
Accounts receivable	(7,295)	11,770	(6,195)
Prepaid expenses and deposit	(1,414)	(2,777)	20,093
Accounts payable and accrued liabilities	27,035	(7,775)	(885)
Due to related parties	117,774	(1,733)	44,238
Net cash (used in) operating activities	(273,335)	(162,778)	(1,109,481)
Cash flows from (used in) investing activities
Oil and gas properties acquisition and divestment	(47,231)	(100,213)	(345,180)
Proceeds from sale of oil and gas interests	-	421,545	421,545
Mineral resource properties acquisition	-	-	(1)
Investment in GSWPS	(61,500)	-	(61,500)
Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028
Net cash from (used in) investing activities	(108,731)	321,332	170,892
Cash flows from financing activities
Promissory notes - related party	50,000	-	50,000
Proceeds from issuance of common stock	83,625	-	923,095
Net cash from financing activities	133,625	-	973,095
Increase (Decrease) in cash and cash equivalents	(248,441)	158,554	34,505
Cash and cash equivalents, beginning of period	282,948	124,394	-
Cash and cash equivalents, end of period	$34,507	$282,948	$34,505
Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company was an independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States and Canada. During the fiscal year 2010, the Company shifted its strategic plan from its non-renewal energy operations to its planned renewal energy operations and considered as a development stage company. The Company has offices in Vancouver and Kelowna, B.C., Canada.

Effective September 25, 2009, we effected a two (2) for one (1) share consolidation of our authorized and issued and outstanding common stock.

On February 8, 2010, the Company changed its name from Golden Aria Corp. to Enertopia Corp.

On February 22, 2010, the Company increased its authorized share capital to 200,000,000 common shares.

	2.	GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $2,955,142 for the year ended August 31, 2010 [earned $84,233 for the year ended August 31, 2009] and as at August 31, 2010 has incurred cumulative losses of $4,218,615 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The consolidated financial statements include the financial statements of the Company and its wholly- owned subsidiary, Target Energy, Inc., and its equity interest of Pro Eco Energy Inc. and Global Solar Water Power Systems Inc. All significant inter-company balances and transactions have been eliminated.

		b)	Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At August 31, 2010, the Company had no overproduced imbalances.

The Company recognizes its renewal energy service revenue when services are performed and payments are received or rights to receive consideration are obtained, evidence of an arrangement exists, and collection of consideration is reasonably assured.

c)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2010 and 2009, cash and cash equivalents consist of cash only.

d)	Investments in Companies Accounted for Using the Equity Method

Investments in equity method investees are accounted for using the equity method based upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from and investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of the net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company’s proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest or loss on disposition. The Company evaluates its investments in companies accounted for the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

e)	Oil and Gas Properties

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

Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities.

Cost related to site restoration programs are accrued over the life of the project.

f)	Stock-Based Compensation

The Company adopted Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

g)	Accounting Estimates

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

h)	Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC 220 “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

i)	Foreign Currency Translations

The Company’s operations are located in the United States of America and Canada, and it has offices in Canada. The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense that was acquired or incurred in a foreign currency is translated into U.S. dollars by the using of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated at the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

j)	Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist primarily of cash and cash equivalents, owned securities, accounts receivable, accounts payable, promissory notes due to related parties and due to related parties. With the exception of owned securities and non-current portion of promissory notes, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of the non-current portion of promissory notes are estimated using quoted market prices or are based on the discounted value of future cash flows. The fair value of owned securities are measured based on quoted prices in active markets.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)	Income Taxes

The Company has adopted ASC 740, “Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

l)	Long-Lived Assets Impairment

Long-term assets of the Company are reviewed for impairment when circumstances indicate the carrying value may not be recoverable in accordance with the guidance established in ASC 360, “Property, Plant and Equipment’. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

m)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The management of the Company had estimated the asset retirement obligation to be immaterial and therefore was not reflected on the financial statements as of August 31, 2010.

n)	Comprehensive Income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners.

o)	Concentration of credit risk

The Company places its cash and cash equivalent with high credit quality financial institution. As of August 31, 2010, the Company had approximately $0 in a bank beyond insured limit (August 31, 2009: $181,295).

p)	New Accounting Pronouncements

In April 2009, the FASB issued an update to ASC 820, “Fair Value Measurements and Disclosures”, relating to providing guidance on when the volume and level of activity for the asset or liabilities have significantly decreased and identifying transactions that are not orderly. The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. The update also affirms the objective of fair value measurement, as stated in ASC 820, which is to reflect how much an asset would be sold in an orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The Company adopted this Statement in the current fiscal year without significant financial impact.

In April 2009, the FASB issued an update to ASC 825, “Financial Instruments”, to require interim disclosures about the fair value of financial instruments. This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of ASC 825. The Company adopted this update in the current fiscal year without significant impact to the financial statements.

In April 2009, ASC 320, “Investments – Debt and Equity”, amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold. Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses and credit losses. The Company adopted this Statement in the current fiscal year without significant impact to the financial statements.

In April 2009, the FASB issued an update to ASC 805, “Business Combinations”, that clarifies and amends ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement in the current fiscal year without significant impact to the financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”. This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued. The Company adopted this Statement in the current fiscal year.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing”. This Standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in Statement of Financial Accounting Standards No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Early application is prohibited. The Company does not anticipate any significant financial impact from adoption of ASC 860.

On July 1, 2009, the FASB officially launched the FASB ASC 105, “Generally Accepted Accounting Principles”, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, US GAAP, in addition to guidance issued by the Securities and Exchange Commission. The Codification is designed to simplify US GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “ASC”. Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820 – Measuring Liabilities at Fair Value)”. This ASU clarifies the fair market value measurement of liabilities. In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value Per Share (or its equivalent)”. This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In January 2010, the FASB issued an update to the Fair Value topic. This update requires new disclosures for (1) transfers in and out of levels 1 and 2, and (2) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance, and settlements. Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities and the input and valuation techniques for both recurring and nonrecurring fair value measurements in levels 2 and 3. the effective date for the disclosures and clarifications is for the interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2010. This update is not expected to have a material impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):

Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.	OWNED SECURITIES

Owned securities includes, 375,000 common shares and 375,000 warrants of Cheetah Oil & Gas Ltd. and 499,893 common shares and 499,893 warrants of Lexaria Corp, obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value. The Chairman of the Company is a Director and Officer of Lexaria Corp; and the President of the Company is a Director and Officer of Cheetah Oil & Gas Ltd.

The fair values of the common shares of Cheetah Oil & Gas Ltd. and Lexaria Corp. as at August 31, 2010 were $0.14 and $0.25 per share, respectively. The fair values of warrants of Cheetah Oil & Gas Ltd. and Lexaria Corp. as at August 31, 2010 were $0.14 and $0.25 per share, respectively. The above fair values of warrants have been estimated as of August 31, 2010 by using the Black-Scholes option pricing model with the following assumptions:

	Cheetah Oil & Gas Ltd.	Lexaria Corp.
Expected volatility	395.02%	246.33%
Risk-free interest rate	1.21%	1.21%
Expected life	1.75 years	1.75 years
Dividend yield	0.00%	0.00%

5.	LONG TERM INVESTMENT

Pro Eco Energy USA Ltd.

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership. The Chairman of the Company is a Director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.

During the year ended August 31, 2010, the Company recorded an equity gain of $3,504 (2009 – $(5,106)), which resulted in a net investment of $39,326 (2009 - $35,821).

Global Solar Water Power Systems Inc.

On August 31, 2010, the Company has purchased 6.46% investment in Global Solar Water Power Systems Inc. (“GSWPS”). This was made by a cash contribution of $61,500 and an issuance of 500,000 shares of Enertopia Corp. at $0.25 for a combined value of $186,500. GSWPS is owned by an executive officer of the Company.

During the year ended August 31, 2010, the Company recorded an equity loss of $4,840 (2009 - $nil), which resulted in a net investment of $181,660 (2009 - $nil).

6.	ASSETS HELD FOR SALE / UNPROVEN OIL AND GAS PROPERTIES

During the year ended August 31, 2010, the Company’s oil and gas properties became available for sale as the result of the Company shifted its focus from its non-renewal energy operations to renewal energy plan. Pursuant to ASC 360 “Accounting for the Impairment or Disposal of long-Lived Assets”, the Company has reclassified the remaining oil and gas properties to be sold as assets held for sale and recorded at their recoverable amount.

Followings are the descriptions and movement of the Company’s remaining oil and gas properties as at August 31, 2010:

Property	August 31, 2009	Additions	Disposal / write	August 31, 2010
			down
Canada	$3,561,630	$2,231	$(3,463,861)	$100,000
U. S.	59,987	45,000	(104,987)	-
	$3,621,617	$47,231	$(3,568,848)	$100,000

Coteau Lake, Saskatchewan

Through the Company’s subsidiary, Target Energy Inc. (“Target”), the Company owns certain working interest in Coteau Lake, Saskatchewan.

Coteau Lake is an exploration property and the Company has no producing oil or gas wells on this land at this time. The Coteau Lake exploration project covers 1,280 acres of land. The Company’s gross and net interest in this project is 50%. There has been historic oil production on the Coteau Lake project lands.

On November 7, 2007, Target entered into a Letter of Intent (the “LOI”) with Primrose Drilling Ventures Ltd. (“Primrose”), a body corporate, having an office in the city of Calgary, in the Province of Alberta. Pursuant to the LOI, Target is the interest title holder of Saskatchewan Crown Land parcels 124, 125 and 126.

Primrose elected to proceed with a 50/50 joint venture with Target by reimbursing Target for 50% of its land cost on parcels 124, 125 and 126 for CAD$26,590 which is payable on signing within 15 days of the LOI. Primrose would become operator of the project upon its acceptance of such appointment and agreement to assume the duties, obligations and rights of the operator. A formal Participation Agreement (“Agreement”) which included the provisions of LOI has been entered between Target and Primrose. Included in the Participation Agreement would be the Area of Mutual Interest (AMI) which would govern future land acquisitions and timeline set out in the LOI. On December 31, 2008, an additional $22,270 was spent on land acquisitions with Primrose Drilling Ventures.

Subsequent to the year-end, on October 25, 2010, the Company disposed the Coteau Lake interests for a cash consideration of $100,000 plus an additional potential payout which shall be based on a 10% profit interest on any and all productive wells drilled on the property up to $150,000. The Company has written down the property to its recoverable amount of $100,000 without taking into consideration of the future potential payout as it cannot reasonably determinable as at August 31, 2010.

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

As at August 31, 2010, the Company has written off the Glen Park property as the Company has shifted its focus to the renewal energy sector with no intention to further develop this property and the future recoverable amount from this property is not determinable.

Belmont Lake, Mississippi

Effective September 1, 2009, the Company entered into an assignment agreement with Cheetah Oil & Gas Ltd. (“Cheetah”). The assignment agreement dated August 28, 2009, provides for the purchase by the Company of a revenue interest of 40.432% of an 8% share of Cheetah’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, the Company agreed to pay to Cheetah 57.76% of Cheetah’s costs currently budgeted at $77,905.36, subject to revision and 57.76% of Cheetah’s 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

In connection with the management’s decision to shift its non-renewal energy operations to its renewal energy plan, the Company disposed its related working interest for a consideration of 375,000 units in the capital of Cheetah at $0.12 per unit which included 375,000 restricted shares and 375,000 share purchase warrants which entitle the Company to acquire 375,000 restricted shares in the capital of Cheetah at a purchase price of US$0.20 per share for a period of two years.

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

In connection with the management’s shift its non-renewal energy operations to its renewal energy plan, the Company disposed its related working interest for a consideration of 499,893 units in the capital of Lexaria at $0.12 per unit which included 499,983 restricted shares and 499,983 share purchase warrants which entitle the Company to acquire 499,983 restricted shares in the capital of Lexaria at a purchase price of US$0.20 per share for a period of two years.

On May 31, 2010, the disposition date of Belmont Lake, the fair values of Cheetah and Lexaria shares, based on market value, and warrants, using Black-Scholes pricing model, were $110,545 and $113,932 respectively, resulting in a total gain of $119,490 which was recorded as a gain on disposition of oil and gas properties.

7.	PROMISSORY NOTES

On May 31, 2010, the Company settled the amount due to related parties into two promissory notes of $80,320 (CAD$84,655) and $90,000. Both promissory notes were unsecured, non-interest bearing and due on May 31, 2012 with a present value of $66,006 (CAD$69,480) and $73,838 at an imputed interest rate of 12% per annum upon the settlement. In connection with the settlement of the amount due to related parties, the Company recorded $34,542 in additional paid in capital for the gain on settlement of debt. During the fiscal year 2010, the two promissory note balances are $66,006 and $73,838, respectively.

On August 23, 2010, the Company entered into an unsecured, one year promissory note of US$50,000 with a 12% interest rate with the Chairman of the Company. The promissory note is due August 23, 2011.

	August 31, 2010	August 31, 2009
Promissory note of $50,000, interest rate of 12% per annum, uncollateralized and due on August 23, 2011	50,000	-
Promissory note of $80,320, non-interest bearing, uncollateralized and due on May 31, 2012	66,006	-
Promissory note of $90,000, non-interest bearing,	73,838	-
uncollateralized and due on May 31, 2012
	189,844	-
Less: current maturities	50,000	-
	139,844	-
Maturities are as follows:
Fiscal year ended August 31,
2011	50,000
2012	139,844
	189,844

8.	RELATED PARTIES TRANSACTION

For the year ended August 31, 2010, the Company was party to the following related party transactions:

Paid / accrued $62,900 (August 31, 2009: $52,200) to the President of the Company in consulting fees.

Paid / accrued $66,717 (August 31, 2009: $82,207) and $3,911 (August 31, 2009: $5,401); of consulting fees and office rent, respectively, to a company controlled by a Director/CEO of the Company.

Paid $43,916 (August 31, 2009: $Nil) in consulting fees to a company controlled by the CFO of the Company.

Paid $11,000 (May 31, 2009: $Nil) in consulting fee to an Officer of the Company.

Paid / accrued $8,815 in cost of renewal energy service to an executive officer of the Company and a company controlled by the executive officer.

See Notes 5, 7 and 11.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties. On August 31, 2010, an amount due to related parties are unsecured, non-interest bearing and due on demand.

For the year ended August 31, 2010, the Company recorded imputed interest of $2,442 in connection with non-interest bearing amounts owed to related parties which has been recorded in additional paid-in capital. The Company also accrued interests of $4,139 in connection with term loans due to related parties.

9.	COMMON STOCK AND WARRANTS

Common Stock

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

10.	STOCK OPTIONS

On October 22, 2009, the Company re-priced the stock options to directors, officers and consultants with the exercise price of $0.20.

The vesting dates of options are as below:

Vesting Dates	Percentage of options granted
December 14, 2007	25%
December 14, 2008	25%
December 14, 2009	25%
December 14, 2010	25%

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

On May 14, 2010 the Company dismissed certain directors and consultants which 125,000 unvested stock options were cancelled on May 14, 2010 and 377,500 vested stock options expire on August 14, 2010.

On August 23, 2010, the Company granted 150,000 stock options to an executive of the Company with the exercise price of $0.20, which are vested 50% on August 23, 2010 and 50% on August 23, 2011 and expires on August 23, 2015.

For the year ended August 31, 2010, the Company recorded $78,858 (August 31, 2009 – $35,780) for stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the years ended August 31, 2010 and 2009 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2008 and 2009	892,500	$0.20
Granted	1,400,000	$0.11
Cancelled	(502,500)	$0.20
Balance, August 31, 2010	1,790,000	$0.14

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Period ended August 31, 2010
Expected volatility	141.90%
Risk-free interest rate	2.68%
Expected life	5.00 years
Dividend yield	0.00%

A summary of weighted average fair value of stock options granted during the period ended August 31, 2010 is as follows:

				Weighted	Weighted
				Average	Average
			Exercise Price		Fair Value
Exercise price is more than the market price at grant date:				$0.10	$0.04
Exercise price is less than the market price at grant date:				$0.20	$0.25

The Company has the following options outstanding and exercisable.

August 31, 2010		Options outstanding		Options exercisable
		Weighted	Weighted		Weighted
		average	Average		Average
	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life
$0.10	500,000	4.14 years	$0.10	500,000	$0.10
$0.10	650,000	4.33 years	$0.10	650,000	$0.10
$0.20	390,000	2.28 years	$0.20	292,500	$0.20
$0.20	100,000	4.50 years	$0.20	100,000	$0.20
$0.20	150,000	4.98 years	$0.20	75,000	$0.20
	1,790,000	3.89 years	$0.14	1,617,500	$0.13

11.	COMMITMENTS – OTHER

	(a)	The Company has a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$700 plus GST/HST per month.

(b)

The Company has a consulting agreement with CAB Financial Services Ltd. (‘CAB’), a corporation organized under the laws of the Province of British Columbia. CAB is a consulting company controlled by the chairman of the board and chief executive officer of the Company. CAB Financial Services Ltd. is to provide management consulting services for $5,000 per month plus GST/HST on a continuing basis.

	(c)	The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $5,000 per month plus GST/HST on a continuing basis.

(d)

On October 9, 2009, the Company entered into consulting agreement with BKB Management Ltd., a corporation organized under the laws of the Province of British Columbia. BKB Management Ltd. is a consulting company controlled by the chief financial officer of the Company. BKB Management provides management consulting services for CAD$4,500 per month plus GST/HST.

(e)	On October 9, 2009, the Company entered into a consulting agreement with the chief technical officer of the Company for $1,000 per month.

(f)

On February 28, 2010, the Company entered into an Asset and Share Purchase Agreement with the Company’s chief technical officer - Mr. Mark Snyder to acquire up to 20% ownership interest of GSWPS. As at August 31, 2010, the Company has acquired 6.46% (see Note 5) with the remaining 13.54% ownership payable by issuance of 500,000 common shares of the Company and cash of $338,500 payable on a minimum monthly basis of $3,500.

(g)

On March 12, the Company entered into a Media Relations Agreement (the “Agreement) with Mercury Media. The term of the Agreement is for an initial period of 12 (twelve) months with a consideration of 25,000 common restricted shares of stock paid each quarter, effective beginning the date of signing and paid in advance of each quarter. Thus it would be expected that additional payments of 25,000 shares of restricted common stock will be payable on each of June 12, 2010, September 12, 2010, and December 12, 2010 if this Agreement is not terminated prior to its natural term. As at August 31, 2010, the Company has not yet issued the 50,000 common shares and accrued $8,680 consulting fees for the related fair value of the common shares to be issued.

(h)	On August 23, 2010, the Company entered into a consulting agreement with the Senior Vice-President, Business Development for $3,125 per month.

12.	DEFERRED INCOME TAX

	The Company’s provision for income taxes is comprised of the following:
			2010		2009
	Current Tax Provision	$	Nil	$	Nil
	Deferred Tax Recovery		$(762,704)	$	Nil
	Income tax (recovery)		$(762,704)	$	Nil

Rate Reconciliation

Income taxes vary from the amount that would be computed by applying the statutory federal income tax rate of 34% for the following reasons:

	2010	2009
Income tax (recovery) expense at U.S. Federal Statutory Rate	$(1,264,068)	$28,600
Non-deductible items	27,266	19,500
Unrealized gain on owned securities	(80,950)
Utilization of loss carry forward	-	(71,900)
Changes in Valuation Allowance	555,048	23,800
Income tax expense (recovery)	$(762,704)	$-

The tax effects of temporary differences that give rise to the Company’s deferred tax asset (liability) are as follows:

	2010	2009
Net Operating Loss Carryforward	$648,830	$353,000
Tax Basis Less Than Accounting Basis For Oil and Gas	-	(762,704)
Properties
Long term Investment	3,575	3,100
Owned Securities	(80,950)	-
Valuation Allowance	(571,455)	(356,100)
Deferred Tax Assets (Liabilities)	$-	$(762,704)

For tax purpose, as of August 31, 2010 the Company has operating loss carry forwards of approximately $1,902,680 which expire in 2025 through 2030 as follows:

	Amount	Expiration Date
2009	$869,680	2030
2009	$70,000	2029
2008	459,000	2028
2007	329,000	2027
2006	114,000	2026
2005	61,000	2025
Total loss carry forward	$1,902,680

13.	SEGMENTED INFORMATION

The Company’s business is considered as operating in one segment (Canada) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

14.	COMPARATIVE FIGURES

Certain 2009 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2010.

15.	SUBSEQUENT EVENTS

a.

On September 2, 2010, the Company entered into a non-exclusive initial three-month capital raising agreement with Vancouver Green Capital Ventures. The Company is intending to raise capital, in which Vancouver Green Capital Ventures will be providing the following services in the period August to October 2010, and be billed on the basis of a combination of retainer and completion fees. The 3-month retainer is $3,000/month plus completion fee of 250 basis points (2.5%) for the first $3,000,000 round completed by approximately September 30; and an option of extending it for another 6 months at the Company’s discretion for $6,000/month.

b.

On September 8, 2010, the Company entered into a non-exclusive six month consulting agreement with Creston Capital (“Consultant”). The Company is intending to raise capital, in which Consultant will be assisting and earning a consultant fee of up to 10% (ten percent) of the gross proceeds raised in a Financing consummated by the Company with any Financier introduced to the Company by Consultant, provided that such introduction was made during the Term and in the event that there are no other fees or commissions payable by the Company to the source(s) of capital who may arrange and/or participate in such financing, but who were introduced by the Consultant.

	c.	On November 9, 2010, the Company granted 100,000 stock options to an advisor of the Company exercisable at $0.20 per share.

	d.	On November 19, 2010, the Company issued 100,000 common stocks to Mercury Media pursuant to the Media Relation Agreement (See Note 11 (g)).

	e.	On November 22, 2010, the Company issued 62,500 common stocks in connection with the settlement of debt of $9,375.

	f.	See Note 6.

We have evaluated events subsequent to August 31, 2010, through the date the financial statements were issued, and determined that no events have occurred that require adjustment of or disclosure in the consolidated financial statements, other than as disclosed above.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.	Controls and Procedures

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

As of August 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with our Company	Age	Or Appointed
Robert McAllister	President	50	November 2007
	and
	Director		April 14, 2008
Gerald Carlson	Director	62	March 2005
Chris Bunka	Chairman, Director and Chief Executive Officer	49	November 2004
Bal Bhullar	Chief Financial Officer	41	October 9, 2009
Mark Snyder	Chief Technical Officer	57	October 9, 2009

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

Mr. Chris Bunka, Chief Executive Officer, Chairman and Director

Mr. Chris Bunka has served as one of our directors since November 2004. Mr. Bunka has devoted approximately 25% of his professional time to the business and intends to continue to devote this amount of time in the future, or more as required.

Since 1988, Mr. Bunka has been the CEO of CAB Financial Services Ltd., a private holding company located in Kelowna, Canada. He is a venture capitalist, corporate consultant, and former business and investment commentator.

From 1999 to 2002, Mr. Bunka was the President and CEO of Secure Enterprise Solutions (symbol SETP-OTC) (formerly Newsgurus.com, symbol NGUR-OTC). The company subsequently changed its name to Edgetech Services and traded on the OTC with the symbol EDGH. Newsgurus.com was a web-based media company. Secure Enterprise Solutions moved into Internet-based computer security products and services and was subsequently purchased by Edgetech Services. Mr Bunka is also Chairman and CEO of Lexaria Corp, (symbol LXRP-OTC and LXX-CNSX) an oil & gas exploration and production company. Mr. Bunka is a director of Defiance Capital Corp. (symbol DEF-TSXV), a Canadian resource company.

Ms. Bal Bhullar, Chief Financial Officer

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

Mr. Mark Snyder, Chief Technical Officer

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
						Non-Equity
						Incentive	Nonqualified	All
						Plan	Deferred	Other
Name				Stock	Option	Compensa-	Compensation	Compensa-
and Principal		Salary	Bonus	Awards	Awards	tion	Earnings	tion	Total
Position	Year	($)	($)	($)	(#)	($)	($)	($)	($)
Robert
McAllister(1)	2010	$62,900	Nil	Nil	300,000	Nil	Nil	Nil	$62,900
President and	2009	$52,200	Nil	Nil	Nil	Nil	Nil	Nil	$52,200
Director	2008	$18,000	Nil	Nil	150,000	Nil	Nil	Nil	$18,000
Gerald Carlson	2010
(2)	2009	Nil	Nil	Nil	150,000	Nil	Nil	Nil	Nil
Director and	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former		$6,000	Nil	Nil	50,000	Nil	Nil	$1,590	$7,590
President
Chris Bunka

Chief Executive	2010	$60,000	(3)	Nil	Nil	300,000	Nil	Nil	$10,628	$70,628
Officer,	2009	$45,000	(3)	Nil	Nil	Nil	Nil	Nil	$42,608	$87,607
Director and	2008	Nil		Nil	Nil	150,000	Nil	Nil	$25,130	$25,130
Former Chief
Financial
Officer
Bal Bhullar	2010	$43,916		Nil	Nil	200,000	Nil	Nil	Nil	$43,916
Chief Financial	2009	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil
Officer	2008	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil
Mark Snyder	2010	11,000		Nil	Nil	200,000	Nil	Nil	$8,815	$19,815
Chief Technical	2009	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil
Officer	2008	Nil		Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	On November 30, 2007, Mr. McAllister was appointed as our President and on April 14, 2008 he was appointed as a director.

(2)	On November 30, 2007, Mr. Carlson resigned as our President but remained a director of our company.

(3)	Salary compensation for Chris Bunka is accrued fees.

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

On December 1, 2008, the Company entered into a consulting agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia. CAB Financial Services is a consulting company controlled by the chairman of the board and the chief executive officer of the Company. A fee of $5,000 per month is accrued. We may terminate this agreement without prior notice based on a number of conditions. CABFinancial Services Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

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

On August 23, 2010, the Company entered into a consulting agreement with the Senior Vice-President, Business Development for $3,125 per month.

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

On August 23, 2010, the Company granted 150,000 stock options to an executive of the Company with the exercise price of $0.20, which are vested 50% on August 23, 2010 and 50% on August 23, 2011 and expires on August 23, 2015.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
		OPTION AWARDS						STOCK AWARDS
Name	Number of	Number of	Equity	Option		Option	Number	Market	Equity	Equity
(a)	Securities	Securities	Incentive	Exercise		Expiration	of Shares	Value of	Incentive	Incentive
	Underlying	Underlying	Plan	Price		Date	or Units	Shares	Plan	Plan
	Unexercised	Unexercised	Awards:	($)		(f)	of Stock	or Units	Awards:	Awards:
	Options	Options	Number of	(e)			That	of Stock	Number of	Market or
	(#)	(#)	Securities				Have Not	That	Unearned	Payout
	Exercisable	Unexercisable	Underlying				Vested	Have	Shares,	Value of
	(b)	(c)	Unexercised				(#)	Not	Units or	Unearned
			Unearned				(g)	Vested	Other	Shares,
			Options					($)	Rights	Units or
			(#)					(h)	That	Other Rights
			(d)						Have Not	That Have
									Vested	Not Vested
									(#)	(#)
									(i)	(j)
Robert McAllister	112,500	37,500		$0.20	(1)	2012/12/14
	100,000			$0.10		2014/10/22
	200,000			$0.10		2014/12/30
Gerald Carlson	37,500	12,500		$0.20	(1)	2012/12/14
	100,000			$0.10		2014/10/22
	50,000			$0.10		2014/12/30
Chris Bunka	112,500	37,500		$0.20	(1)	2012/12/14
	100,000			$0.10		2014/10/22
	200,000			$0.10		2014/12/30
Bal Bhullar	100,000			$0.10		2014/10/22
	100,000			$0.10		2014/12/30
Mark Snyder	100,000			$0.10		2014/10/22
	100,000			$0.10		2014/12/30

(1) On October 22, 2009, the exercise price was changed from $0.70 to $0.20.

Option Exercises

During our fiscal year ended August 31, 2010 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 25, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership	of Class
Gerald Carlson	530,240(1)	2.89%
Vancouver, British Columbia, Canada
Chris Bunka	3,594,166(2)	19.62%
Kelowna, British Columbia, Canada
Robert McAllister	2,527,500(3)	13.80%
Kelowna, British Columbia, Canada
Bal Bhullar	202,000(4)	1.10%
Vancouver, British Columbia, Canada
Mark Snyder	700,000(5)	3.82%
California, USA
Gladys Jenks	1,268,750	6.93%
Gabriola, Island British Columbia
Morgan Bunka	1,050,000	5.73%
Kelowna, British Columbia
Britcliffe Financial Group Inc	1,000,000	5.46%
Panama City, Panama
Directors and Executive Officers as a Group (5 people) (6)

(1)	Includes 37,500 and 150,000 options which are exercisable at $0.20 and $0.10.

(2)

Includes 1,898,333 shares held and 333,333 warrants exercisable at $0.30 in the name of C.A.B. Financial Services and 200,000 shares held in 0743608 BC Ltd for which Chris Bunka is the sole beneficiary. Includes 112,500 and 300,000 options which are exercisable at $0.20 and $0.10.

(3)	Includes 112,500 and 300,000 options which are exercisable at $0.20 and $0.10.

(4)	Includes 1,000 warrants exercisable at $0.30 and 200,000 options which are exercisable at $0.10.

(5)	Includes 200,000 options which are exercisable at $0.10 and 500,000 shares in the name of GSWPS for which Mark Snyder is the majority shareholder.

(6)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 25, 2010. As of November 25, 2010, there were 15,872,740 shares of our Company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

For the year ended August 31, 2010, the Company was party to the following related party transactions:

  Paid / accrued $62,900 (August 31, 2009: $52,200) to the President of the Company in consulting fees.

  Paid / accrued $66,717 (August 31, 2009: $82,207) and $3,911 (August 31, 2009: $5,401); of consulting fees and office rent, respectively, to a company controlled by a Director/CEO of the Company.

  Paid $43,916 (August 31, 2009: $Nil) in consulting fees to a company controlled by the CFO of the Company.

  Paid $11,000 (May 31, 2009: $Nil) in consulting fee to an Officer of the Company.

  Paid / accrued $8,815 in cost of renewal energy service to an executive officer of the Company and a company controlled by the executive officer.

Director Independence

We currently act with three (3) directors, consisting of Christopher Bunka, Robert McAllister and Gerald Carlson. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2010 and for fiscal year ended August 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2010	August 31, 2009
Audit Fees	19,000	17,350
Audit Related Fees	19,481	12,650
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	38,481	30,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Chang Lee LLP for the fiscal years ended August 31, 2010 and August 31, 2009 in connection with statutory and regulatory filings or engagements.

Audit related Fees. There were $19,000 audit related fees paid to Chang Lee LLP for the fiscal year ended August 31, 2010 and $17,350 for the fiscal year ended August 31, 2009.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2010and August 31, 2009, we did not use Chang Lee LLP for non-audit professional services or preparation of corporate tax returns.

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
Date: November 27, 2010.

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 27, 2010.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 27, 2010.

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 27, 2010.

By: /s/ Chris Bunka
Chris Bunka
Chairman, Director and Chief Executive Officer
Date: November 27, 2010.