Form 10-Q
period 2010-11-30
Enertopia Corp.
filed 2011-01-14
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [   ] YES  [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [   ] YES  [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 15,872,740 common shares issued and outstanding as of November 30, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended November 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30,	August 31,
	2010	2010

ASSETS

Current
Cash and cash equivalents	$34,767	$34,506
Owned securities (Note 4)	264,456	343,074
Accounts receivable	21,345	16,903
Prepaid expenses and deposit	5,927	4,191
Assets held for sale (Note 6)	-	100,000
Total current assets	326,495	498,674

Non-Current
Long term investment - Pro Eco & GSWPS (Note 5)	225,886	220,986
Total Assets	$552,381	$719,660

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$36,583	$27,035
Promissory notes - related party (Note 7)	50,000	50,000
Due to related parties (Note 8)	83,160	72,909
Total Current Liabilities	169,743	149,944

Promissory notes - related party (Note 7)	139,844	139,844
	309,587	289,788
STOCKHOLDERS' EQUITY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
15,872,740 common shares at November 30, 2010 and August 31,2010:15,710,240	15,872	15,710
Additional paid-in capital	4,676,323	4,632,777
Deficit accumulated during the exploration stage	(4,449,401)	(4,218,614)
Total Stockholders' Equity	242,794	429,873
Total Liabilities and Stockholders' Equity	$552,381	$719,660

The accompanying notes are an integral part of these consolidated financial statements

F1

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO NOVEMBER 30, 2010
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	-	-	$-	$-	$-	$-
Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	$5,468	103,882	-	-	109,350
Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750
Stock to be issued	125,000	-	37,375	125	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917
Stock issued on September 29, 2005	-	125	-	(125)	-	-
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826
Units issued for cash at $0.50 per unit to related parties on March 6, 2007	92,740	93	163,236			163,329
(included stock based compensation of $116,959)
Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)
Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)
Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124
Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410
Stock-based compensation	-	-	35,780	-	-	35,780
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233
Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547
Imputed interest for non-interest bearing loan			2,442			2,442
Stock-based compensation			78,858			78,858
Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500			125,000
Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068			83,625
Gain on settlement of the amount due to related parties			34,542			34,542
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)
Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	(4,218,614)	429,873
Imputed interest for non-interest bearing loan			1,758			1,758
Debt settlement @$0.15 per unit	62,500	62	9,313			9,375
Debt settlement @$0.15 per unit	100,000	100	14,900			15,000
Stock-based compensation			17,575			17,575
Comprehensive income (loss):
(Loss) for the period					(230,787)	(230,787)
Balance, November 30, 2010	15,872,740	15,872	4,676,323	-	(4,449,401)	242,794

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			NOVEMBER 24, 2004
	THREE MONTHS ENDED		TO
	November 30,	November 30,	November 30,
	2010	2009	2010

Revenue
Non-renewal energy - natural gas and oil revenue	$-	$254	$374,342
Renewal energy - service revenue	-	-	11,607

	-	254	385,950
Cost of revenue
Non-renewal energy:
Natural gas and oil operating costs and royalties	-	-	141,197
Depletion	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	293,436
Renewal energy	1,187	-	34,156

	1,187	-	767,278

Gross Profit	(1,187)	254	(381,328)

Expenses
Accounting and audit	30,976	20,010	269,443
Advertising and Promotions	586	-	22,964
Bank charges and interest expense	3,444	1,237	34,049
Consulting	84,314	60,036	866,968
Exploration costs and option payment	-	-	318,292
Fees and dues	4,923	6,532	67,259
Insurance	6,498	2,067	30,025
Investor relations	-	990	26,005
Legal	2,768	2,534	156,494
Office and miscellaneous	1,594	(1,128)	41,039
Rent	3,750	1,447	55,884
Telephone	811	959	9,147
Training and Conferences	-	1,317	10,248
Travel	5,719	1,928	41,998

Total expenses	145,383	97,927	1,949,815

(Loss) for the period before other items	(146,570)	(97,673)	(2,331,143)

Other income (expense)
Interest income	-	-	9,433
Others	-	-	25,732
Equity interest pick up	(5,599)	(1,217)	(16,112)
Loss on owned securities	(78,618)	-	444,357
Write down of oil and gas properties	-	-	(3,344,372)

Income (loss) before income taxes	(230,787)	(98,889)	(5,212,105)

Income tax recovery - deferred	-		762,704

Net Income (loss) for the period	$(230,787)	$(98,889)	$(4,449,401)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	15,733,729	14,652,740

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (fomerly Golden Aria Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	THREE MONTHS ENDED		TO
	November 30,	November 30,	November 30,
	2010	2009	2010
Cash flows used in operating activities

Net Income (loss)	$(230,787)	$(98,889)	$(4,443,801)

Changes to reconcile net loss to net cash used in operating activities
Stock based compensation	41,950	15,901	368,429
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,437
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	-	-	3,344,371
Gain on owned securities	78,618	-	(444,358)
Equity pick-up	5,599	1,216	10,515
Imputed interest	1,758	811	19,154
Income tax recovery	-	-	(762,704)
Others	-	-	-

Change in non-cash working capital items:
Accounts receivable	(4,442)	6,464	(10,637)
Prepaid expenses and deposit	(1,736)	2,067	18,358
Accounts payable and accrued liabilities	9,510	15,616	8,663
Due to related parties	10,251	26,887	54,489
Net cash (used in) operating activities	(89,239)	(29,929)	(1,208,096)

Cash flows from (used in) investing activities

Oil and gas properties acquisition and divestment	100,000	(45,000)	(245,180)
Proceeds from sale of oil and gas interests	-	-	421,545
Mineral resource properties acquisition	-	-	(1)
Investment in GSWPS	(10,500)	-	(72,000)
Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028
Net cash from (used in) investing activities	89,500	(45,000)	260,392

Cash flows from financing activities
Promissory notes - related party	-	-	50,000
Proceeds from issuance of common stock	-	-	923,095
Net cash from financing activities	-	-	973,095

Increase (Decrease) in cash and cash equivalents	261	(74,929)	34,767
Cash and cash equivalents, beginning of period	34,506	282,948	-
Cash and cash equivalents, end of period	$34,767	$208,019	$34,767

Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the quarter ended November 30, 2010 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2010 audited annual consolidated financial statements and notes thereto.

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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $230,787 for the three months ended November 30, 2010 [loss $98,889 for the three months ended November 30, 2009] and as at November 30, 2010 has incurred cumulative losses of $4,449,401 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

3.	SIGNIFICANT ACCOUNTING POLICIES

	a.	Basis of Consolidation

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

The fair values of the common shares of Cheetah Oil & Gas Ltd. and Lexaria Corp. as at November 30, 2010 were $0.08 and $0.22 per share, respectively. The fair values of warrants of Cheetah Oil & Gas Ltd. and Lexaria Corp. as at November 30, 2010 were $0.08 and $0.22 per share, respectively. The above fair values of warrants have been estimated as of November 30, 2010 by using the Black-Scholes option pricing model with the following assumptions:

	Cheetah Oil & Gas Ltd.	Lexaria Corp.
Expected volatility	400.41%	219.53%
Risk-free interest rate	1.21%	1.21%
Expected life	1.50 years	1.50 years
Dividend yield	0.00%	0.00%

5.	LONG TERM INVESTMENT Pro Eco Energy USA Ltd.

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership. The Chairman of the Company is a Director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.

During the three months ended November 30, 2010, the Company recorded an equity loss of $5,599 (2009 – ($1,217)), which resulted in a net investment of $33,726 (August 31, 2010 - $39,325).

Global Solar Water Power Systems Inc.

On November 30, 2010, the Company has purchased 6.88% investment in Global Solar Water Power Systems Inc. (“GSWPS”). This was made by a cash contribution of $72,000 and an issuance of 500,000 shares of Enertopia Corp. at $0.25 for a combined value of $197,000. GSWPS is owned by an executive officer of the Company.

During the quarter ended November 30, 2010, the Company increased the investment in GSWPS by cash contribution of $10,500, which resulted in a net investment of $192,161 (August 31, 2010 - $181,661).

6.	ASSETS HELD FOR SALE / UNPROVEN OIL AND GAS PROPERTIES

During the year ended August 31, 2010, the Company’s oil and gas properties became available for sale as the result of the Company shifted its focus from its non-renewal energy operations to renewal energy plan. Pursuant to ASC 360 “Accounting for the Impairment or Disposal of long-Lived Assets”, the Company reclassified the remaining oil and gas properties to be sold as assets held for sale and recorded at their recoverable amount on August 31, 2010. During the period ended November 30, 2010, the Company received the cash payment of $100,000 from the sale.

Followings are the descriptions and movement of the Company’s remaining oil and gas properties as at November 30, 2010:

Property	August 31, 2010		Additions	Disposal / write		November 30,
				down		2010

Canada	$100,000	$		$(100,000)	$
	$100,000	$		$(100,000)	$

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

On October 25, 2010, the Company disposed the Coteau Lake interests for a cash consideration of $100,000 plus an additional potential payout which shall be based on a 10% profit interest on any and all productive wells drilled on the property up to $150,000. No receivable was recorded as the future potential payout cannot be reasonably determined.

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

On August 31, 2010, the Company wrote off the Glen Park property as the Company had shifted its focus to the renewal energy sector with no intention to further develop this property and the future recoverable amount from this property is not determinable.

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

On November 30, 2010, the disposition date of Belmont Lake, the fair values of Cheetah and Lexaria shares, based on market value, and warrants, using Black-Scholes pricing model, were $59,643 and $204,813 respectively.

On May 31, 2010, the Company settled the amount due to related parties into two promissory notes of $80,320 (CAD$84,655) and $90,000. Both promissory notes were unsecured, non-interest bearing and due on May 31, 2012 with a present value of $66,006 (CAD$69,480) and $73,838 at an imputed interest rate of 12% per annum upon the settlement. In connection with the settlement of the amount due to related parties, the Company recorded $34,542 in additional paid in capital for the gain on settlement of debt. On August 31, 2010, the two promissory note balances were $66,006 and $73,838, respectively.

On August 23, 2010, the Company entered into an unsecured, one year promissory note of US$50,000 with a 12% interest rate with the Chairman of the Company. The promissory note is due August 23, 2011.

	November 30,	August 31, 2010
	2010
Promissory note of $50,000, interest rate of 12% per annum, uncollateralized and due on August 23, 2011	50,000	50,000
Promissory note of $80,320, non-interest bearing, uncollateralized and due on May 31, 2012	66,006	66,006
Promissory note of $90,000, non-interest bearing, uncollateralized and due on May 31, 2012	73,838	73,838
	189,844	189,444
Less: current maturities	50,000	50,000
	139,844	139,844

Maturities are as follows:

Quarter ended November 30,
2011	50,000
2012	139,844
189,844

8.	RELATED PARTIES TRANSACTION

For the three months ended November 30, 2010, the Company was party to the following related party transactions:

  Paid / accrued $15,900 (November 30, 2009: $15,300) to the President of the Company in consulting fees.

  Paid / accrued $15,000 (November 30, 2009: $22,017) and $Nil (November 30, 2009: $1,447); of consulting fees and office rent, respectively, to a company controlled by a Director/CEO of the Company.

  Paid $14,687 (August 31, 2009: $4,383) in consulting fees to a company controlled by the CFO of the Company.

  Paid $3,000 (November 30, 2009: $Nil) in consulting fee to an Officer of the Company.

  Paid / accrued $10,500 fees related to an ongoing stock purchase agreement of a renewable energy company (GSWPS) to an executive officer of the Company and a company controlled by the executive officer.

  Paid / accrued $9,375 (November 30, 2009: $Nil) in consulting fee to the Senior VP, Business Development.

  See Notes 5, 7 and 11.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties. On November 30, 2010, an amount due to related parties are unsecured, non-interest bearing and due on demand.

For the quarter ended November 30, 2010, the Company recorded imputed interest of $1,758 in connection with non-interest bearing amounts owed to related parties which has been recorded in additional paid-in capital.

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

On November 19, 2010, the Company issued 100,000 common shares to Mercury Media pursuant to the Media Relation Agreement (See Note 11 (g)) for services at $0.15 per common share.

On November 22, 2010, the Company issued 62,500 common shares in connection with the settlement of debt of $9,375 at a price of $0.15 per common share pursuant to consulting agreement (See Note 11 (h)).

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

On December 30, 2009, the Company adopted the 2010 Equity Incentive Plan that was ultimately approved at the Annual General Meeting that occurred on February 5, 2010.

On December 30, 2009, the Company granted 650,000 stock options to directors and officers of the Company with the exercise price of $0.10 per share, expiring over 5 years. These options vested immediately.

On March 5, 2010, the Company granted 100,000 stock options to a consultant of the Company with the exercise price of $0.20, which vested 50% on March 5, 2010 and 50% on August 31, 2010 and expires on March 5, 2015.

On May 14, 2010, the Company dismissed certain directors and consultants by which 125,000 unvested stock options were cancelled on May 14, 2010 and 377,500 vested stock options expired on August 14, 2010.

On August 23, 2010, the Company granted 150,000 stock options to an executive of the Company with the exercise price of $0.20, which are vested 50% on August 23, 2010 and 50% on August 23, 2011 and expires on August 23, 2015.

On November 9, 2010, the Company granted 100,000 stock options to an advisor of the Company exercisable at $0.20 per share.

On November 15, 2010, the Company dismissed a consultant by which 50,000 unvested options were cancelled on November 15, 2010 and 50,000 vested stock options will be expired on February 15, 2011.

For the quarter ended November 30, 2010, the Company recorded $17,575 (November 30, 2009 – $15,901) for stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the quarter ended November 30, 2010 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2010	1,790,000	$0.14
Granted	100,000	$0.20
Cancelled	50,000	$0.20
Balance, November 30, 2010	1,840,000	$0.19

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Period ended November 30, 2010
Expected volatility	149.13%
Risk-free interest rate	2.58%
Expected life	5.00 years
Dividend yield	0.00%

A summary of weighted average fair value of stock options granted during the period ended November 30, 2010 is as follows:

	Weighted	Weighted
	Average	Average
	Exercise Price	Fair Value
Exercise price is more than the market price at grant date:	$0.20	$0.15

The Company has the following options outstanding and exercisable.

November 30, 2010		Options outstanding		Options exercisable
		Weighted	Weighted		Weighted
		average	Average		Average
	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life

$0.10	500,000	3.89 years	$0.10	500,000	$0.10
$0.10	650,000	4.08 years	$0.10	650,000	$0.10
$0.20	390,000	2.03 years	$0.20	292,500	$0.20
$0.20	50,000	4.25 years	$0.20	50,000	$0.20
$0.20	150,000	4.73 years	$0.20	75,000	$0.20
$0.20	100,000	4.98 years	$0.20	100,000	$0.20

	1,840,000	3.70 years	$0.19	1,667,500	$0.19

11.	COMMITMENTS – OTHER

(a)	The Company has a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$500 plus HST per month.

(b)

The Company has a consulting agreement with CAB Financial Services Ltd. (‘CAB’), a corporation organized under the laws of the Province of British Columbia. CAB is a consulting company controlled by the chairman of the board and chief executive officer of the Company. CAB Financial Services Ltd. is to provide management consulting services for $5,000 per month plus HST on a continuing basis.

(c)	The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $5,000 per month plus HST on a continuing basis.

(d)

On October 9, 2009, the Company entered into consulting agreement with BKB Management Ltd., a corporation organized under the laws of the Province of British Columbia. BKB Management Ltd. is a consulting company controlled by the chief financial officer of the Company. BKB Management provides management consulting services for CAD$4,500 per month plus HST.

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

(g)

On March 12, 2010, the Company entered into a Media Relations Agreement (the “Agreement) with Mercury Media. The term of the Agreement is for an initial period of 12 (twelve) months with a consideration of 25,000 common restricted shares of stock paid each quarter, effective beginning the date of signing and paid in advance of each quarter. Thus it would be expected that additional payments of 25,000 shares of restricted common stock will be payable on each of June 12, 2010, September 12, 2010, and December 12, 2010 if this Agreement is not terminated prior to its natural term. As at November 30, 2010, the Company has issued total 100,000 common shares and recorded $3,750 consulting fees for the related fair value of 25,000 common shares being issued in advance.

(h)	On August 23, 2010, the Company entered into a consulting agreement with the Senior Vice-President, Business Development for $3,125 per month.

(i)

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

13.	COMPARATIVE FIGURES

Certain 2010 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2011.

14.	SUBSEQUENT EVENTS

We have evaluated events subsequent to November 30, 2010, through the date the financial statements were issued, and determined that no events have occurred that require adjustment of or disclosure in the consolidated financial statements, other than as disclosed.

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

The Company is a renewable energy company that is pursuing business opportunities in several cleantech sectors, including: Solar PV (Photovoltaic), Solar Thermal (Hot Water), Energy Retrofits and Recovery, and Solar powered Filtered Drinking Water. The Company currently has oil and gas resources properties and the Company intends to dispose of those assets in the near future.

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

Our Current Business

The Company is a renewable energy company that is pursuing business opportunities in several cleantech sectors, including: Solar PV (Photovoltaic), Solar Thermal (Hot Water), Energy Retrofits and Recovery, and Solar powered Filtered Drinking Water. The Company currently has oil and gas resources properties and the Company intends to dispose of those assets in the near future.

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

On October 25, 2010 Company disposed of the Coteau Lake interests for cash consideration of $100,000 plus an additional potential payout which shall be based on a 10% profit interest on any and all productive wells drilled on the property, up to $150,000. No receivable was recorded as the future potential payout cannot be reasonably determined.

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

On August 31, 2010, the Company had written off the Glen Park property as the Company has shifted its focus to the renewal energy sector with no intention to further develop this property and the future recoverable amount from this property is not determinable.

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

The Company has signed a non binding letter of intent (“LOI”) with a potential client to design and build an energy recovery and retrofit system, which LOI has since expired. It is unknown whether project financing can be obtained to build this project.

Equity Investment in Global Solar Water Power Systems Inc.

Effective February 28, 2010, we entered into an asset and share purchase agreement with Mr. Mark Snyder to acquire up to 20% ownership of Global Solar Water Power Systems Inc. (“GSWPS”), a private company beneficially owned by Mark Snyder, our company’s Chief Technical Officer. GSWPS owns certain technology invented and developed by Mark Snyder for the design and manufacture of certain water filtration equipment. Under the terms of the agreement, we may acquire up to a 20% equitable ownership interest in GSWPS payable as follows:

(a)	for the initial 10% equity interest, by the issuance of 500,000 restricted shares of our common stock at a deemed price of US $0.20 per share, payable within 10 days of signing the agreement (paid);
(b)	for the initial 10% equity interest, cash payments and/or deferred commissions totaling $150,000 payable in installments of $3,500 per month (payment ongoing);
(c)	for the additional 10% equity interest, the issuance of 500,000 restricted shares of our common stock at any time up to December 31, 2011; and
(d)

for the additional 10% equity interest, cash payments and/or deferred commissions totaling $250,000 paid a minimum of $3,500 per month and beginning not later than December 31, 2011, as further described in the agreement.

Pursuant to the terms of the agreement, GSWPS is required to pay to us our proportionate interest in any after tax profits on a quarterly basis. Our management obtained an independent valuation dated February 5, 2010 in support of the value ascribed to the proposed equity interest in GSWPS. As at November 30, 2010, we have paid $72,000 in US dollars and issued 500,000 restricted shares of our common stock, following which we have acquired a 6.88% equity interest in GSWPS.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending November 30, 2011 other than office computers, furnishings, and communication equipment as required.

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

On August 23, 2010, the Company entered into a consulting agreement with the Senior Vice-President of Business Development for $3,125 per month.

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

Results of Operations – Three Months Ended November 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2010, which are included herein.

Our operating results for the three months ended November 30, 2010, for the three months ended November 30, 2009 and the changes between those periods for the respective items are summarized as follows:

				Change Between
				Three Month Period
		Three Months Ended	Three Months Ended	Ended
		November 30,	November 30,	November 30, 2010
		2010	2009	and November 30, 2009
Revenue	$	Nil	$254	$(254)
Other income/expenses		(84,217)	(1,217)	(83,000)
General and administrative		145,383	97,927	47,456
Interest expense		3,444	1,237	2,207
Write down in carrying value of oil and gas properties		Nil	Nil	Nil
Consulting fees		84,314	60,036	24,278
Cost of revenue		1,187	Nil	1,187
Professional Fees		33,744	22,544	11,200
Net loss		(230,787)	(98,889)	(131,898)

Our accumulated losses increased to $4,449,401 as of November 30, 2010. Our financial statements report a net loss of $230,787 for the three-month period ended November 30, 2010 compared to a net loss of $98,889 for the three-month period ended November 30, 2009. Our losses have increased primarily as a result of a decrease in value for the marketable securities held for sale as well as an increase in consulting fees, travel, and professional fees compared to the previous period.

As at November 30, 2010, we had $169,743 in current liabilities. Our net cash used in operating activities for the three months ended November 30, 2010 was $89,239 compared to $29,929 used in the three months ended November 30, 2009.

Our total liabilities as of November 30, 2010 were $309,587 as compared to total liabilities of $289,788 as of August 31, 2010. The increase is primarily due to the accounts payable and amounts due to related parties.

Liquidity and Financial Condition

Working Capital

	At	At August
	November
	30,	31,
	2010	2010
Current assets	$326,495	$498,674
Current liabilities	169,743	149,944
Working capital	$156,752	$348,730

Cash Flows

	Three Months Ended
	November	November
	30, 2010	30, 2009
Cash flows (used in) operating activities	$(89,239)	$(29,929)
Cash flows (used in) investing activities	89,500	(45,000)
Cash flows provided by (used in) financing activities	Nil	Nil
Net increase (decrease) in cash during period	$261	$(74,929)

Operating Activities

Net cash used in operating activities was $89,239 in the three months ended November 30, 2010 compared with net cash used in operating activities of $29,929 in the same period in 2009. The increase in cash used is mostly from increased consulting fees, travel, and increased professional fees.

Investing Activities

Net cash provided in investing activities was $89,500 in the three months ended November 30, 2010 compared to net cash used by investing activities of $45,000 in the same period in 2009. The increase of cash from investing activities is mainly attributable to the sale of Coteau Lake property.

Financing Activities

Net cash provided by financing activities was $Nil in the three months ended November 30, 2010 compared to $Nil in the same period in 2009.

Revenue comparisons for the Quarter ended November 30, 2010 compared to the quarter ended November 30, 2009

For the three-month period ended November 30, 2010, the Company had $Nil in revenues compared to $254 in revenues for the same three-month period in the prior year. The Company has generated $385,950 in revenues from inception on November 24, 2004 to November 30, 2010.

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

As of November 30, 2010, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
13/01/2011

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
13/01/2011