Form 10-Q
period 2011-02-28
Enertopia Corp.
filed 2011-04-14
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

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

24,179,865 common shares issued and outstanding as of April 12, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended February 28, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 28	August 31,
	2011	2010

ASSETS

Current
Cash and cash equivalents	$23,005	$34,506
Owned securities (Note 4)	288,929	343,074
Accounts receivable	28,021	16,903
Prepaid expenses and deposit	9,602	4,191
Assets held for sale (Note 6)	-	100,000
Total current assets	349,557	498,674

Non-Current
Long term investment - Pro Eco & GSWPS (Note 5)	226,007	220,986
Acquisition cost for mineral property (Note 7)	7,500	-
Total Assets	$583,064	$719,660

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$55,633	$27,035
Promissory notes - related party (Note 8)	50,000	50,000
Due to related parties (Note 9)	89,808	72,909
Total Current Liabilities	195,440	149,944

Promissory notes - related party (Note 8)	153,238	139,844
Deferred tax liability	-	-
	348,678	289,788
STOCKHOLDERS' EQUITY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
14,872,740 common shares at February 28, 2011 and August 31,2010:15,710,240	14,872	15,710
Additional paid-in capital	4,798,239	4,632,777
Shares Subscriptions Received	91,438	-
Deficit accumulated during the exploration stage	(4,670,163)	(4,218,614)
Total Stockholders' Equity	234,386	429,873
Total Liabilities and Stockholders' Equity	$583,064	$719,660

The accompanying notes are an integral part of these consolidated financial statements

F1

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO FEBRUARY 28, 2011
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350
Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750
Stock to be issued	125,000	-	37,375	125	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917
Stock issued on September 29, 2005	-	125	-	(125)	-	-
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826
Units issued for cash at $0.50 per unit to related parties on March 6, 2007	92,740	93	163,236			163,329
(included stock based compensation of $116,959)
Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)
Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)
Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124
Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410
Stock-based compensation	-	-	35,780	-	-	35,780
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233
Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547
Imputed interest for non-interest bearing loan			2,442			2,442
Stock-based compensation			78,858			78,858
Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500			125,000
Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068			83,625
Gain on settlement of the amount due to related parties			34,542			34,542
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)
Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	(4,218,614)	429,873
Debt settlement at $0.15 per share	62,500	63	9,313			9,376
Debt settlement at $0.15 per share	100,000	100	14,900			15,000
Stock-based compensation			140,248			140,248
Share subscriptions received				91,438		91,438
Common shares cancelled	(1,000,000)	(1,000)	1,000			-
Comprehensive income (loss):
(Loss) for the period					(451,549)	(451,549)
Balance, February 28, 2011	14,872,740	14,873	4,798,238	91,438	(4,670,163)	234,386

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					NOVEMBER 24, 2004
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	February 28,	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010	2011

Revenue
Non-renewal energy - natural gas and oil revenue	$-	$-	$-	$254	$374,342
Renewal energy - service revenue	-		-	-	11,607

	-	-	-	254	385,950
Cost of revenue
Non-renewal energy:
Natural gas and oil operating costs and royalties	-	-	-	-	141,197
Depletion	-	-	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	-	-	293,436
Renewal energy (cost recovery)	(7,814)	-	(6,628)	-	26,341

	(7,814)	-	(6,628)	-	759,464

Gross Profit	7,814	-	6,628	254	(373,514)

Expenses
Accounting and audit	11,169	3,604	42,145	23,613	280,611
Sales & Marketing	846		846	-	846
Advertising & Promotions	603	1,182	1,188	1,182	23,566
Bank charges and interest expense	14,892	1,214	17,083	2,450	47,688
Consulting	184,008	87,206	268,323	147,241	1,050,976
Exploration costs and option payment	-	-	-	-	318,292
Fees and dues	10,633	2,483	15,556	9,015	77,891
Insurance	2,095	2,066	8,593	4,133	32,120
Investor relations	-	11,850	-	12,840	26,005
Legal an professional	11,144	16,871	13,911	19,405	167,637
Office and miscellaneous	(1,615)	174	1,233	(954)	40,678
Rent	3,454	1,488	7,205	2,935	59,338
Telephone	1,636	485	2,446	1,444	10,783
Training & Conferences	-	1,476	-	2,793	10,247
Travel	3,805	4,465	9,524	6,393	45,805

Total expenses	242,670	134,564	388,053	232,491	2,192,483

(Loss) for the period before other items	(234,856)	(134,564)	(381,425)	(232,237)	(2,566,418)

Other income (expense)
Interest income	-	-	-	-	9,433
Others	-	-	-	-	25,732
Equity interest pick up	(10,380)	(1,077)	(15,979)	(2,293)	(26,494)
Gain on owned securities	24,474		(54,145)	-	468,831
Write down of oil and gas properties	-	-	-	-	(3,344,372)

Income (loss) before income taxes	(220,762)	(135,641)	(451,549)	(234,530)	(5,432,867)

Income tax recovery - deferred	-	-	-	-	762,704

Net Income (loss) for the period	$(220,762)	$(135,641)	$(451,549)	$(234,530)	$(4,670,163)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	15,228,296	14,658,358	15,481,511	14,656,041

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24,
			2004
	SIX MONTHS ENDED		TO
	February 28,	February 28,	February 28,
	2011	2010	2011
Cash flows used in operating activities

Net Income (loss)	$(451,549)	$(234,530)	$(4,670,583)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	140,248	51,473	476,102
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,437
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	-	-	3,344,371
Gain on owned securities	54,145	-	(468,831)
Equity pick-up	15,979	2,293	26,494
Imputed interest	13,393	1,613	30,789
Income tax recovery	-	-	(762,704)
Other noncash activities	6,320	-	6,320
Change in non-cash working capital items:
Accounts receivable	(11,118)	5,002	(17,313)
Prepaid expenses and deposit	(5,410)	1,283	15,103
Accounts payable and accrued liabilities	46,652	(715)	45,767
Due to related parties	16,901	51,222	61,139

Net cash (used in) operating activities	(174,439)	(122,359)	(1,283,921)

Cash flows from (used in) investing activities

Oil and gas properties (acquisition) divestment	100,000	(45,392)	(245,180)
Proceeds from sale of oil and gas interests	-	-	421,545
Mineral resource properties acquisition	(7,500)	-	(7,500)
Investment in GSWPS	(21,000)	(40,500)	(82,500)
Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028

Net cash from (used in) investing activities	71,500	(85,892)	242,392

Cash flows from financing activities
Promissory notes - related party	-	-	50,000
Proceeds from subscriptions received	91,438	-	1,014,533

Net cash from financing activities	91,438	-	1,064,533

Increase (Decrease) in cash and cash equivalents	(11,501)	(208,251)	23,005

Cash and cash equivalents, beginning of period	34,506	282,948	-

Cash and cash equivalents, end of period	$23,005	$74,697	$23,005
Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-
Stock issued for services and debt settlement	$24,375	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the quarter ended February 28, 2011 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2010 audited annual consolidated financial statements and notes thereto.

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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $451,549 for the six months ended February 28, 2011 [loss $234,530 for the six months ended February 28, 2010] and as at February 28, 2011 has incurred cumulative losses of $4,670,163 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

Owned securities include, 375,000 common shares and 375,000 warrants of Cheetah Oil & Gas Ltd. and 499,893 common shares and 499,893 warrants of Lexaria Corp, obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value. The Chairman of the Company is a Director and Officer of Lexaria Corp; and the President of the Company is a Director and Officer of Cheetah Oil & Gas Ltd.

The fair values of the common shares of Cheetah Oil & Gas Ltd. and Lexaria Corp. as at February 28, 2011 were $0.09 and $0.26 per share, respectively. The fair values of warrants of Cheetah Oil & Gas Ltd. and Lexaria Corp. as at February 28, 2011 were $0.08 and $0.19 per share, respectively. The above fair values of warrants have been estimated as of February 28, 2011 by using the Black-Scholes option pricing model with the following assumptions:

	Cheetah Oil & Gas Ltd.	Lexaria Corp.
Expected volatility	362.37%	175.92%
Risk-free interest rate	1.79%	1.79%
Expected life	1.25 years	1.25 years
Dividend yield	0.00%	0.00%

5.	LONG TERM INVESTMENT Pro Eco Energy USA Ltd.

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership. The Chairman of the Company is a director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.

During the six months ended February 28, 2011, the Company recorded an equity gain of $4,060 (2010 – ($3,504)), which resulted in a net investment of $43,385 (August 31, 2010 - $39,325).

Global Solar Water Power Systems Inc.

On February 28, 2011, the Company has purchased 7.3% (August 31, 2010 – 6.46%) investment in Global Solar Water Power Systems Inc. (“GSWPS”). This was made by a cash contribution of $82,500 and an issuance of 500,000 shares of Enertopia Corp. at $0.25 for a combined value of $207,500. GSWPS is owned by an executive officer of the Company.

During the quarter ended February 28, 2011, the Company increased the investment in GSWPS by cash contribution of $10,500, which resulted in a net investment of $182,621 (August 31, 2010 - $181,661). During the six months ended February 28, 2011, the Company recorded an equity loss of 961 (2010 - $4,839).

6.	ASSETS HELD FOR SALE / UNPROVEN OIL AND GAS PROPERTIES

During the year ended August 31, 2010, the Company’s oil and gas properties became available for sale as the result of the Company shifted its focus from its non-renewal energy operations to renewal energy plan. Pursuant to Accounting Standards Codification 360 “Accounting for the Impairment or Disposal of long- Lived Assets”, the Company reclassified the remaining oil and gas properties to be sold as assets held for sale and recorded at their recoverable amount on August 31, 2010. In the quarter ended November 30, 2010, the Company received the cash payment of $100,000 from the sale.

Followings are the descriptions and movement of the Company’s remaining oil and gas properties as at February 28, 2011:

Property	August 31, 2010	Additions	Disposal / write	February 28,
			down	2011

Canada	$100,000	$-	$(100,000)	$-
	$100,000	$-	$(100,000)	$-

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

On February 28, 2011, the fair values of Cheetah and Lexaria shares, based on market value, and warrants, using Black-Scholes pricing model, were $65,417 and $223,512 respectively.

7.	MINERAL PROPERTY

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to the Optionor. On April 11, 2011, the Company signed a Mineral Purchase Option Agreement with Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”) respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, Enertopia is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, Enertopia made aggregate cash payments of $54,150 and issued 500,000 shares to the Optionors. The securities issued in the acquisition are subject to a hold period in Canada expiring on August 12, 2011.

8.	PROMISSORY NOTES

On May 31, 2010, the Company settled the amount due to related parties into two promissory notes of $80,320 (CAD$84,655) and $90,000. Both promissory notes were unsecured, non-interest bearing and due on May 31, 2012 with a present value of $64,031 (CAD$67,486) and $71,747 at an effective interest rate of 12% per annum upon the settlement. In connection with the settlement of the amount due to related parties, the Company recorded $34,542 in additional paid in capital for the gain on settlement of debt. On August 31, 2010, the two promissory note balances were $66,006 and $73,838, respectively.

On August 23, 2010, the Company entered into an unsecured, one year promissory note of US$50,000 with a 12% interest rate with the Chairman of the Company. The promissory note is due August 23, 2011.

	February 28,	August 31, 2010
	2011

Promissory note of $50,000, interest rate of 12% per annum, uncollateralized and due on August 23, 2011	50,000	50,000
Promissory note of $80,320, non-interest bearing, uncollateralized and due on May 31, 2012	75,126	66,006
Promissory note of $90,000, non-interest bearing, uncollateralized and due on May 31, 2012	78,112	73,838
	203,238	189,444
Less: current maturities	50,000	50,000
	153,238	139,844

Maturities are as follows:

Quarter ended February 28,
2011	50,000
2012	153,238
203,238

9.	RELATED PARTIES TRANSACTION

For the six months ended February 28, 2011, the Company was party to the following related party transactions:

  Paid / accrued $22,500 (February 28, 2010: $30,600) to the President of the Company in consulting fees.

  Paid / accrued $32,922 (February 28, 2010: $37,017) and $Nil (February 28, 2010: $2,935); of consulting fees and office rent, respectively, to a company controlled by a Director/CEO of the Company.

  Paid $26,546 (February 28, 2010: $17,775) in consulting fees to a company controlled by the CFO of the Company.

  Paid $6,000 (February 28, 2010; $5,000) in consulting fees to an Officer of the Company.

  Paid / accrued $21,000 fees related to an ongoing stock purchase agreement of a renewable energy company (GSWPS) to an executive officer of the Company and a company controlled by the executive officer.

  Paid / accrued $18,750 (February 28, 2010: $Nil) in consulting fee to the Senior VP, Business Development.

  See Notes 5, 8 and 11.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties. On February 28, 2011, an amount due to related parties are unsecured, non-interest bearing and due on demand.

10.	COMMON STOCK AND WARRANTS

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

During the month of January 2011, 1,000,000 common shares were cancelled by the Company.

11.	STOCK OPTIONS

On October 22, 2009, the Company re-priced the stock options to directors, officers and consultants with the exercise price of $0.20.

The vesting dates of options are as below:

Vesting Dates	Percentage of options granted
December 14, 2007	25%
December 14, 2008	25%
December 14, 2009	25%
December 14, 2010	25%

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

On November 15, 2010, the Company dismissed a consultant by which 50,000 unvested options were cancelled on November 15, 2010 and 50,000 vested stock options expired on February 15, 2011 unexercised.

On February 14, 2011 the Company granted 1,010,000 stock options to directors, officers, and consultants of the Company with the exercise price of $0.15, which are vested immediately and expire on February 14, 2016.

For the quarter ended February 28, 2011, the Company recorded $140,248 (February 28, 2010 – $51,473) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the quarter ended February 28, 2011 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2010	1,790,000	$0.14
Granted	1,110,000	$0.15
Cancelled	100,000	$0.20
Balance, February 28, 2011	2,800,000	$0.14

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Period ended February 28, 2011
Expected volatility	144.19%
Risk-free interest rate	2.61%
Expected life	5.00 years
Dividend yield	0.00%

The Company has the following options outstanding and exercisable.

February 28, 2011		Options outstanding		Options exercisable
		Weighted	Weighted		Weighted
		average	Average		Average
	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
$0.10	500,000	3.64 years	$0.10	500,000	$0.10
$0.10	650,000	3.83 years	$0.10	650,000	$0.10
$0.20	390,000	1.79 years	$0.20	390,000	$0.20
$0.20	150,000	4.48 years	$0.20	75,000	$0.20
$0.20	100,000	4.69 years	$0.20	100,000	$0.20
$0.15	1,010,000	4.96 years	$0.15	1,010,000	$0.15

	2,800,000	3.99 years	$0.14	2,725,000	$0.14

12.	COMMITMENTS – OTHER

(a)	The Company has a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$500 plus HST per month.

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

(d)

On October 9, 2009, the Company entered into consulting agreement with BKB Management Ltd., a corporation organized under the laws of the Province of British Columbia. BKB Management Ltd. is a consulting company controlled by the chief financial officer of the Company. BKB Management provides management consulting services for CAD$4,500 per month plus HST. Effective April 1, 2011, the consulting services are CAD$5,500 per month plus HST.

(e)	On October 9, 2009, the Company entered into a consulting agreement with the chief technical officer of the Company for $1,000 per month.

(f)

On February 28, 2010, the Company entered into an Asset and Share Purchase Agreement with the Company’s chief technical officer - Mr. Mark Snyder to acquire up to 20% ownership interest of GSWPS. As at February 28, 2011, the Company has acquired 7.3% (August 31, 2010 – 6.46%) (see Note 5) with the remaining 13.54% ownership payable by issuance of 500,000 common shares of the Company and cash of $82,500 paid on a minimum monthly basis of $3,500.

(g)

On March 12, 2010, the Company entered into a Media Relations Agreement (the “Agreement) with Mercury Media. The term of the Agreement is for an initial period of 12 (twelve) months with a consideration of 25,000 common restricted shares of stock paid each quarter, effective beginning the date of signing and paid in advance of each quarter. Thus it would be expected that additional payments of 25,000 shares of restricted common stock will be payable on each of June 12, 2010, September 12, 2010, and December 12, 2010 if this Agreement is not terminated prior to its natural term. As at February 28, 2011, the Company has issued total 100,000 common shares.

(h)

On August 23, 2010, the Company entered into a consulting agreement with the Senior Vice-President, Business Development for $3,125 per month. On November 17, 2010, the Company renewed the agreement into a month to month consulting agreement with the Senior Vice-President, Business Development for $3,125.

(i)

On September 8, 2010, the Company entered into a non-exclusive six month consulting agreement with Creston Capital (“Consultant”). The Company is intending to raise capital, in which Consultant will be assisting and earning a consultant fee of up to 10% (ten percent) of the gross proceeds raised in a Financing consummated by the Company with any Financier introduced to the Company by Consultant, provided that such introduction was made during the Term and in the event that there are no other fees or commissions payable by the Company to the source(s) of capital who may arrange and/or participate in such financing, but who were introduced by the Consultant. This agreement expired on February 8, 2011.

(j)

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to the Optionor. On April 11, 2011, the Company signed a Mineral Purchase Option Agreement with Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”) respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, Enertopia is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, Enertopia made aggregate cash payments of $54,150 and issued 500,000 shares to the Optionors. The securities issued in the acquisition are subject to a hold period in Canada expiring on August 12, 2011.

13.	SEGMENTED INFORMATION

The Company’s business is considered as operating in one segment (Canada) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

14.	COMPARATIVE FIGURES

Certain 2010 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2011.

15.	SUBSEQUENT EVENTS

(a)

On March 3, 2011, the Company closed a private placement of 8,729,000 units at a price of CAD$0.10 per unit for gross proceeds of CAD$872,900, US$872,900. Each unit consisted of one common share in the capital of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share in the capital of the Company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20. As per the terms of the Subscription Agreement, the Company grants to the Subscribers a participation right to participate in future offerings of the Company’s securities as to their pro rata shares for a period of 12 months from the closing of the Private Placement (the “Participation Right”). The Company paid broker commissions of $39,200 in cash and issue 392,000 brokers warrants in connection with the private placement to Canaccord Genuity. The Company paid broker commissions of $9,730 in cash and issue 97,300 brokers warrants in connection with the private placement to Wolverton Securities. Proceeds of the Private Placement are intended to be used in part for acquisition of and exploration on the Company’s New Mexico mining project, and for general working capital.

(b)

On March 10, 2011, the Company has granted 150,000 stock options to an Advisor of the Company. The exercise price of the stock options is $0.1.50, which are all vested on immediately and expire on March 10, 2016. At the same time, the Company paid CDN $2,000 on signing.

(c)	On March 16, 2011, the Company issued 78,125 common shares in connection with the settlement of debt of $12,500 at a price of $0.16 per common share pursuant to consulting agreement (See Note 11 (h)).

(d)

On March 16, 2011, the Company has granted 150,000 stock options to an Advisor of the Company. The exercise price of the stock options is $0.18, which are all vested on immediately and expire on March 16, 2016. At the same time, the Company paid $2,000 upon signing.

(e)	On April 6, 2011, the Company entered into a contract for investor relations service with World Talk Radio LLC for 13 weeks period for US $10,000.

(f)	On March 15, 2011, the Company’s exploration advisor resigned from the position.

(g)	On April 11, 2011, the Company issued 500,000 common shares for the closing of the Copper Hills property option agreement.

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

The Company is a renewable energy company that is pursuing business opportunities in several cleantech sectors, including: Solar PV (Photovoltaic), Solar Thermal (Hot Water), Energy Retrofits and Recovery, and Solar powered Filtered Drinking Water. The Company currently has oil and gas resources properties and the Company intends to dispose of those assets in the near future. The Company has also created a new business division that will be dedicated with natural resource acquisitions and exploration.

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

On August 23, 2010, the Company entered into a three month consulting agreement with Tom Ihrke to act as the Company’s Senior Vice-President, Business Development and then on November 17, 2011, the Company entered into a month to month consulting agreement.

Our Current Business

The Company is a renewable energy company that is pursuing business opportunities in several cleantech sectors, including: Solar PV (Photovoltaic), Solar Thermal (Hot Water), Energy Retrofits and Recovery, and Solar powered Filtered Drinking Water. The Company currently has oil and gas resources properties and the Company intends to dispose of those assets in the near future. The Company has also created a new business division that will be dedicated with natural resource acquisitions and exploration.

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

Pursuant to the terms of the agreement, GSWPS is required to pay to us our proportionate interest in any after tax profits on a quarterly basis. Our management obtained an independent valuation dated February 5, 2010 in support of the value ascribed to the proposed equity interest in GSWPS. As at February 28, 2011, we have paid $82,500 in US dollars and issued 500,000 restricted shares of our common stock, following which we have acquired a 7.3% equity interest in GSWPS.

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

Copper Hills Project, New Mexico

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to the Optionor. On April 11, 2011, the Company signed a Mineral Purchase Option Agreement with Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”) respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, Enertopia is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, Enertopia made aggregate cash payments of $54,150 and issued 500,000 shares to the Optionors. The securities issued in the acquisition are subject to a hold period in Canada expiring on August 12, 2011.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending February 28, 2012 other than office computers, furnishings, and communication equipment as required.

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

On October 9, 2009, the Company entered into a consulting agreement with BKB Management Ltd, a corporation organized under the laws of the Province of British Columbia. BKB Management controlled by the chief financial officer of the Company. A fee of CAD$4,675 including GST is paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective April 1, 2011, the fee is CAD$5,500 plus HST.

On October 9, 2009, the Company entered into a consulting agreement with Mark Snyder as the Chief Technical Officer. A fee of $1,000 is paid per month.

On August 23, 2010, the Company entered into a consulting agreement with the Senior Vice-President of Business Development for $3,125 per month. Effective November 17, 2010, the Company has entered into a month to month consulting contract.

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

Results of Operations – Three Months Ended February 28, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2011, which are included herein.

Our operating results for the three months ended February 28, 2011, for the three months ended February 28, 2010 and the changes between those periods for the respective items are summarized as follows:

				Change Between
				Three Month Period
	Three Months Ended		Three Months Ended	Ended
	February 28,		February 28,	February 28, 2011
	2011		2010	and February 28, 2010
Revenue (cost recovery)	$7,814	$	Nil	$7,814
Other income/expenses	14,094		(1,077)	15,171
General and administrative	242,670		134,564	108,106
Interest expense	14,892		1,214	13,678
Write down in carrying value of oil and gas properties	Nil		Nil	Nil
Consulting fees	184,008		87,206	96,802
Exploration expenses	Nil		Nil	Nil
Professional Fees	22,313	20,475	(1,838)
Net loss	(220,762)	(135,641)	(85,121)

Our accumulated losses increased to $4,670,163 as of February 28, 2011. Our financial statements report a net loss of $220,762 for the three-month period ended February 28, 2010 compared to a net loss of $135,641 for the three-month period ended February 28, 2010. Our losses have increased primarily as a result of an increase in consulting fees from the granting of stock options compared to the previous period.

Results of Operations – Six Months Ended February 28, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2011, which are included herein.

Our operating results for the six months ended February 28, 2011, for the six months ended February 29, 2010 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Six Month Period
	Six Months Ended	Six Months Ended	Ended
	February 28,	February 28,	February 28, 2011
	2011	2010	and February 28, 2010
Revenue	$6,628	$254	$6,374
Other income/expenses	(70,124)	(2,293)	(67,831)
General and administrative	388,053	232,491	155,562
Interest expense	16,393	2,450	13,943
Write down in carrying value of oil and gas properties	Nil	Nil	Nil
Consulting fees	268,323	147,242	121,081
Exploration Expenses	Nil	Nil	Nil
Professional Fees	56,056	43,018	13,038
Net loss	(451,549)	(234,530)	(217,019)

As at February 28, 2011, we had $195,440 in current liabilities. Our net cash used in operating activities for the six months ended February 28, 2011 was $174,439 compared to $122,359 used in the six months ended February 28, 2010. Our accumulated losses increased to $4,670,163 as of February 28, 2011. Our financial statements report a net loss of $451,549 for the six month period ended February 28, 2011 compared to a net loss of $234,530 for the six month period ended February 28, 2010. Our losses have increased primarily as a result of an increase in consulting fess from the granting of stock options and a decrease in the value of marketable securities held for sale.

Our total liabilities as of February 28, 2011 were $348,678 as compared to total liabilities of $289,788 as of August 31, 2010. The increase is due to the accrued consulting fees payable to the two of the directors and officers of the Company.

Liquidity and Financial Condition

Working Capital

	At February 28, 2011	At August 31, 2010
Current assets	$349,557	$498,674
Current liabilities	195,440	149,944
Working capital	$154,117	$348,730

Cash Flows

	Six Months Ended
	February 28, 2011	February 28, 2010
Cash flows (used in) operating activities	$(174,439)	$(122,359)
Cash flows (used in) investing activities	71,500	(85,892)
Cash flows provided by (used in) financing activities	91,438	Nil
Net increase (decrease) in cash during period	$(11,501)	$(208,251)

Operating Activities

Net cash used in operating activities was $174,439 in the six months ended February 28, 2011 compared with net cash used in operating activities of $122,359 in the same period in 2010. The increase in cash used is mostly from increased consulting fees.

Investing Activities

Net cash provided in investing activities was $71,500 in the six months ended February 28, 2011, compared to net cash used by investing activities of $85,892 in the same period in 2010. The increase of cash from investing activities is mainly attributable to the sale of Coteau Lake property.

Financing Activities

Net cash provided by financing activities was $91,438 in the six months ended February 28, 2011 compared to $Nil in the same period in 2010. This increase is a result of funds received for a non-brokered private placement that closed on March 3, 2011.

Revenue comparisons for the Quarter ended February 28, 2011 compared to the quarter ended February 28, 2010

For the six-month period ended February 28, 2011, the Company had $6,628 in revenues compared to $254 in revenues for the same six-month period in the prior year. The Company has generated $385,950 in revenues from inception on November 24, 2004 to February 28, 2011.

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

As of February 28, 2011, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENERTOPIA CORP.

By: /s/ "Robert McAllister"
      Robert McAllister,
      President (Principal Executive Officer)
      13/04/2011

By: /s/ "Bal Bhullar"
      Bal Bhullar,
      Chief Financial Officer
      13/04/2011