Form 10-Q
period 2011-05-31
Enertopia Corp.
filed 2011-07-15
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011 or

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to _________

Commission File Number: 000-51866

Enertopia Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

950 – 1130 West Pender Street, Vancouver, BC	V6E 4A4
(Address of principal executive offices)	(Zip Code)

604-602-1633
(Registrant’s telephone number, including area code)

____________________________________________________________________
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

               24,643,865 common shares issued and outstanding as of July 15, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended May 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31	August 31,
	2011	2010

ASSETS

Current
Cash and cash equivalents	$474,265	$34,506
Owned securities (Note 4)	424,086	343,074
Accounts receivable	37,057	16,903
Prepaid expenses and deposit	7,325	4,191
Assets held for sale (Note 6)	-	100,000
Total current assets	942,733	498,674

Non-Current
Long term investment - Pro Eco & GSWPS (Note 5)	257,295	220,986
Mineral Property (Note 7)	180,330	-
Total Assets	$1,380,358	$719,660

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$11,961	$27,035
Promissory notes - related party (Note 8)	20,000	50,000
Due to related parties (Note 9)	58,808	72,909
Total Current Liabilities	90,769	149,944

Promissory notes - related party (Note 8)	-	139,844
Long term liabilities related to warrants (Note 11)	896,019	-
	986,788	289,788
STOCKHOLDERS' EQUITY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
24,639,865 common shares at May 31, 2011 and August 31,2010:15,710,240	24,640	15,710
Additional paid-in capital	5,067,218	4,632,777
Deficit accumulated during the exploration stage	(4,698,287)	(4,218,614)
Total Stockholders' Equity	393,570	429,873
Total Liabilities and Stockholders' Equity	$1,380,358	$719,660

The accompanying notes are an integral part of these consolidated financial statements

F1

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO MAY 31, 2011
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350
Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750
Stock to be issued	125,000	-	37,375	125	-	37,500

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917

Stock issued on September 29, 2005	-	125	-	(125)	-	-
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826

Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236			163,329

F2

Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)

Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163

Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)

Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124

Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410
Stock-based compensation	-	-	35,780	-	-	35,780

F3

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233

Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547
Imputed interest for non-interest bearing loan			2,442			2,442
Stock-based compensation			78,858			78,858
Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500			125,000
Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068			83,625
Gain on settlement of the amount due to related parties			34,542			34,542

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)

Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	(4,218,614)	429,873

Debt settlement on November 16, 2010	62,500	63	9,312			9,375
Debt settlement on November 19, 2010	100,000	100	14,900			15,000
Stock-based compensation			178,679			178,679
Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264	-		893,993
Share issuance costs			(96,490)			(96,490)
Warrants issued on March 3, 2011			(848,459)			(848,459)

F4

Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000			-
Debt settlement on March 16, 2011	78,125	78	12,422			12,500
Debt settlement on April 27, 2011	460,000	460	125,897			126,35
Debt settlement on April 27, 2011			77,415			77,415
Shares issued for Wildhorse property on April 11, 2011	500,000	500	74,500			75,000

Comprehensive income (loss):
(Loss) for the period					(479,673)	(479,673)

Balance, May 31, 2011	24,639,865	24,640	5,067,217	-	(4,698,287)	393,570

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (formerly Golden Aria Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					NOVEMBER 24, 2004
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	May 31,	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010	2011

Revenue
Non-renewal energy - natural gas and oil revenue	$-	$-	$-	$254	$374,342
Renewal energy - service revenue	-	11,607	-	11,607	11,607

	-	11,607	-	11,861	385,950
Cost of revenue
Non-renewal energy:
Natural gas and oil operating costs and royalties	-	-	-	-	141,197
Depletion	-	-	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	-	-	293,436
Renewal energy	2,311	10,546	(4,317)	10,546	28,652

	2,311	10,546	(4,317)	10,546	761,774

Gross Profit	(2,311)	1,061	4,317	1,315	(375,824)

Expenses
Accounting and audit	4,233	3,977	46,378	27,590	284,845
Sales & Marketing	-	-	846	-	846
Advertising & Promotions	17,830	6,140	19,018	7,321	41,396
Bank charges and interest expense	5,472	1,304	22,555	3,754	53,160
Consulting	101,538	60,053	369,861	207,294	1,152,515
Exploration costs and option payment	-	-	-	-	318,292
Fees and dues	7,038	7,843	22,594	16,858	84,930
Insurance	2,095	2,095	10,688	6,228	34,215
Investor relations	10,050	-	10,050	12,840	36,055
Legal an professional	15,245	8,844	29,156	28,250	182,882
Office and miscellaneous	1,453	690	2,686	(264)	42,131
Rent	3,805	2,299	11,010	5,234	63,143
Telephone	600	895	3,046	2,340	11,383
Training & Conferences	-	1,456	-	4,249	10,248
Travel	12,398	4,896	21,922	11,289	58,201

Total expenses	181,759	100,493	569,812	332,983	2,374,243

(Loss) for the period before other items	(184,069)	(99,431)	(565,494)	(331,668)	(2,750,067)

Other income (expense)
Interest income	-	-	-	-	9,433
Write down of debt	-		-	-	25,732
Equity interest pick up	20,788	(98)	4,809	(2,390)	(5,706)
Gain on owned securities	135,157		81,012	-	603,987
Write down of oil and gas properties	-	(2,654,536)	-	(2,654,536)	(3,344,372)

Income (loss) before income taxes	(28,124)	(2,754,065)	(479,673)	(2,988,594)	(5,460,992)

Income tax recovery - deferred	-	703,858	-	703,858	762,704

Net Income (loss) for the period	$(28,124)	$(2,050,207)	$(479,673)	$(2,284,736)	$(4,698,287)

Basic and diluted income (loss) per share	$(0.00)	$(0.14)	$(0.03)	$(0.15)

Weighted average number of common shares outstanding - basic and diluted	23,823,376	15,158,866	18,292,689	14,823,907

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (fomerly Golden Aria Corp.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	NINE MONTHS ENDED		TO
	May 31,	May 31,	May 31,
	2011	2010	2011

Cash flows used in operating activities

Net Income (loss)	$(479,673)	$(2,284,736)	$(4,698,287)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	178,679	58,946	514,533
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,437
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	-	2,654,536	3,344,371
Gain on owned securities	(81,012)	-	(603,988)
Equity pick-up	(4,809)	2,390	5,706
Imputed interest	17,928	2,442	35,323
Income tax recovery	-	(703,858)	(762,704)
Others	-	(187)	-

Change in non-cash working capital items:
Accounts receivable	(20,154)	(2,083)	(26,349)
Prepaid expenses and deposit	(3,134)	(3,429)	16,959
Accounts payable and accrued liabilities	(4,698)	12,559	(5,583)
Due to related parties	58,399	69,918	129,137

Net cash (used in) operating activities	(338,474)	(193,502)	(1,421,456)

Cash flows from (used in) investing activities

Oil and gas properties acquisition and divestment	100,000	(2,231)	(245,179)
Proceeds from sale of oil and gas interests	-	-	421,545
Mineral resource properties acquisition	(105,330)	-	(105,330)
Investment in GSWPS	(31,500)	(51,000)	(93,000)
Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	(45,000)	201,028

Net cash from (used in) investing activities	(36,830)	(98,231)	134,062

Cash flows from financing activities
Promissory notes - related party	(30,000)	-	20,000
Proceeds from subscriptions received	845,063	81,531	1,768,158
Net cash from financing activities	815,063	81,531	1,788,158
Increase (Decrease) in cash and cash equivalents	439,759	(210,202)	500,764
Cash and cash equivalents, beginning of period	34,506	282,948	-
Cash and cash equivalents, end of period	$474,265	$72,746	$500,764

Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the quarter ended May 31, 2011 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2010 audited annual consolidated financial statements and notes thereto.

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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $479,673 for the nine months ended May 31, 2011 [loss $2,284,736 for the nine months ended May 31, 2010] and as at May 31, 2011 has incurred cumulative losses of $4, 698,287 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The fair values of the common shares of Cheetah Oil & Gas Ltd. and Lexaria Corp. as at May 31, 2011 were $0.14 and $0.42 per share, respectively. The fair values of warrants of Cheetah Oil & Gas Ltd. and Lexaria Corp. as at May 31, 2011 were $0.14 and $0.40 per share, respectively. The above fair values of warrants have been estimated as of May 31, 2011 by using the Black-Scholes option pricing model with the following assumptions:

	Cheetah Oil & Gas Ltd.	Lexaria Corp.
Expected volatility	301.76%	118.64%
Risk-free interest rate	1.57%	1.57%
Expected life	1.00 years	1.00 years
Dividend yield	0.00%	0.00%

5.	LONG TERM INVESTMENT Pro Eco Energy USA Ltd.

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership. The Chairman of the Company is a director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.

During the nine months ended May 31, 2011, the Company recorded an equity gain of $4,060 (2010 – ($2,293)), which resulted in a net investment of $43,385 (August 31, 2010 - $39,325).

Global Solar Water Power Systems Inc.

On May 31, 2011, the Company has purchased 7.72% (August 31, 2010 – 6.46%) investment in Global Solar Water Power Systems Inc. (“GSWPS”). This was made by a cash contribution of $93,000 and an issuance of 500,000 shares of Enertopia Corp. at $0.25 for a combined value of $207,500. GSWPS is owned by an executive officer of the Company.

During the quarter ended May 31, 2011, the Company increased the investment in GSWPS by cash contribution of $10,500, which resulted in a net investment of $213,910 (August 31, 2010 - $181,661). During the nine months ended May 31, 2011, the Company recorded an equity gain of $749 (2010 – loss of $4,839).

6.	ASSETS HELD FOR SALE / UNPROVEN OIL AND GAS PROPERTIES

During the year ended August 31, 2010, the Company’s oil and gas properties became available for sale as the result of the Company shifted its focus from its non-renewable energy operations to renewable energy plan. Pursuant to Accounting Standards Codification 360 “Accounting for the Impairment or Disposal of long-Lived Assets”, the Company reclassified the remaining oil and gas properties to be sold as assets held for sale and recorded at their recoverable amount on August 31, 2010. In the quarter ended November 30, 2010, the Company received the cash payment of $100,000 from the sale.

Followings are the descriptions and movement of the Company’s remaining oil and gas properties as at May 31, 2011:

Property	August 31, 2010	Additions	Disposal / write	May 31, 2011
			down

Canada	$100,000	$-	$(100,000)	$-
	$100,000	$-	$(100,000)	$-

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

On May 31, 2011, the fair values of Cheetah and Lexaria shares, based on market value, and warrants, using Black-Scholes pricing model, were $96,874 and $327,212 respectively.

7.	MINERAL PROPERTY

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to the Optionor. On April 11, 2011, the Company signed a Mineral Purchase Option Agreement with Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”) respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, Enertopia is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, Enertopia made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors, and incurred exploration expenses of $43,680 thereafter. The securities issued in the acquisition are subject to a hold period in Canada expiring on August 12, 2011.

As at May 31, 2011 total consideration paid including cash and common stock was $180,330.

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

	May 31, 2011	August 31, 2010

Promissory note of $50,000, interest rate of 12% per annum, uncollateralized and due on August 23, 2011, (a)	20,000	50,000
Promissory note of $80,320, non-interest bearing, uncollateralized and due on May 31, 2012, (b)	-	66,006
Promissory note of $90,000, non-interest bearing, uncollateralized and due on May 31, 2012, (c)	-	73,838
	20,000	189,444
Less: current maturities	20,000	50,000
	-	139,844

a)	During the three months period ended May 31, 2011, the Company repaid total of $30,000 in cash to the holder of the promissory note;

b)

On April 27, 2011, the Company entered into a debt settlement agreement with the holder of the promissory note, whereby the present value of the debt of $77,415 (CAD$75,603) was forgiven by the promissory note holder. In connection with the forgiveness of the debt, the Company recorded $77,415 in additional paid in capital for the gain on settlement of debt.

c)

On April 27, 2011, the Company entered into a debt settlement agreement with the holder of the promissory note, whereby the present value of the debt of $80,357 was settled by issuing common stock of 360,000 to the holder of the promissory note. In connection with the settlement of the debt, the Company recorded $79,997 in additional paid in capital for the gain on settlement of debt.

9.	RELATED PARTIES TRANSACTION

For the nine months ended May 31, 2011, the Company was party to the following related party transactions:

  Paid / accrued $45,000 (May 31, 2010: $46,200) to the President of the Company in consulting fees.

  Paid / accrued $45,000 (May 31, 2010: $51,316) and $Nil (May 31, 2010: $4,095); of consulting fees and office rent, respectively, to a company controlled by a Director/CEO of the Company.

  Paid $42,660 (May 31, 2010: $31,696) in consulting fees to a company controlled by the CFO of the Company.

  Paid $9,000 (May 31, 2010; $8,000) in consulting fees to an Officer of the Company.

  Paid / accrued $31,500 fees related to an ongoing stock purchase agreement of a renewable energy company (GSWPS) to an executive officer of the Company and a company controlled by the executive officer.

  Paid / accrued $28,711 (May 31, 2010: $Nil) in consulting fee to the Senior VP, Business Development.

  See Notes 5, 8 and 11.

On April 27, 2011, the Company entered into a debt settlement agreement with the president of the Company, whereby the amount of $46,000 Company debt was settled by issuing 100,000 common stock. In connection with the debt settlement, the Company recorded $45,900 in additional paid in capital for the gain on the settlement of the debt.

On March 16, 2011, the Company entered into a debt settlement agreement with an officer of the company, whereby the Company issued 78,125 common stock in connection with the settlement of debt of $12,500 at a deemed price of $0.16 per share pursuant to a consulting agreement. The Company recorded $12,422 in additional paid in capital for the gain on the settlement of the debt.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties. On May 31, 2011, an amount due to related parties are unsecured, non-interest bearing and due on demand.

Also see Note 8, 10 and 12.

10.	COMMON STOCK

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

On November 19, 2010, the Company issued 100,000 common shares to Mercury Media pursuant to the Media Relation Agreement (See Note 12 (g)) for services at $0.15 per common share.

On November 22, 2010, the Company issued 62,500 common shares in connection with the settlement of debt of $9,375 at a price of $0.15 per common share pursuant to consulting agreement (See Note 12 (h)).

During the month of January 2011, 1,000,000 common shares were cancelled by the Company.

On March 3, 2011, the Company closed a private placement of 8,729,000 units at a price of CAD$0.10 per unit for gross proceeds of CAD$872,900, US$893,993. Each unit consisted of one common share in the capital of the Company and one non-transferable share purchase warrant (Subscribers’ Warrants), each full warrant entitling the holder to purchase one additional common share in the capital of the Company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20. As per the terms of the Subscription Agreement, the Company grants to the Subscribers a participation right to participate in future offerings of the Company’s securities as to their pro rata shares for a period of 12 months from the closing of the Private Placement (the “Participation Right”). The Company paid broker commissions of $48,930 in cash and issued 489,300 brokers warrants (Broker’s Warrants). Each full warrant entitling the holder to purchase one additional common share in the capital of the Company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20.

On March 16, 2011, the Company issued 78,125 common shares in connection with the settlement of debt of $12,500 at a deemed price of $0.16 per common share pursuant to a consulting agreement (See Note 9 and 12 (h)).

On April 11, 2011, the Company issued 500,000 common shares in connection with the Wildhorse Copper (AZ) Copper Hills property (See Note 7) for an amount of $75,000 at a price of $0.15 per common share.

On April 27, 2011, the Company issued 360,000 common shares to CAB Financial Services Ltd. in connection with a debt settlement for promissory note of $90,000 (balance immediately before settlement was $80,357) at a price of $0.15 per common share.

On April 27, 2011, the Company issued 100,000 common shares to the president of the Company in connection with a debt settlement for consulting fees of $46,000, refer to Note 9.

As at May 31, 2011, the Company had 24,639,865 shares issued and outstanding.

11.	STOCK OPTIONS AND WARRANTS

Stock options

On October 22, 2009, the Company re-priced the stock options to directors, officers and consultants with the exercise price of $0.20.

The vesting dates of options are as below:

Vesting Dates	Percentage of options granted
December 14, 2007	25%
December 14, 2008	25%
December 14, 2009	25%
December 14, 2010	25%

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

On November 9, 2010, the Company granted 100,000 stock options to an advisor of the Company exercisable at $0.20 per share, which are vested immediately and expired on November 9, 2015.

On November 15, 2010, the Company dismissed a consultant by which 50,000 vested options were cancelled on November 15, 2010 and another 50,000 vested stock options expired on February 15, 2011 unexercised.

On February 14, 2011 the Company granted 1,010,000 stock options to directors, officers, and consultants of the Company with the exercise price of $0.15, which are vested immediately and expire on February 14, 2016.

On March 10, 2011, the Company granted 150,000 stock options to a director of the Company with an exercise price of $0.15, which are vested immediately and expire on March 10, 2016.

On March 16, 2011, the Company granted 150,000 stock options to an advisor of the Company with an exercise price of $0.18, which are vested immediately and expire on March 16, 2016.

For the quarter ended May 31, 2011, the Company recorded $178,679 (May 31, 2010 – $58,946) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the quarter ended May 31, 2011 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2010	1,790,000	$0.14
Granted	1,110,000	$0.15
Granted	150,000	$0.15
Granted	150,000	$0.18
Cancelled	240,000	$0.20
Balance, May 31, 2011	2,960,000	$0.14

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions (weighted average):

Period ended May 31, 2011
Expected volatility	142.25%
Risk-free interest rate	2.71%
Expected life	5.00 years
Dividend yield	0.00%

The Company has the following options outstanding and exercisable.

May 31 2011	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	Average		Average
	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life

$0.10	500,000	3.39 years	$0.10	500,000	$0.10
$0.10	650,000	3.58 years	$0.10	650,000	$0.10
$0.20	350,000	1.54 years	$0.20	390,000	$0.20
$0.20	150,000	4.23 years	$0.20	75,000	$0.20
$0.20	100,000	4.44 years	$0.20	100,000	$0.20
$0.15	910,000	4.71 years	$0.15	910,000	$0.15
$0.15	150,000	4.78 years	$0.15	100,000	$0.15
$0.18	150,000	4.79 years	$0.18	150,000	$0.18

	2,960,000	3.84 years	$0.14	2,885,000	$0.14

Warrants

8,729,000 Subscribers’ Warrants and 489,300 Broker’s Warrants issued in association with the private placement on March 3, 2011 meet the definition of a derivative. Since the exercise price of these warrants is denominated in Canadian dollars, which is different from the Company’s functional currency, the Subscribers’ Warrants and Broker’s Warrants are not considered indexed to the Company’s common shares and they cannot be classified within equity. Therefore the Subscribers’ Warrants and the Broker’s Warrants, which expire in March 2013, are classified as a long-term liability on the Company’s consolidated balance sheet.

The fair value of the Subscribers’ Warrants and the Broker’s Warrants was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Period ended May 31, 2011
Exercise price (CDN dollars per warrant)	0.20
Expected volatility	143.20%
Risk-free interest rate	1.77%
Expected life	2 years
Dividend yield	0.00%
Estimated fair value per warrant (CDN dollars)	0.0972

12.	COMMITMENTS – OTHER

	(a)	The Company has a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$500 plus HST per month.

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

(f)

On February 28, 2010, the Company entered into an Asset and Share Purchase Agreement with the Company’s chief technical officer - Mr. Mark Snyder to acquire up to 20% ownership interest of GSWPS. As at May 31, 2011, the Company has acquired 7.72% (August 31, 2010 – 6.46%) (see Note 5) with the remaining 13.54% ownership payable by issuance of 500,000 common shares of the Company and cash of $93,000 paid on a minimum monthly basis of $3,500.

(g)

On March 12, 2010, the Company entered into a Media Relations Agreement (the “Agreement) with Mercury Media. The term of the Agreement is for an initial period of 12 (twelve) months with a consideration of 25,000 common restricted shares of stock paid each quarter, effective beginning the date of signing and paid in advance of each quarter. Thus it would be expected that additional payments of 25,000 shares of restricted common stock will be payable on each of June 12, 2010, September 12, 2010, and December 12, 2010 if this Agreement is not terminated prior to its natural term. As at May 31, 2011, the Company has issued total 100,000 common shares.

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

(j)	On April 6, 2011, the Company entered into a contract for investor relations service with World Talk Radio LLC for 13 weeks period for US $10,000.

See Note 7.

13.	SEGMENTED INFORMATION

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

(a)

On June 2, 2011, the Company’s Board has appointed Mr. Donald Findlay and Mr. Greg Dawson as Directors of the Company. Mr. Dawson will receive an honorarium of CAD $2,000 for the first year of his participation on the Board. On June 2, 2011, the Company has granted an additional 300,000 stock options to Directors of the Company. The exercise price of the stock options is $0.25, of which 100,000 options vest immediately, 50,000 options vest on August 31, 2011, 100,000 options vest on February 28, 2012, and 50,000 options vest on August 31, 2012. The options expire June 2, 2016.

(b) On June 8, 2011, the Company issued 4,000 shares from the May 31, 2010 private placement that were inadvertently not originally issued correctly.

(c) On March 15, 2011, the Company accepted an advisors resignation by which 140,000 vested options expired on June 15, 2011.

(d)

On June 27, 2011, the Company entered into a non-exclusive 12 month agreement with a third party, IBK Capital Corp. to assist with raising capital of up to $3million. IBK Capital Corp. will be paid a work fee of $25,000 plus $3,500 on out of pocket costs. IBK Capital Corp. will be paid 8.5% cash commission and 8.5% common share purchase warrants on funds raised.

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

On January 31, 2010, the Company entered into an Independent Sales and Marketing Representative Agreement with Global Solar Water Power Systems Inc. ("GSWPS"), a private company beneficially owned by Mark Snyder, the Company’s Chief Technical Officer.

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

Our Current Business

The Company is a renewable energy company that is pursuing business opportunities in several cleantech sectors, including: Solar PV (Photovoltaic), Solar Thermal (Hot Water), Energy Retrofits and Recovery, and Solar powered Filtered Drinking Water. The Company currently has oil and gas resources properties and the Company intends to dispose of those assets in the near future. The Company has also created a new business division that is dedicated with natural resource acquisitions and exploration.

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

Pursuant to the terms of the agreement, GSWPS is required to pay to us our proportionate interest in any after tax profits on a quarterly basis. Our management obtained an independent valuation dated February 5, 2010 in support of the value ascribed to the proposed equity interest in GSWPS. As at May 31, 2011, we have paid $93,000 in US dollars and issued 500,000 restricted shares of our common stock, following which we have acquired a 7.72% equity interest in GSWPS.

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

Copper Hills Project, New Mexico

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to the Optionor. On April 11, 2011, the Company signed a Mineral Purchase Option Agreement with Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”) respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, Enertopia is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, Enertopia made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors, and incurred exploration expenses of $43,680. The securities issued in the acquisition are subject to a hold period in Canada expiring on August 12, 2011.

During the quarter ended May 31, 2011 total consideration including cash and common stock was $180, 330.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending May 31, 2012 other than office computers, furnishings, and communication equipment as required.

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

Results of Operations – Three Months Ended May 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2011, which are included herein.

Our operating results for the three months ended May 31, 2011, for the three months ended May 31, 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended May 31, 2011	Three Months Ended May 31, 2010	Change Between Three Month Period Ended May 31, 2011 and May 31, 2010
Revenue (cost recovery)	$ -	$ (11,607)	$ (11,607)
Other income/expenses	155,945	(2,654,634)	(2,2910,934)
General and administrative	181,759	100,493	113,217
Interest expense	5,472	1,304	484
Write down in carrying value of oil and gas properties	Nil	(2,654,536)	(2,654,536)
Consulting fees	101,538	60,053	29,224
Exploration expenses	Nil	Nil	Nil
Professional Fees	19,478	12,821	6,657
Net loss	(28,124)	(2,050,207)	(2,090,956)

Our accumulated losses increased to $4,698,287 as of May 31, 2011. Our financial statements report a net loss of $28,124 for the three-month period ended May 31, 2011 compared to a net loss of $,2050,207 for the three-month period ended May 31, 2010. The huge loss incurred in the three-month period ended May 31, 2010 resulted from the write-down of oil and gas properties.

Results of Operations –Nine Months Ended May 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2011, which are included herein.

Our operating results for the nine months ended May 31, 2011, for the six months ended May 31, 2010 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended May 31, 2011	Nine Months Ended May 31, 2010	Change Between Nine Month Period Ended May 31, 2011 and May 31, 2010
Revenue (cost recovery)	$ (4,317)	$ 11,861	$ 7,544
Other income/expenses	85,821	(2,656,926)	(2,843,483)
General and administrative	569,812	332,983	268,780
Interest expense	22,555	3,754	15,137
Write down in carrying value of oil and gas properties	Nil	(2,654,536)	(2,654,536)
Consulting fees	369,861	207,294	236,519
Exploration Expenses	Nil	Nil	Nil
Professional Fees	75,534	55,840	19,694
Net loss	(479,673)	(2,284,736)	(1,833,936)

As at May 31, 2011, we had $90,769 in current liabilities. Our net cash used in operating activities for the nine months ended May 31, 2011 was $338,474 compared to $193,502 used in the nine months ended May 31, 2010. Our accumulated losses increased to $4,698,287 as of May 31, 2011. Our financial statements report a net loss of $479,673 for the nine month period ended May 31, 2011 compared to a net loss of $2,284,736 for the nine month period ended May 31, 2010. Our losses have decreased primarily due to there was a write down of oil and gas assets in the prior period of May 31, 2010

Our total liabilities as of May 31, 2011 were $986,788 as compared to total liabilities of $289,788 as of August 31, 2010. The increase of the long-term liabilities is due to the liability accounting of the subscriber’s warrants and agent’s warrants in association with the private placement in March 2011. Because the exercise price of these warrants is denominated in Canadian dollars, which is different from the Company’s functional currency, these warrants are not considered indexed to the Company’s common shares and they cannot be classified within equity.

Liquidity and Financial Condition

Working Capital

	At May 31,	At August 31,
	2011	2010
Current assets	$942,733	$498,674
Current liabilities	90,769	149,944
Working capital	$851,964	$348,730

Cash Flows

	Nine Months Ended
	May	May
	31, 2011	31, 2010
Cash flows (used in) operating activities	$(338,474)	$(193,502)
Cash flows (used in) investing activities	(36,830)	(98,231)
Cash flows provided by (used in) financing activities	815,063	81,531
Net increase (decrease) in cash during period	$439,759	$(210,202)

Operating Activities

Net cash used in operating activities was $338,474 in the nine months ended May 31, 2011 compared with net cash used in operating activities of $193,502 in the same period in 2010. The increase in cash used is mostly from professional fees, sales and marketing, advertising, investor relations and travel.

Investing Activities

Net cash provided in investing activities was $36,830 in the nine months ended May 31, 2011, compared to net cash used by investing activities of $98,231 in the same period in 2010. The change in cash from investing activities is mainly attributable to the sale of Coteau Lake property.

Financing Activities

Net cash provided by financing activities was $815,063 in the nine months ended May 31, 2011 compared to $81,531 in the same period in 2010. This increase is a result of funds received from a non-brokered private placement that closed on March 3, 2011.

Revenue comparisons for the Quarter ended May 31, 2011 compared to the quarter ended May 31, 2010

For the nine-month period ended May 31, 2011, the Company had $4,317 in cost recovery compared to $11,861 in revenues for the same nine-month period in the prior year. The Company has generated $385,950 in revenues from inception on November 24, 2004 to May 31, 2011.

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

As of May 31, 2011, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
13/07/2011

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
13/07/2011