Form 10-K
period 2011-08-31
Enertopia Corp.
filed 2011-11-29
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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

Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes [  ] No [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [x] No [  ]

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

Yes [  ] No [x]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2011 was $810,285 based on a $0.09 closing price for the Common Stock on February 28, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

24,743,865 common shares as of November 25, 2011

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

From inception until April 2008, we were primarily engaged in the acquisition and exploration of natural resource properties. Beginning in April 2008, we began our entry into the clean energy sector by purchasing an interest in a solar thermal design and installation company.

We are a renewable energy and a resource company that is pursuing business opportunities in mineral properties and several cleantech sectors, including: Solar PV (Photovoltaic), Solar Thermal (Hot Water), Energy Retrofits and Recovery, Solar powered Filtered Drinking Water.

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia V6E 4A4. Our telephone number is (604) 602-1633. In addition, we have a second office located in Kelowna, British Columbia. Our current locations provide adequate office space for our purposes at this stage of our development.

During the year ended August 31, 2010, our oil and gas properties became available for sale as the result of our company shifting its focus from non-renewable energy operations to a renewable energy operation. Pursuant to Accounting Standards Codification 360 “Accounting for the Impairment or Disposal of long-Lived Assets”, we reclassified the remaining oil and gas properties to be sold as assets held for sale and recorded at their recoverable amount on August 31, 2010. In the year ended August 31, 2011, we received the cash payment of $100,000 from the sale.

On January 31, 2011, we entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, we signed a Mineral Purchase Option Agreement with the Optionor respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, we are required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, we made aggregate cash payments of $54,150 and issued 500,000 shares to the Optionors. As at August 31, 2011, total consideration including cash paid and common stock issued was $147,045; the Company has expensed the exploration costs of $14,094 and prepaid the exploration costs of $32,250.

On March 3, 2011, we closed a private placement of 8,729,000 units at a price of CAD$0.10 per unit for gross proceeds of CAD$872,900, US$893,993. Each unit consisted of one common share in the capital of our company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share in the capital of our company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20. As per the terms of the Subscription Agreement, our company grants to the Subscribers a participation right to participate in future offerings of our securities as to their pro rata shares for a period of 12 months from the closing of the Private. We paid broker commissions of $48,930 in cash and issued 489,300 brokers warrants. Each full warrant entitling the holder to purchase one additional common share in the capital of our company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20.

On March 16, 2011, we entered into a debt settlement agreement with an officer of our company, whereby we issued 78,125 shares of common stock in connection with the settlement of $12,500 debt at a deemed price of $0.16 per share pursuant to a consulting agreement. We recorded $12,422 in additional paid in capital for the gain on the settlement of the debt.

On April 14, 2011, we held our Annual and Special Meeting of Shareholders for the following purposes:

1.	To elect Robert McAllister, Dr. Gerald Carlson and Chris Bunka as directors of the Company for the ensuing year.

2.	To ratify Chang Lee LLP, independent public accounting firm for the fiscal year ending August 31, 2011, and to allow directors to set the remuneration.

3.	To approve, ratify and confirm the consolidation of the 2007 Stock Option Plan and the 2010 Equity Compensation Plan into one plan and approve the terms of this new plan, the 2011 Stock Option Plan.

All proposals were approved by the shareholders. The proposals are described in detail in our definitive proxy statement filed with the Securities and Exchange Commission on March 9, 2011.

On April 27, 2011, we entered into a debt settlement agreement with the President of our Company regarding due to related parties in the amount of $46,000, whereby $25,000 was settled by issuing common shares of 100,000, and $21,000 was forgiven for Nil consideration. In connection with the debt settlement, we recorded $100 in share capital and $45,900 in additional paid in capital for the gain on the settlement of the debt.

On May 31, 2010, the Company settled the amount due to related parties into two promissory notes of $80,320 (CAD$84,655) and $90,000. Both promissory notes were unsecured, non-interest bearing and due on May 31, 2012 at an imputed interest rate of 12% per annum upon the settlement. On April 27, 2011, we entered into debt settlement agreement with one of the holders, a company controlled by the Chairman/CEO of the Company, whereby the Company issued common shares of 360,000 to the holder, and the holder agreed to accept the shares as full and final payment of the promissory of $90,000. On the same day, we entered into a debt settlement agreement with another holder, a company controlled by the Chairman/CEO of our Company, whereby the holder agreed to forgive the repayment of debt for Nil consideration. In connection with the settlements and forgiveness of the above promissory notes, the Company recorded $79,997and $77,415 in additional paid in capital for the gain on settlement of debt, respectively.

On June 22, 2011, Change Lee LLP (“Chang Lee”) resigned as our independent registered public accounting firm because Chang Lee was merged with another company: MNP LLP (“MNP”). Most of the professional staff of Chang Lee continued with MNP either as employees or partners of MNP and will continue their practice with MNP. On June 22, 2011, we engaged MNP as our independent registered public accounting firm.

On July 19, 2011, we entered into a letter of intent and paid US$15,000 deposit to the Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, we signed a Mineral Purchase Option Agreement with Altar Resources respecting an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 6,220 acres from Altar Resources who holds the mining claims directly, and indirectly through federal mining claims and state mineral exploration leases, or represents that it will hold such claims in good standing at the time of closing a definitive agreement. Our company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of our common stock over a four year period. On October 11, 2011, we made aggregate cash payments of $71,000 and issued 100,000 shares of our common stock to Altar Resources.

Overview of Business over the Last Five Years

We were initially engaged in the acquisition and exploration of natural resource properties. We commenced operations in November 2004 and discontinued such operations in April 2010. As a result, the foregoing discussion describes the Company’s operations while it was involved in the acquisition and exploration of natural resource properties.

On April 6, 2005 we entered into an Exploration Agreement with Options for Joint Venture with Miranda U.S.A., Inc. We had the option of acquiring an undivided 60% interest in Miranda’s lease in sixty-four mineral claims situated in Eureka County, Nevada. During the fiscal year ended August 31, 2007, we abandoned our option to acquire the 60% interest in the Eureka County mineral lease claims.

As management of our company investigated opportunities and challenges in the business of being a natural gas and oil property exploration company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focused on the exploration and development of natural gas and oil properties.

On April 16, 2007, we acquired a 25% (net 15%) before payout (12.5% (net 7.5%)) after payout interest in Queensdale, Saskatchewan Project (known as the Queensdale Property) from 0743608 B.C. Ltd., a company controlled by a Director/CEO of our company, for a total cost of CAD$250,000 and 250,000 shares (post consolidation) of our common stock.

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

On December 8, 2008 Enertopia and its partner were successful in acquiring 800 acres of land in the Coteau Lake project area and our company owned a 50% gross and net interest in a total of 2,080 acres of land in this area.

On July 31, 2009, we sold all of our interests in the Queensdale, West Queensdale, and the Wordsworth properties for an aggregate amount of CAD$453,116.

Effective September 1, 2009, we entered into an assignment agreement with Cheetah Oil & Gas Ltd. The assignment agreement dated August 28, 2009, provides for the purchase by our company of a revenue interest of 40.432% of an 8% share of Cheetah’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, we agreed to pay to Cheetah 57.76% of Cheetah’s costs currently budgeted at $77,905.36, subject to revision and 57.76% of Cheetah’s 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc. On May 31, 2010, this assigned interest was converted into common shares and warrants of Cheetah Oil & Gas Ltd, leaving our company with no direct interest in this well. As a result, we have 375,000 restricted common shares in the capital of Cheetah and 375,000 share purchase warrants which entitled our company to acquire 375,000 restricted common shares in the capital of Cheetah at a purchase price of US$0.20 per share for a period of two years.

Effective September 1, 2009, we entered into an assignment agreement with Lexaria Corp. The assignment agreement dated August 28, 2009, provides for the purchase by our company of a revenue interest of 13.475% of a 32% share of Lexaria’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, we agreed to pay to Lexaria 19.25% of Lexaria’s costs currently budgeted at $311,621.44, subject to revision and 19.25% of Lexaria’s 32% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc. On May 31, 2010, this assigned interest was converted into common shares and warrants of Lexaria Corp, leaving our company with no direct interest in this well. As a result, we have 499,893 restricted common shares in the capital of Lexaria and 499,983 share purchase warrants which entitle our company to acquire 499,983 restricted common shares in the capital of Lexaria at a purchase price of US$0.20 per share for a period of two years.

Effective September 25, 2009, we effected a one (1) for two (2) share consolidation of our authorized and issued and outstanding common stock. As a result, our authorized capital decreased from 75,000,000 shares of common stock with a par value of $0.001 to 37,500,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 29,305,480 shares of common stock to 14,652,740 shares of common stock. The consolidation became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 25, 2009 under the new stock symbol “GLCP”. Our CUSIP number was changed to 38079Q207.

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

On January 31, 2010, we entered into an Independent Sales and Marketing Representative Agreement with Global Solar Water Power Systems Inc., a private company beneficially owned by Mark Snyder, the Company’s Chief Technical Officer.

On February 8, 2010, we changed our name from Golden Aria Corp. to Enertopia Corp. Our CUSIP number is 29277Q1047

On February 22, 2010, we increased our authorized share capital to 200,000,000 common shares.

On February 28, 2010, we entered into an Asset and Share Purchase Agreement with Mr. Mark Snyder to acquire up to 20% ownership interest of Global Solar Water Power Systems Inc.

Effective March 26, 2010, our stock quotation under the symbol “GLCP” was deleted from the OTC Bulletin Board. The symbol was deleted for factors beyond our company’s control due to various market makers electing to shift their orders from the OTCBB to the Pink OTC Markets Inc. As a result of these market makers not providing a quote on the OTCBB for four consecutive days our company was deemed to be deficient in maintaining a listing standard at the OTCBB pursuant to Rule 15c2-11. That determination was made entirely without our company’s knowledge.

On April 7, 2010, FINRA confirmed the name change from Golden Aria Corp. to Enertopia Corp., and approved our new symbol "ENRT".

On May 31, 2010, we closed a private placement financing of 557,500 units at a price of $0.15 per unit for gross proceeds of $83,625. Each unit consisted of one share of common stock in the capital of our company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional share of common stock in the capital of our company until May 31, 2012, at a purchase price of $0.30 per share.

On August 12, 2010, we received approval for listing on the Canadian National Stock Exchange. Trading date commenced on August 13, 2010 under the symbol "TOP".

Our Current Business

We are a renewable energy and a resource company that is pursuing business opportunities in mineral properties and several cleantech sectors, including: Solar PV (Photovoltaic), Solar Thermal (Hot Water), Energy Retrofits and Recovery, Solar powered Filtered Drinking Water.

We currently hold the following interests:

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

At the request of our company, Pro Eco had designed an energy recovery and retrofit system at an existing facility in Alberta. That anticipated project includes recovery and reuse of “waste” heat and replacement of certain equipment.

Equity Investment in Global Solar Water Power Systems Inc.

Effective February 28, 2010, we entered into an asset and share purchase agreement with Mr. Mark Snyder to acquire up to 20% ownership of Global Solar Water Power Systems Inc., a private company beneficially owned by Mark Snyder, our company’s Chief Technical Officer. Global Solar owns certain technology invented and developed by Mark Snyder for the design and manufacture of certain water filtration equipment. Under the terms of the agreement, we may acquire up to a 20% equitable ownership interest in Global Solar payable as follows:

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

Pursuant to the terms of the agreement Global Solar is required to pay our proportionate interest in any after tax profits on a quarterly basis. Our management obtained an independent valuation dated February 5, 2010 in support of the value ascribed to the proposed equity interest in Global Solar. As at August 31, 2011, we have paid $103,500 in US dollars and issued 500,000 restricted shares of our common stock, following which we have acquired 8.14% equity interest in Global Solar.

Also on January 31, 2010, we entered into an Independent Sales and Marketing Representative Agreement with Global Solar. Pursuant to the terms of the agreement, Global Solar agreed to appoint our company as its independent sales representative to solicit orders for those solar and/or wind turbine powered water filtration products marketed from time to time by Global Solar and/or our company on an exclusive basis in Africa and non-exclusive basis throughout the rest of the world, with the exception of Iraq. In consideration for services to be rendered by our company under the agreement, we will receive a minimum of 5% of the net invoice price from any product orders and not more than 12% of the net invoice price. Our company and Global Solar have the right to jointly determine specific sales cases individually to generate unique commissions by their joint agreement on a case by case basis. The agreement expires on January 31, 2015.

One of Global Solar’s business lines is the business of developing and manufacturing a portable solar powered trailer mounted water purification units that can be delivered and operated nearly anywhere in the world and can provide a village, resort, or remote work-camps with all their drinking water and domestic water requirements. The technology was developed in 2009 by Mark Snyder. Over 300 locations in Iraq were benefiting from clean drinking water as a result of the deployment of these systems, which were delivered to Iraq during 2009, prior to our company’s involvement.

Clean Tech Alliance with Snyder Electric.

On June 5, 2008, Mark Snyder, a long time clean energy expert in California, also joined our Clean Tech Advisory board. Mr. Snyder is an expert in alternative energy systems. Mr. Snyder’s focus is on complete “net zero” home solutions – homes that generate through alternative energy systems such as solar thermal, solar PV etc, as much energy as they consume.

Belmont Lake Field, Wilkinson County, Mississippi

Effective September 1, 2009, we entered into an assignment agreement with Cheetah Oil & Gas Ltd. The assignment agreement dated August 28, 2009, provides for the purchase by our company of a revenue interest of 40.432% of an 8% share of Cheetah’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, we agreed to pay to Cheetah 57.76% of Cheetah’s costs currently budgeted at $77,905.36, subject to revision and 57.76% of Cheetah’s 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc. On May 31, 2010, this assigned interest was converted into common shares and warrants of Cheetah Oil & Gas Ltd, leaving our company with no direct interest in this well. As a result, we have 375,000 restricted common shares in the capital of Cheetah and 375,000 share purchase warrants which entitled our company to acquire 375,000 restricted common shares in the capital of Cheetah at a purchase price of US$0.20 per share for a period of two years.

Effective September 1, 2009, we entered into an assignment agreement with Lexaria Corp. The assignment agreement dated August 28, 2009, provides for the purchase by our company of a revenue interest of 13.475% of a 32% share of Lexaria’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, we agreed to pay to Lexaria 19.25% of Lexaria’s costs currently budgeted at $311,621.44, subject to revision and 19.25% of Lexaria’s 32% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc. On May 31, 2010, this assigned interest was converted into common shares and warrants of Lexaria Corp, leaving our company with no direct interest in this well. As a result, we have 499,893 restricted common shares in the capital of Lexaria and 499,983 share purchase warrants which entitle our company to acquire 499,983 restricted common shares in the capital of Lexaria at a purchase price of US$0.20 per share for a period of two years.

Copper Hills Project, New Mexico

On January 31, 2011, we entered into a letter of intent and paid US$7,500 deposit to the Optionor. On April 11, 2011, we signed a Mineral Purchase Option Agreement with Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”) respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, we are required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, we made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors. As at August 31, 2011, total consideration including cash paid and common stock issued was $147,045; the Company has expensed the exploration costs of $14,094 and prepaid the exploration costs of $32,250.

Mildred Peak Project, Arizona

On July 19, 2011, we entered into a letter of intent and paid US$15,000 deposit to the Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, we signed a Mineral Purchase Option Agreement with Altar Resources respecting an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. Mining claims are in Arizona covering approximately 6,220 acres from Altar Resources who holds the mining claims directly, and indirectly through federal mining claims and state mineral exploration leases, or represents that it will hold such claims in good standing at the time of closing a definitive agreement. We are required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. On October 11, 2011, we made aggregate cash payments of $71,000 and issued 100,000 shares of common stock to Altar Resources.

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

Competition

There is strong competition relating to all aspects of the alternative energy sector. We will actively compete for capital, skilled personnel, energy retrofit and new alternative energy projects, and in all other aspects of its operations with a substantial number of other organizations, many of which have greater technical and financial resources than our company. Some of those organizations not only design and install alternative energy systems but also manufacture alternative energy products on a world-wide basis and as such have greater and more diverse resources on which to draw. We will actively compete for alternative energy projects and opportunities in the fields of Solar PV; Solar Thermal; Wind; Biomass; Energy Optimization and related sectors, and will constantly be facing competition by both smaller and larger companies in all geographical and industrial segments of the market.

Compliance with Government Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local and foreign governmental regulations. We may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

Employees

Currently our employees are Robert McAllister, our president and director and Mark Snyder, our Chief Techical Officer. We primarily use the services of sub-contractors and consultants for our intended business operations.

We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007. During the term of this agreement, Mr. McAllister was to provide corporate administration and consulting services Mr. McAllister was reimbursed at the rate of $2,000 per month. On December 1, 2008, the consulting fee was increased to $5,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

On December 1, 2008, we entered into a consulting agreement with CAB Financial Services, a company controlled by one of the directors of our Company. A fee of $5,000 per month is accrued. We may terminate this agreement without prior notice based on a number of conditions. CAB Financial Services Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

On October 9, 2009, we entered into a consulting agreement with BKB Management Ltd, a company controlled by our Chief Financial Officer. A fee of CAD$4,675 including GST is paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective April 1, 2011, the fee is CAD$5,500 plus HST.

On October 9, 2009, we entered into a consulting agreement with Mark Snyder as the Chief Technical Officer. A fee of $1,000 is paid per month.

On August 23, 2010, we entered into a consulting agreement with Tom Ihrke, Senior Vice-President of Business Development for $3125 per month.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we successfully initiate any material new clean energy contracts we may retain additional employees.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Item 1A.	Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Associated with Our Business

We Are A Start-Up Stage Company, There Is No Assurance Of Profitability.

Our renewable energy business operations are in the start-up stage only, and are unproven. We may not be successful in implementing our business plan to become profitable. There may be less demand for our services than we anticipate. There is no assurance that this business will succeed.

Changing Consumer Preferences Towards Environmental Issues May Have an Impact on Our Business Decisions.

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

Our Operating Results Will Be Affected By A Wide Variety Of Factors That Could Materially Affect Revenues And Profitability. Our operating results will be affected by a wide variety of factors that could materially affect revenues and profitability, including the timing and cancellation of customer orders and projects, competitive pressures on pricing, availability of personnel, and market acceptance of our services. As a result, we may experience material fluctuations in future operating results on a quarterly and annual basis which could materially affect our business, financial condition and operating results.

Fixed Price Contracts May Expose Us To Some Significant Risks Which Could Lead To Losses On Contracts.

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

The Future Growth And Profitability Of Our Clean Energy Business Sectors Will Be Dependent In Part On The Effectiveness And Efficiency Of Our Advertising And Promotional Expenditures. The future growth and profitability of our clean energy business sectors will be dependent in part on the effectiveness and efficiency of our advertising and promotional expenditures, including our ability to (i) create greater awareness of our services, (ii) determine the appropriate creative message and media mix for future advertising expenditures, and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that we will experience benefits from advertising and promotional expenditures in the future. In addition, no assurance can be given that our planned advertising and promotional expenditures will result in increased revenues, will generate levels of service and name awareness or that we will be able to manage such advertising and promotional expenditures on a cost-effective basis.

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

Changes In Environmental Regulations May Have An Impact On Our Operations

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

We are authorized to issue up to 200,000,000 shares. The board of directors of our company has the authority to cause us to issue additional shares, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Executive Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia V6E 4A4. This space is leased at $650 per month. Our main telephone number is (604) 602-1633. We have a second office located in Kelowna, British Columbia. Our current locations provide adequate office space for our purposes at this stage of our development.

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

On November 7, 2007, our subsidiary Target Energy entered into a Letter of Intent (the “LOI”) with Primrose Drilling Ventures Ltd. of Calgary, Alberta. Pursuant to the LOI, our subsidiary Target is the interest title holder of Saskatchewan Crown Land parcels 124, 125 and 126.

Primrose elected to proceed with a 50/50 joint venture with Target by reimbursing Target for 50% of its land cost on parcels 124, 125 and 126 for CAD$26,590 which was paid within 15 days of signing the LOI. Primrose would become operator of the project upon its acceptance of such appointment and agreement to assume the duties, obligations and rights of the operator. A formal Participation Agreement which included an Area of Mutual Interest which would govern future land acquisitions and timeline set out in the LOI. On December 31, 2008, an additional CAD$22,270 was spent on land acquisitions with Primrose Drilling Ventures.

On October 25, 2010, we disposed of the Coteau Lake interests for a cash consideration of $100,000 plus an additional potential payout which shall be based on a 10% profit interest on any and all productive wells drilled on the property up to $150,000. We did not take into consideration of the future potential payout as it cannot reasonably determinable as at August 31, 2011.

Belmont Lake

Effective September 1, 2009, we entered into an assignment agreement with Cheetah Oil & Gas Ltd. The assignment agreement dated August 28, 2009, provides for the purchase by our company of a revenue interest of 40.432% of an 8% share of Cheetah’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, we agreed to pay to Cheetah 57.76% of Cheetah’s costs currently budgeted at $77,905.36, subject to revision and 57.76% of Cheetah’s 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc. On May 31, 2010, this assigned interest was converted into common shares and warrants of Cheetah Oil & Gas Ltd, leaving our company with no direct interest in this well. As a result, we have 375,000 restricted common shares in the capital of Cheetah and 375,000 share purchase warrants which entitled our company to acquire 375,000 restricted common shares in the capital of Cheetah at a purchase price of US$0.20 per share for a period of two years.

Effective September 1, 2009, we entered into an assignment agreement with Lexaria Corp. The assignment agreement dated August 28, 2009, provides for the purchase by our company of a revenue interest of 13.475% of a 32% share of Lexaria’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, we agreed to pay to Lexaria 19.25% of Lexaria’s costs currently budgeted at $311,621.44, subject to revision and 19.25% of Lexaria’s 32% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc. On May 31, 2010, this assigned interest was converted into common shares and warrants of Lexaria Corp, leaving our company with no direct interest in this well. As a result, we have 499,893 restricted common shares in the capital of Lexaria and 499,983 share purchase warrants which entitle our company to acquire 499,983 restricted common shares in the capital of Lexaria at a purchase price of US$0.20 per share for a period of two years.

Copper Hills Project, New Mexico

On January 31, 2011, we entered into a letter of intent and paid US$7,500 deposit to the Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, we signed a Mineral Purchase Option Agreement with Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, we are required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, we made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors. As at August 31, 2011, total consideration including cash paid and common stock issued was $147,045; the Company has expensed the exploration costs of $14,094 and prepaid the exploration costs of $32,250.

Mildred Peak Project, Arizona

On July 19, 2011, we entered into a letter of intent and paid US$15,000 deposit to the Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, we signed a Mineral Purchase Option Agreement with Altar Resources respecting an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. Mining claims are in Arizona covering approximately 6,220 acres from Altar Resources who holds the mining claims directly, and indirectly through federal mining claims and state mineral exploration leases, or represents that it will hold such claims in good standing at the time of closing a definitive agreement. We are required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. On October 11, 2011, we made aggregate cash payments of $71,000 and issued 100,000 shares of common stock to Altar Resources.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2011	$0.09	$0.06
May 2011	$0.28	$0.15
February 2011	$0.15	$0.14
November 2010	$0.15	$0.15
August 2010	$0.25	$0.11
May 2010	$0.21	$0.20
February 2010	$0.25	$0.25
November 2009	$0.06	$0.06
August 2009	$0.20	$0.12

(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 25, 2011, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.06. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

As of November 25, there were 133 holders of record of our common stock. As of November 25, 2011 24,743,865 common shares were issued and outstanding.

Our common shares are issued in registered form. Olympia Trust Company, 1003-750 West Pender Street, Vancouver, BC V6C 2T8 (Telephone: 604-484-8612; Facsimile: 604-484-8638) is the transfer agent for our common shares.

Nevada Agency and Trust Company, is the agent for service in Nevada, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar agent.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On March 3, 2011, we closed a private placement of 8,729,000 units at a price of CAD$0.10 per unit for gross proceeds of CAD$872,900, (US$893,993). Each unit consisted of one share of common stock in the capital of our company and one non-transferable share purchase warrant (Subscribers’ Warrants), each full warrant entitling the holder to purchase one additional share of common stock in the capital of our company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20. As per the terms of the Subscription Agreement, we have granted to the subscribers a participation right to participate in future offerings of our company’s securities as to their pro rata shares for a period of 12 months from the closing of the private placement. We paid broker commissions of $48,930 in cash and issued 489,300 brokers warrants. Each full warrant entitling the holder to purchase one additional share of common stock in the capital of our company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20. We issued the units to six (6) US persons pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act 1933, as amended. Each of the subscribers represented that they were an “accredited investor” as such term is defined in Regulation D. We issued the units to sixty-four (64) non-US persons in an off-shore transaction pursuant to the exemption from registration provided for under Regulation S, promulgated under the United States Securities Act of 1933, as amended. Each of the subscribers represented that they were not a “US person” as such term is defined in Regulation S.

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plan described below:

2007 Equity Compensation Plan

On April 25, 2007, our shareholders approved and adopted the 2007 equity incentive plan. The purpose of the Plan is to secure for our company and our shareholders the benefits of incentive inherent in share ownership by the directors and employees of our company and our Affiliates who, in the judgment of our board, will be largely responsible for our company’s future growth and success. It is generally recognized that equity incentive plans of the nature provided for herein aid in retaining and encouraging directors and employees of exceptional ability because of the opportunity offered them to acquire a proprietary interest in our company.

The maximum number of Options available under the Plan, are for the issuance of up to 1,000,000 shares of common stock of our company.

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

On October 22, 2009, we granted an additional 500,000 stock options to our directors and consultants. The exercise price of the stock options is $0.10 per share, which are vested immediately and expire October 22, 2014. This plan was rolled into the 2011 Stock Option Plan as approved by our shareholders on April 14, 2011.

2010 Equity Compensation Plan

On February 5, 2010, our shareholders approved and adopted the 2010 equity incentive plan. The purpose of the 2010 Plan is to enhance the long-term stockholder value of our company by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

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

This plan was rolled into the 2011 Stock Option Plan as approved by our shareholders on April 14, 2011.

2011 Stock Option Plan

On April 14, 2011, our shareholders approved and adopted at the Annual General Meeting to roll our 2007 Equity compensation plan and our 2010 Equity Compensation Plan into a new 2011 Stock Option Plan. The purpose of this Plan is to advance the interests of our company, through the grant of Options, by providing an incentive mechanism to foster the interest of eligible persons in the success of our company and our affiliates; encouraging eligible persons to remain with our company or our affiliates; and attracting new directors, officers, employees and consultants.

This Plan shall be administered by our board. Subject to the provisions of this Plan, our board shall have the authority: to determine the Eligible Persons to whom Options are granted, to grant such Options, and to determine any terms and conditions, limitations and restrictions in respect of any particular Option grant, including but not limited to the nature and duration of the restrictions, if any, to be imposed upon the acquisition, sale or other disposition of shares of common stock acquired upon exercise of the Option, and the nature of the events and the duration of the period, if any, in which any Participant's rights in respect of an Option or shares of common stock acquired upon exercise of an Option may be forfeited; to interpret the terms of this Plan, to make all such determinations and take all such other actions in connection with the implementation, operation and administration of this Plan, and to adopt, amend and rescind such administrative guidelines and other rules and regulations relating to this Plan, as it shall from time to time deem advisable, including without limitation for the purpose of ensuring compliance with Section legislation hereof. Our board's interpretations, determinations, guidelines, rules and regulations shall be conclusive and binding upon our company, Eligible Persons, Participants and all other persons.

The aggregate number of Common Shares that may be reserved, allotted and issued pursuant to Options shall not exceed 4,720,348 shares of common stock, less the aggregate number of shares of common stock then reserved for issuance pursuant to any other share compensation arrangement. For greater certainty, if an Option is surrendered, terminated or expires without being exercised, the Common Shares reserved for issuance pursuant to such Option shall be available for new Options granted under this Plan.

The Board may amend, subject to the approval of any regulatory authority whose approval is required, suspend or terminate this Plan or any portion thereof. No such amendment, suspension or termination shall alter or impair any outstanding unexercised Options or any rights without the consent of such Participant. If this Plan is suspended or terminated, the provisions of this Plan and any administrative guidelines, rules and regulations relating to this Plan shall continue in effect for the duration of such time as any Option remains outstanding.

As at the date of the annual report, there was nil stock options exercised

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
2011Stock Option Plan approved by security holders	3,260,000	$0.15	1,460,348
Total	3,260,000	$0.15	1,460,348

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2011.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for our Years Ended August 31, 2011 and 2010

Our net loss and comprehensive loss for our year ended August 31, 2011, for our year ended August 31, 2010 and the changes between those periods for the respective items are summarized as follows:

	Year Ended August 31, 2011 $	Year Ended August 31, 2010 $	Change Between Year Ended August 31, 2011 and Year Ended August 31, 2010 $
Revenue	$20,512	$11,861	$(8,651)
Other (income)expenses	(626,508)	3,227,901	(3,854,409)
General and administrative	797,654	468,837	328,817
Interest expense	23,635	8,206	15,429
Write down in carrying value of oil and gas properties	Nil	3,463,861	(3,463,861)
Consulting fees	511,598	274,817	236,781
Oil and gas operating expenses	Nil	Nil	Nil
Professional Fees	94,557	86,633	7,924
Net Income (loss)	(165,405)	(2,955,141)	2,789,736

Revenue

We have earned minimal amounts of revenue since inception. The revenues for our years ended August 31, 2011 and 2010 were from clean energy.

Other Income

The increase in other income for our year ended August 31, 2011, was from the gain on marketable securities held for sale and revaluation of warrants liability. During the year ended August 31, 2010 the large loss was due to a write down of oil and gas properties offset by income recovery of deferred taxes.

General and Administrative

The increase in our general and administrative expenses for our year ended August 31, 2011 was due to increased consulting, advertising and promotion, travel, and professional fees.

Professional Fees

There was an increase in accounting, audit and legal fees for our year ended August 31, 2011. This was due to adaption of a new stock option plan and a Form S-8 listing with the US Securities Exchange Commission.

Interest Expense

The increase in interest expense for our year ended August 31, 2011 was due to an increase of loans during the current year compared to prior year.

Oil and Gas Operating Expenses

There were no oil and gas sales for the year ended August 31, 2011.

Liquidity and Financial Condition

Working Capital	At	At
	August 31,	August 31,
	2011	2010
Current assets	$720,570	$498,674
Current liabilities	88,689	149,944
Working capital	$631,881	$348,730

Cash Flows	Year Ended
	August 31,	August 31
	2011	2010
Cash flows (used in) operating activities	$(537,372)	(273,335)
Cash flows (used in) investing activities	(29,045)	(108,731)
Cash flows provided by financing activities	795,063	133,625
Net increase (decrease) in cash during year	$228,646	(248,441)

Operating Activities

Net cash used in operating activities was $537,372 for our year ended August 31, 2011 compared with cash used in operating activities of $273,335 in the same period in 2010. The increase in net cash used in operating activities is due to our company paying down monies owed to related parties, compared to August 31, 2010 where there was a write down of oil and gas properties offset by income recovery of deferred taxes.

Investing Activities

Net cash used in investing activities was $29,045 for our year ended August 31, 2011 compared to net cash provided in investing activities of $108,731 in the same period in 2010. The decrease in funds used was for the proceeds received from the disposition of the oil and gas interests during the year, which were offset by the investment in Global Solar and in the option agreements with Wildhorse Copper Inc. and Altar Resources.

Financing Activities

Net cash provided by financing activities was $795,063 for our year ended August 31, 2011 compared to $133,625 in the same period in 2010. This increase is primarily attributed to our private placement which closed in March 2011.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have a net loss of $165,405 for the year ended August 31, 2011 [2010 – net loss of $2,955,141] and at August 31, 2011 had a deficit accumulated during the exploration stage of $4,384,019 [2010 – $4,218,614]. We generated revenue of $20,512 for the year ended August 31, 2011 [2010 - $11,861]. We have working capital of $631,881 as at August 31, 2011 [2010 - $348,730]. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enertopia Corp.
(A development stage company)

We have audited the consolidated balance sheet of Enertopia Corp. (the “Company”) (a development stage company, formerly Golden Aria Corp.) as at August 31, 2011 and the related consolidated statements of stockholders’ equity, operations and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended August 31, 2010, and the cumulative data from November 24, 2004 (inception) to August 31, 2010 in the statements of stockholders’ equity, operations and cash flows, which were audited by other auditors whose report, dated November 25, 2010 which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from November 24, 2004 (inception) to August 31, 2010, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2011 and the result of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements refer to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
November 29, 2011	Chartered Accountants

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

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31	August 31
	2011	2010
ASSETS

Current
Cash and cash equivalents	$263,152	$34,506
Owned securities (Note 4)	375,910	343,074
Accounts receivable	37,243	16,903
Prepaid expenses and deposit	44,265	4,191
Assets held for sale (Note 6)	-	100,000
Total current assets	720,570	498,674

Non-Current
Long term investments - Pro Eco & GSWPS (Note 5)	261,431	220,986
Deferred charges	29,038	-
Mineral Property (Note 7)	162,045	-
Total Assets	$1,173,084	$719,660

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$14,881	$27,035
Promissory notes - related party (Note 8)	-	50,000
Due to related parties (Note 9)	73,808	72,909
Total Current Liabilities	88,689	149,944

Promissory notes - related party (Note 8)	-	139,844
Warrants Liability (Note 11)	300,792	-
	389,481	289,788
STOCKHOLDERS' EQUITY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
24,643,865 common shares at August 31, 2011 and August 31,2010:15,710,240	24,644	15,710
Additional paid-in capital	5,142,978	4,632,777
Deficit accumulated during the exploration stage	(4,384,019)	(4,218,614)
Total Stockholders' Equity	783,603	429,873
Total Liabilities and Stockholders' Equity	$1,173,084	$719,660

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			NOVEMBER 24, 2004
	YEAR ENDED		TO
	August 31	August 31	August 31
	2011	2010	2011

Revenue
Non-renewal energy - natural gas and oil revenue	$-	$254	$374,342
Renewal energy - service revenue	20,512	11,607	32,119

	20,512	11,861	406,462
Cost of revenue
Non-renewal energy:
Natural gas and oil operating costs and royalties	-	-	141,197
Depletion	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	293,436
Renewal energy	14,771	32,969	47,740

	14,771	32,969	780,862

Gross Profit	5,741	(21,108)	(374,401)

Expenses
Accounting and audit	46,378	44,621	284,845
Sales & Marketing	846	-	846
Advertising & Promotions	40,627	8,020	63,005
Bank charges and interest expense	23,635	8,206	54,240
Consulting	511,598	274,817	1,294,251
Mining exploration costs	14,094	-	332,386
Fees and dues	31,866	36,773	94,202
Insurance	15,045	8,323	38,572
Investor relations	10,050	12,840	36,055
Legal an professional	48,179	42,012	201,905
Office and miscellaneous	7,210	(813)	46,655
Rent	14,960	9,100	67,093
Telephone	3,783	3,427	12,120
Training & Conferences	-	5,674	10,248
Travel	29,383	15,837	65,662

Total expenses	797,654	468,837	2,602,086

(Loss) for the period before other items	(791,913)	(489,945)	(2,976,486)

Other income (expense)
Interest income	-	-	9,433
Others	-	(791)	25,732
Equity interest pick up	(1,555)	(1,336)	(12,070)
Gain on owned securities	32,836	118,597	32,836
Gain on disposition of oil and gas interests	-	119,490	522,976
Revaluation of warrants liability	595,227	-	595,227
Write down of oil and gas properties	-	(3,463,861)	(3,344,372)

Income (loss) before income taxes	(165,405)	(3,717,846)	(5,146,724)

Income tax recovery - deferred	-	762,704	762,704

Net loss and comrehensive loss for the period	$(165,405)	$(2,955,141)	$(4,384,019)

Basic and diluted income (loss) per share	$(0.01)	$(0.20)

Weighted average number of common shares outstanding - basic and diluted	19,893,489	15,086,412

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO August 31, 2011
(Expressed in U.S. Dollars)

						DEFICIT
						ACCUMULATED
	COMMON STOCK		ADDITIONAL		STOCK	DURING	TOTAL
			PAID-IN		TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL		ISSUED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	-	$-	$-		$-	$-	$-
Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882		-	-	109,350
Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638		-	-	333,750
Stock to be issued	125,000	-	37,375		125	-	37,500
Comprehensive income (loss): (Loss) for the period	-	-	-		-	(167,683)	(167,683)
Balance, August 31, 2005	6,705,000	6,580	473,895		125	(167,683)	312,917
Stock issued on September 29, 2005	-	125	-		(125)	-	-
Comprehensive income (loss): (Loss) for the year	-	-	-		-	(200,091)	(200,091)
Balance, August 31, 2006	6,705,000	6,705	473,895		-	(367,774)	112,826
Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236				163,329
Stock issued for property on April 18, 2007	250,000	250	274,750		-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900		-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400		-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405		-	-	3,405
Comprehensive income (loss): (Loss) for the year	-	-	-		-	(607,397)	(607,397)
Balance, August 31, 2007	7,747,740	$7,748	$1,264,586		$-	$(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195		-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139		-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257		-	-	104,257
Comprehensive income (loss): (Loss) for the year	-	-	-		-	(372,535)	(372,535)
Balance, August 31, 2008	14,652,740	$14,653	$4,269,177		$-	$(1,347,706)	$2,936,124
Imputed interest for non-interest bearing loan	-	-	4,410		-	-	4,410
Stock-based compensation	-	-	35,780		-	-	35,780
Comprehensive income (loss): (Loss) for the year	-	-	-		-	84,233	84,233
Balance, August 31, 2009	14,652,740	$14,653	$4,309,367		$-	$(1,263,473)	$3,060,547
Imputed interest for non-interest bearing loan			2,442				2,442
Stock-based compensation			78,858				78,858
Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500				125,000
Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068				83,625
Gain on settlement of the amount due to related parties			34,542				34,542
Comprehensive income (loss): (Loss) for the year	-	-	-		-	(2,955,141)	(2,955,141)
Balance, August 31, 2010	15,710,240	15,710	4,632,777		-	(4,218,614)	429,873
Debt settlement on November 22, 2010	62,500	63	9,313				9,376
Debt settlement on November 19, 2010	100,000	100	14,900				15,000
Stock-based compensation			254,443				254,443
Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264		-		893,993
Share Issuance costs			(96,490)				(96,490)
Warrants issued on March 3, 2011			(848,459)				(848,459)
Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000				-
Debt settlement on March 16, 2011	78,125	78	12,422				12,500
Debt settlement on April 27, 2011	360,000	360	157,412				157,772
Debt settlement on April 27, 2011	100,000	100	45,900				46,000
Shares issued Wildhorse on April 11, 2011	500,000	500	74,500				75,000
Share issuance correction on Jun 4, 2011	4,000	4	(4)				-
Comprehensive income (loss): (Loss) for the year						(165,405)	(165,405)
Balance, August 31, 2011	24,643,865	$24,644	$5,142,978	$	- $	(4,384,019)	$783,603

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE	CUMULATIVE
			PERIOD FROM	PERIOD FROM
			INCEPTION	INCEPTION
			November 24, 2004	November 24, 2004
	YEAR ENDED		TO	TO
	August 31,	August 31,	August 31,	August 31
	2011	2010	2011	2010

Cash flows used in operating activities

Net Income (loss)	$(165,405)	$(2,955,141)	$(4,384,019)	(4,218,614)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	281,638	78,858	617,492	335,854
Depletion	-	-	298,490	298,490
Write down in carrying value of oil and gas properties	-	-	293,437	293,437
Stock issued for mineral resource and oil and gas property	-	-	37,500	37,500
Write down of oil and gas properties	-	3,463,861	3,344,371	3,344,371
Gain on disposition of oil and gas properties	-	(119,490)	(522,976)	(522,976)
Fair value of warrants liabilities	(595,227)	-	(595,227)
Gain on owned securities	(32,836)	(118,597)	(32,836)
Equity pick-up	1,555	1,336	12,070	10,515
Imputed interest	-	2,442	17,396	17,396
Accrued loan interest	17,928	-	17,928
Income tax recovery	-	(762,704)	(762,704)	(762,704)

Change in non-cash working capital items:
Accounts receivable	(20,340)	(7,295)	(26,535)	(6,195)
Prepaid expenses and deposit	(40,074)	(1,414)	(19,981)	20,093
Deferred charges	(29,038)	-	(29,038)
Accounts payable and accrued liabilities	(2,472)	27,035	(3,357)	(885)
Due to related parties	46,899	117,774	91,137	44,238

Net cash (used in) operating activities	(537,372)	(273,335)	(1,646,852)	(1,109,480)

Cash flows from (used in) investing activities

Oil and gas properties acquisition and divestment	-	(47,231)	(345,180)	(345,180)
Proceeds from sale of oil and gas interests	100,000	-	521,545	421,545
Mineral resource properties acquisition	(87,045)	-	(87,046)	(1)
Investment in GSWPS	(42,000)	(61,500)	(103,500)	(61,500)
Investment in Pro Eco	-	-	(45,000)	(45,000)
Cash provided in connection with business acquisition	-	-	201,028	201,028

Net cash from (used in) investing activities	(29,045)	(108,731)	141,847	170,892

Cash flows from financing activities
Promissory notes - related party	(50,000)	50,000	-	50,000
Net proceeds from subscriptions received	845,063	83,625	1,768,158	923,095

Net cash from financing activities	795,063	133,625	1,768,158	973,095

Increase (Decrease) in cash and cash equivalents	228,646	(248,441)	263,153	34,507

Cash and cash equivalents, beginning of period	34,506	282,948	-	-

Cash and cash equivalents, end of period	$263,152	$34,507	$263,153	34,507

Supplemental information of cash flows
Interest paid in cash	$4,500	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company was an independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States and Canada. In the fiscal year 2010, the Company shifted its strategic plan from its non-renewal energy operations to its planned renewal energy operations and considered as a development stage company. The Company has offices in Vancouver and Kelowna, B.C., Canada.

Effective September 25, 2009, we effected one (1) for two (2) share consolidation of our authorized and issued and outstanding common stock.

On February 8, 2010, the Company changed its name from Golden Aria Corp. to Enertopia Corp.

On February 22, 2010, the Company increased its authorized share capital to 200,000,000 common shares.

2.	GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $165,405 for the year ended August 31, 2011 [net loss $2,955,141 for the year ended August 31, 2010] and as at August 31, 2011 has incurred cumulative losses of $4,384,019 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2011 and 2010, cash and cash equivalents consist of cash only.

d)	Investments in Companies Accounted for Using the Equity Method

Investments in equity method investees are accounted for using the equity method based upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from and investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of the net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company’s proportionate interest in the investee is reflected in income as a deemed dilution gain or loss on disposition. The Company evaluates its investments in companies accounted for the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

e)	Mineral Property Rights Acquisition and Exploration and Development Expenditures

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. The Company assesses the carrying costs for impairment when indicators of impairment exist. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated total recoverable proven and probable reserves.

Mineral property exploration and development costs are expensed as incurred until the establishment of economically viable reserves.

f)	Stock-Based Compensation

The Company followed Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, owned securities, accounts receivable, accounts payable, promissory notes due to related parties, due to related parties, and warrants liability. With the exception of owned securities, non-current portion of promissory notes and warrants liability, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of the non-current portion of promissory notes are estimated using quoted market prices or are based on the discounted value of future cash flows. The fair value of owned securities are measured based on quoted prices in active markets. The fair value of the warrants liability is determined by using the Black-Scholes option pricing model.

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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The management of the Company had estimated the asset retirement obligation to be immaterial and therefore was not reflected on the financial statements as of August 31, 2011.

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

The Company places its cash and cash equivalent with high credit quality financial institution. As of August 31, 2011, the Company had approximately $175,046 in a bank beyond insured limit (August 31, 2010: $0).

p)	New Accounting Pronouncements

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

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This guidance was issued to clarify that pro forma disclosures should be presented as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The disclosures should also be accompanied by a narrative description of the nature and amount of material, nonrecurring pro forma adjustments. This new guidance is effective prospectively for business combinations consummated on or after the annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The Company does not believe that the adoption of this guidance will have a material impact on its financial statements.

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.	OWNED SECURITIES

Owned securities includes, 375,000 common shares and 375,000 warrants of Cheetah Oil & Gas Ltd. and 499,893 common shares and 499,893 warrants of Lexaria Corp, obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value. The Chairman of the Company is a Director and Officer of Lexaria Corp.

The fair values of the common shares of Cheetah Oil & Gas Ltd. and Lexaria Corp. as at August 31, 2011 were $0.07 and $0.40 per share, respectively. The fair values of warrants of Cheetah Oil & Gas Ltd. and Lexaria Corp. as at August 31, 2011 were $0.07 and $0.40 per share, respectively. The above fair values of warrants have been estimated as of August 31, 2011 by using the Black-Scholes option pricing model with the following assumptions:

	Cheetah Oil & Gas Ltd.	Lexaria Corp.
Expected volatility	462.55%	138.40%
Risk-free interest rate	1.12%	1.12%
Expected life	.75 years	.75 years
Dividend yield	0.00%	0.00%

5.	LONG TERM INVESTMENTS

Pro Eco Energy USA Ltd.

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership. The Chairman of the Company is a Director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.

During the year ended August 31, 2011, the Company recorded an equity loss of $2,304 (2010 – equity gain of $3,504), which resulted in a net investment of $37,021 (2010 - $39,326).

Global Solar Water Power Systems Inc.

On August 31, 2011 the Company has purchased 8.14% (2010 – 6.46%) investment in Global Solar Water Power Systems Inc. (“GSWPS”). This was made by a cash contribution of $103,500 and an issuance of 500,000 shares of the Company. at $0.25 per share for a combined value of $228,500. GSWPS is owned by an executive officer of the Company.

During the year ended August 31, 2011, the Company recorded an equity gain of $750 (2010 – equity loss of ($4,840)), which resulted in a net investment of $224,410 (2010 - $181,660).

6.	ASSETS HELD FOR SALE

During the year ended August 31, 2010, the Company’s oil and gas properties became available for sale as the result of the Company shifted its focus from its non-renewable energy operations to renewable energy plan. Pursuant to Accounting Standards Codification 360 “Accounting for the Impairment or Disposal of long-Lived Assets”, the Company reclassified the remaining oil and gas properties to be sold as assets held for sale and recorded at their recoverable amount on August 31, 2010. During the year ended August 31, 2011, the Company received the cash payment of $100,000 from the sale. The Company does not have any remaining oil and gas properties as at August 31, 2011.

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

On August 31, 2011, the fair values of Cheetah and Lexaria shares, based on market value, and warrants, using Black-Scholes pricing model, were $47,447 and $328,463 respectively.

7.	MINERAL PROPERTY

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement (“Option Agreement”) with the Optionors for an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Option Agreement the Optionors have assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, the Company made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors. As at August 31, 2011, total consideration including cash paid and common stock issued was $147,045; the Company has expensed the exploration costs of $14,094 and prepaid the exploration costs of $32,250.

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources respecting an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. Mining claims are in Arizona covering approximately 6,220 acres from Altar Resources who holds the mining claims directly, and indirectly through federal mining claims and state mineral exploration leases, or represents that it will hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. On October 11, 2011, Enertopia made aggregate cash payments of $71,000 and issued 100,000 shares to Altar Resources.

8.	PROMISSORY NOTES

On May 31, 2010, the Company settled the amount due to related parties into two promissory notes of $80,320 (CAD$84,655) and $90,000. Both promissory notes were unsecured, non-interest bearing and due on May 31, 2012 at an imputed interest rate of 12% per annum upon the settlement. On April 27, 2011, the Company entered into debt settlement agreement with one of the holders, a company controlled by the Chairman/CEO of the Company, whereby the Company issued 360,000 common shares at a price of $0.15 per share to the holder, and the holder agreed to accept the shares as full and final payment of the promissory note of $90,000. On the same day, the Company entered into a debt settlement agreement with another holder, another company controlled by the Chairman/CEO of the Company, of the promissory note, whereby the holder agreed to forgive the repayment of debt for Nil consideration. In connection with the settlements and forgiveness of the above promissory notes, the Company recorded $79,997and $26,357 in additional paid in capital for the gain on settlement of debt, respectively.

On August 23, 2010, the Company entered into an unsecured, one year promissory note of US$50,000 with a 12% interest rate with the Chairman of the board of and CEO of the Company. The promissory note was due and fully repaid as of August 23, 2011.

	August 31, 2011	August 31, 2010
Promissory note of $50,000, interest rate of 12% per annum, uncollateralized and due on August 23, 2011	-	50,000
Promissory note of $80,320, non-interest bearing, uncollateralized and due on May 31, 2012	-	66,006
Promissory note of $90,000, non-interest bearing, uncollateralized and due on May 31, 2012	-	73,838
	-	189,444
Less: current maturities	-	50,000
	-	139,844

9.	RELATED PARTIES TRANSACTION

For the year ended August 31, 2010, the Company was party to the following related party transactions:

· Paid / accrued $60,000 (2010: $62,900) to the President of the Company in consulting fees.
· Paid / accrued $60,000 (2010: $66,717) and $nil (2010: $5,911); of consulting fees and office rent, respectively, to a company controlled by a Director/CEO of the Company.
· Paid $59,643 (2010: $43,916) in consulting fees to a company controlled by the CFO of the Company.
· Paid $12,000 (2010: $11,000) in consulting fee to the COO of the Company.
· Paid / accrued $42,000 (2010: $8,815 in cost of renewal energy service to the COO of the Company and a company controlled by the executive officer.
· Paid / accrued $37,500 (2010: $Nil) in consulting fee to the Senior VP, Business Development. · Director fee of total $6,023 paid to three directors of the company as of August 31, 2011.
· See Notes 5, 8 and 12.

On April 27, 2011, the Company entered into a debt settlement agreement with the President of the Company regarding due to related parties in the amount of $46,000, whereby $15,000 was settled by issuing common shares of 100,000, and $31,000 was forgiven for Nil consideration. In connection with the debt settlement, the Company recorded $100 in share capital and $45,900 in additional paid in capital for the gain on the settlement of the debt.

On March 16, 2011, the Company entered into a debt settlement agreement with an officer of the company, whereby the Company issued 78,125 common stock in connection with the settlement of debt of $12,500 at a price of $0.15 per share pursuant to a consulting agreement. The Company recorded $781 in additional paid in capital for the gain on the settlement of the debt.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties. On August 31, 2011, amounts due to related parties are unsecured, non-interest bearing and due on demand.

See Note 8.

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

On January 1, 2011, 1,000,000 common shares were cancelled by the Company.

On March 3, 2011, the Company closed a private placement of 8,729,000 units at a price of CAD$0.10 per unit for gross proceeds of CAD$872,900, US$893,993. Each unit consisted of one common share in the capital of the Company and one non-transferable share purchase warrant (Subscribers’ Warrants), each full warrant entitling the holder to purchase one additional common share in the capital of the Company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20. As per the terms of the Subscription Agreement, the Company grants to the Subscribers a participation right to participate in future offerings of the Company’s securities as to their pro rata shares for a period of 12 months from the closing of the Private Placement (the “Participation Right”). The Company paid broker commissions of $48,930 in cash and issued 489,300 brokers warrants (Broker’s Warrants). Each full warrant entitling the holder to purchase one additional common share in the capital of the Company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20. The fair value of the Broker’s Warrants is calculated as $47,560 by using Black-Scholes model (see Note 11 warrants).

On March 16, 2011, the Company issued 78,125 common shares in connection with the settlement of debt of $12,500 at a price of $0.15 per common share pursuant to a consulting agreement (See Note 9 and 12 (h)).

On April 11, 2011, the Company issued 500,000 common shares in connection with the Wildhorse Copper (AZ) Copper Hills property (See Note 7) for an amount of $75,000 at a price of $0.15 per common share.

On April 27, 2011, the Company issued 360,000 common shares to CAB Financial Services Ltd. in connection with a debt settlement for promissory note of $90,000 at a price of $0.15 per common share. In connection with the settlement of the amounts due to related parties, the Company recorded $26,357 in additional paid in capital for the gain on settlement of debt.

On April 27, 2011, the Company issued 100,000 common shares to the president of the Company in connection with a debt settlement for consulting fees of $46,000, refer to Note 9.

On June 8, 2011, the Company issued 4,000 common shares to a shareholder in connection with the May 31, 2010 private placement.

As at August 31, 2011, the Company had 24,643,865 shares issued and outstanding.

11.	STOCK OPTIONS AND WARRANTS

On October 22, 2009, the Company re-priced the stock options to directors, officers and consultants with the exercise price of $0.20.

The vesting dates of options are as below:

Vesting Dates	Percentage of options granted
December 14, 2007	25%
December 14, 2008	25%
December 14, 2009	25%
December 14, 2010	25%

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

On April 14, 2011, the shareholders approved and adopted at the Annual General Meeting to consolidate the Company’s 2007 Equity compensation plan and the Company’s 2010 Equity Compensation Plan into a new Company 2011 Stock Option Plan. The purpose of this Plan is to advance the interests of the Corporation, through the grant of Options, by providing an incentive mechanism to foster the interest of eligible persons in the success of the Corporation and its affiliates; encouraging eligible persons to remain with the Corporation or its affiliates; and attracting new Directors, Officers, Employees and Consultants.

On June 2, 2011, the Company granted 300,000 stock options to directors of the Company with an exercise price of $0.15, which are vested immediately and expire on June 2, 2016.

For the year ended August 31, 2011, the Company recorded $254,443 (2010 – $78,858) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the years ended August 31, 2011 and 2010 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2010	1,790,000	$ 0.14
Granted	1,110,000	$ 0.15
Granted	150,000	$ 0.15
Granted	150,000	$ 0.18
Granted	300,000	$ 0.15
Cancelled	(240,000)	$ 0.20
Balance, August 31, 2011	3,260,000	$ 0.15

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2008 and 2009	892,500	$ 0.20
Granted	1,400,000	$ 0.11
Cancelled	(502,500)	$ 0.20
Balance, August 31, 2010	1,790,000	$ 0.14

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

year ended August 31, 2011
Expected volatility	142.56 – 160.89%
Risk-free interest rate	1.49-2.71%
Expected life	2.00-5.00 years
Dividend yield	0.00%
Weighted average fair value of the options	$0.18

year ended August 31, 2010

Expected volatility	141.90%
Risk-free interest rate	2.68%
Expected life	5.00 years
Dividend yield	0.00%
Weighted average fair value of the options	$0.14

The exercise prices of the options granted are higher than its market prices as at the dates of grant.

The Company has the following options outstanding and exercisable.

August 31 2011		Options outstanding		Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	Average	Number	Average
Exercise prices	Number	contractual	Exercise	of shares	Exercise
	of shares	life	Price	exercisable	Price

$0.10	500,000	3.14 years	$0.10	500,000	$0.10
$0.10	650,000	3.33 years	$0.10	650,000	$0.10
$0.20	350,000	1.29 years	$0.20	350,000	$0.20
$0.20	150,000	3.98 years	$0.20	150,000	$0.20
$0.20	100,000	4.19 years	$0.20	100,000	$0.20
$0.15	910,000	4.46 years	$0.15	910,000	$0.15
$0.15	150,000	4.53 years	$0.15	150,000	$0.15
$0.18	150,000	4.54 years	$0.18	150,000	$0.18
$0.25	300,000	4.76 years	$0.15	150,000	$0.15

	3,260,000	3.70 years	$0.15	3,110,000	$0.15

August 31, 2010		Options outstanding		Options exercisable
		Weighted	Weighted		Weighted
	Number	average	Average	Number	Average
	of shares	remaining	Exercise	of shares	Exercise
Exercise prices	life	contractual	Price	exercisable	Price

$0.10	500,000	4.14 years	$0.10	500,000	$0.10

$0.10	650,000	4.33 years	$0.10	650,000	$0.10

$0.20	390,000	2.28 years	$0.20	390,000	$0.20

$0.20	100,000	4.50 years	$0.20	100,000	$0.20

$0.20	150,000	4.98 years	$0.20	75,000	$0.20

	1,790,000	3.89 years	$0.14	1,715,000	$0.13

Warrants

8,729,000 Subscribers’ Warrants and 489,300 Broker’s Warrants issued in association with the private placement on March 3, 2011 meet the definition of a derivative. Since the exercise price of these warrants is denominated in Canadian dollars, which is different from the Company’s functional currency, the Subscribers’ Warrants and Broker’s Warrants are not considered indexed to the Company’s common shares and they cannot be classified within equity. Therefore the Subscribers’ Warrants and the Broker’s Warrants, which expires on March 31, 2013, are classified as warrants liability in the amount of $848,459 on the Company’s consolidated balance sheet.

The fair value of the Subscribers’ Warrants and the Broker’s Warrants was revalued on August 31, 2011 using the Black-Scholes option pricing model with the following assumptions:

Period ended August 31, 2011
Exercise price (CDN dollars per warrant)	0.20
Expected volatility	121.34%
Risk-free interest rate	1.12%
Expected life	1.50 years
Dividend yield	0.00%
Estimated fair value per warrant (CDN dollars)	0.0326

12.	COMMITMENTS – OTHER

	(a)	The Company has a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$700 plus HST per month.

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

(f)

On February 28, 2010, the Company entered into an Asset and Share Purchase Agreement with the Company’s chief technical officer - Mr. Mark Snyder to acquire up to 20% ownership interest of GSWPS. As at August 31, 2011, the Company has acquired 8.14% (August 31, 2010 – 6.46%) (see Note 5) with the remaining 11.86% ownership payable by issuance of 500,000 common shares of the Company and cash of $93,000 paid on a minimum monthly basis of $3,500.

(g)

On August 23, 2010, the Company entered into a consulting agreement with the Senior Vice-President, Business Development for $3,125 per month. On November 17, 2010, the Company renewed the agreement into a month to month consulting agreement with the Senior Vice-President, Business Development for $3,125.

(h)

On June 27, 2011, the Company entered into a non-exclusive 12 month agreement with a third party, IBK Capital Corp. to assist with raising capital of up to $3million. IBK Capital Corp. will be paid a work fee of $25,000 plus $3,500 on out of pocket costs. IBK Capital Corp. will be paid 8.5% cash commission and 8.5% common share purchase warrants on funds raised. As at August 31, 2011, the Company has not paid any cash commission nor issued any common shares.

See Note 7.

13.	DEFERRED INCOME TAX

The Company’s provision for income taxes is comprised of the following:

		2011		2010

Current Tax Provision	$	Nil	$	Nil
Deferred Tax Recovery	$	Nil		$(762,704)
Income tax (recovery)	$	Nil		$(762,704)

Income taxes vary from the amount that would be computed by applying the statutory federal income tax rate of 34% for the following reasons:

	2011	2010
Income tax (recovery) expense at U.S. Federal Statutory Rate	$(56,237)	$(1,264,068)
Non-deductible items	87,039	27,266
Unrealized gain on owned securities	(213,541)	(80,950)
Changes in Valuation Allowance	182,739	555,048

Income tax expense (recovery)	$-	$(762,704)

The tax effects of temporary differences that give rise to the Company’s deferred tax asset (liability) are as follows:

	2011	2010

Net Operating Loss Carry forward	$831,542	$648,830
Long term Investment	(10,177)	3,575
Owned Securities	(92,114)	(80,950)
Valuation Allowance	(729,251)	(571,455)

Deferred Tax Assets (Liabilities)	$-	$(648,830)

For tax purpose, as of August 31, 2011 the Company has operating loss carry forwards of approximately $2,439,680 which expire in 2025 through 2031 as follows:

	Amount	Expiration Date

2011	$537,000	2031
2010	870,000	2030
2009	70,000	2029
2008	459,000	2028
2007	329,000	2027
2006	114,000	2026
2005	61,000	2025

Total loss carry forward	$2,440,000

14.	SEGMENTED INFORMATION

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting," the Company has concluded it has two reportable segments: renewable energy, and mining exploration and developments, which are managed separately based on fundamental differences in their operations nature.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Mining exploration and
Year ended August 31, 2011	Renewable energy	development	Corporate	Consolidated
Revenues	$20,512	$-	$-	$20,512
Net income (loss) from operations	(135,147)	(169,545)	139,287	(165,405)
Total assets	$298,509	$196,181	$678,394	$1,173,084

		Mining exploration and
Year ended August 31, 2010	Renewable energy	development	Corporate	Consolidated
Revenues	$11,607	$-	$254.00	$11,861
Net income (loss) from operations	(32,623)	-	(2,922,518)	(2,955,141)
Total assets	$47,015	$-	$672,645	$719,660

The operations of the Group are located in only one geographic location, United States.

15.	COMPARATIVE FIGURES

Certain 2010 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2011.

16.	SUBSEQUENT EVENTS

a.	On October 1, 2011, the Company entered into a non-exclusive 12 month agreement with Peter Grandich to assist the Company with the development and implementation of a public and investor relations and communications program, and provide ongoing assistance to the Company regarding the development and enhancement of the Company's public and market image. Mr. Grandich will receive compensation of US$7,500 for the first three months of his engagement and subsequently, US$2,500 on the first day of each successive month for the term of the agreement unless previously terminated as per the agreement.

b.

The Company has entered into an Option Agreement on October 11, 2011 with Altar Resources with respect to the proposed option to purchase a 100% interest in approximately 6,220 acres of State mining leases and Federal mining claims in Arizona, USA. These leases and claims are subject to a 2.5% NSR from commercial production. The Altar holds the mining claims directly and indirectly through federal mining claims and state mineral leases. Upon execution of the Option Agreement, the Company provided a US$15,000 payment to the Vendor and US$41,000 in Escrow. The Company issued 100,000 common stock of the Company to Altar Resources at a deemed price of $0.10 on October 11, 2011. In order to earn its 100% interest, the Company is required to make aggregate cash payments of US$881,000 and issue an aggregate of 1,000,000 shares of its common stock over a five year period.

We have evaluated events subsequent to August 31, 2011, through the date the financial statements were issued, and determined that no events have occurred that require adjustment of or disclosure in the consolidated financial statements, other than as disclosed above.

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

As of August 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President and Director	51	November 2007
			April 14, 2008
Gerald Carlson	Director	62	March 2005
Donald Findlay	Director	60	June 2, 2011
Greg Dawson	Director	52	June 2, 2011
Chris Bunka	Chairman, Director and Chief Executive Officer	50	November 2004
Bal Bhullar	Chief Financial Officer	42	October 9, 2009
Mark Snyder	Chief Technical Officer	57	October 9, 2009

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

Donald Findlay, Director

Don Findlay has worked in the resource exploration business since 1980. He has worked in different capacities from consultant to the positions of Senior Exploration Geologist and Exploration Manager. Mr. Findlay completed his MSc in geology in 1978 with his thesis on copper molybdenum porphyry deposits.

Greg Dawson, Director

Greg Dawson has worked in the resource exploration business for over 25 years with Teck Exploration Ltd. and more recently as President of Redtail Metals Corp a TSXV company. From 2004 to 2010 Mr. Dawson was VP of exploration of Copper Ridge Resources, and was also responsible for the evaluation of acquisition opportunities, with emphasis on world class copper gold porphyry deposits and precious metal enriched VMS deposits.

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

Bal Bhullar, Chief Financial Officer

Ms. Bhullar brings over 18 years of diversified financial and risk management experience in both private and public companies, in the industries of high-tech, film, mining, marine, oil & gas, energy, transport, and spa industries. Among some of the areas of experience, Ms. Bhullar brings expertise in financial & strategic planning, operational & risk management, regulatory compliance reporting, business expansion, startup operations, financial modeling, program development, corporate financing, and corporate governance/internal controls. Previously, Ms. Bhullar has held various positions as President of BC Risk Management Association of BC, and served as Director and CFO of private and public companies. Currently, Ms. Bhullar serves as a Director and CFO for Bare Elegance Medspa, a former CFO for ISEE3D Inc., and is CFO and a Director of Lexaria Corp.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.     A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.     Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.     Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.     Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.     Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.     Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.     Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.      Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2011 and 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert McAllister(1) President and Director	2011 2010	$60,000 $62,900	Nil Nil	Nil Nil	255,000 300,000	Nil Nil	Nil Nil	Nil Nil	$60,000 $62,900
Gerald Carlson (2) Director and Former President	2011 2010	Nil Nil	Nil Nil	Nil Nil	100,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Donald Findlay Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	200,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Greg Dawson Director	2011 2010	Nil Nil	Nil Nil Nil	Nil Nil Nil	250,000 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Chris Bunka Chief Executive Officer, Director and Former Chief Financial Officer	2011 2010	$60,000(3) $60,000(3)	Nil Nil	Nil Nil	255,000 300,000	Nil Nil	Nil Nil	$Nil $10,628	$60,000 $70,628
Bal Bhullar Chief Financial Officer	2011 2010	$59,749 $43,916	Nil Nil	Nil Nil	300,000 200,000	Nil Nil	Nil Nil	Nil Nil	$59,749 $43,916
Mark Snyder Chief Technical Officer	2011 2010	$12,000 $11,000	Nil Nil	Nil Nil	Nil 200,000	Nil Nil	Nil Nil	$42,000 $8,815	$54,000 $19,815

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

We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007. During the term of this agreement, Mr. McAllister is to provide corporate administration and oil & gas exploration and production consulting services, such duties and responsibilities to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and supervising office staff and exploration and oil & gas consultants. Mr. McAllister is reimbursed at the rate of $2,000 per month. On December 1, 2008, the consulting fee was increased to $5,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

On March 2, 2008, we entered into a controller agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia. CAB Financial Services is a consulting company controlled by the chairman of the board and chief executive officer of the Company. Pursuant to the controller agreement, CAB Financial Services will provide corporate accounting and controller services to our company in consideration for the payment of CAD$3,675 (including $175 GST) per month. This agreement was terminated on October 9, 2009.

On December 1, 2008, we entered into a consulting agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia. CAB Financial Services is a consulting company controlled by the chairman of the board and the chief executive officer of our company. A fee of $5,000 per month is accrued. We may terminate this agreement without prior notice based on a number of conditions. CAB Financial Services Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

On October 9, 2009, we entered into a consulting agreement with BKB Management Ltd, a corporation organized under the laws of the Province of British Columbia. BKB Management controlled by the chief financial officer of the Company. A fee of CAD$4,675 including HST is paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective April 1, 2011, the consulting services are CAD$5,500 per month plus HST.

On October 9, 2009, weentered into a consulting agreement with Mark Snyder as the Chief Technical Officer. A fee of $1,000 paid per month.

On August 23, 2010, we entered into a consulting agreement with the Senior Vice-President, Business Development for $3,125 per month.

Other than as set out in this annual report on Form 10-K we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Grants of Plan-Based Awards Table

On October 22, 2009, we granted 500,000 stock options to directors and officers of our company with the exercise price of $0.10 per share, expiring over 5 years.

On December 30, 2009, we granted 650,000 stock options to directors and officers of our company with the exercise price of $0.10 per share, expiring over 5 years. On March 5, 2010, we granted 100,000 stock options to a consultant of our company with the exercise price of $0.20, which expire on March 5, 2015.

On August 23, 2010, we granted 150,000 stock options to an executive of our company with the exercise price of $0.20, which expire on August 23, 2015.

On November 9, 2010, we granted 100,000 stock options to an advisor of our company exercisable at $0.20 per share, which expire on November 9, 2015.

On November 15, 2010, cancelled 100,000 options pursuant to the termination of a consultant.

On February 14, 2011 we granted 1,010,000 stock options to directors, officers, and consultants of our company with the exercise price of $0.15, which expire on February 14, 2016.

On March 10, 2011, we granted 150,000 stock options to a director of our company with an exercise price of $0.15, which expire on March 10, 2016.

On March 16, 2011, we granted 150,000 stock options to an advisor of our company with an exercise price of $0.18, which expire on March 16, 2016.

On June 2, 2011, we granted 300,000 stock options to directors of our company with an exercise price of $0.15, which expire on June 2, 2016.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert McAllister	150,000 100,000 200,000 255,000			$0.20(1) $0.10 $0.10 $0.15	2012/12/14 2014/10/22 2014/12/30 2016/02/14
Gerald Carlson	50,000 100,000 50,000 100,000			$0.20(1) $0.10 $0.10 $0.15	2012/12/14 2014/10/22 2014/12/30 2016/02/14
Donald Findlay	150,000 50,000			$0.15 $0.25	2016/03/10 2016/06/02
Greg Dawson	250,000	150,000		$0.25	2016/06/02
Chris Bunka	150,000 100,000 200,000 255,000			$0.20(1) $0.10 $0.10 $0.15	2012/12/14 2014/10/22 2014/12/30 2016/02/14
Bal Bhullar	100,000 100,000 300,000			$0.10 $0.10 $0.15	2014/10/22 2014/12/30 2016/02/14
Mark Snyder	100,000 100,000			$0.10 $0.10	2014/10/22 2014/12/30

(1)     On October 22, 2009, the exercise price was changed from $0.70 to $0.20.

Option Exercises

During our fiscal year ended August 31, 2011 there were no options exercised by our named officers.

Compensation of Directors

Except as otherwise disclosed, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

The following table sets forth, as of November 25, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Gerald Carlson Vancouver, British Columbia, Canada	642,740(1)	1.7%
Chris Bunka Kelowna, British Columbia, Canada	4,407,666(2)	11.6%
Robert McAllister Kelowna, British Columbia, Canada	3,330,000(3)	8.76%
Bal Bhullar Vancouver, British Columbia, Canada	502,000(4)	1.3%
Mark Snyder California, USA	700,000(5)	1.8%
Donald Findlay Calgary, Alberta, Canada	200,000(6)	0.5%
Greg Dawson Vancouver, British Columbia, Canada	250,000(7)	0.7%

Directors and Executive Officers as a Group (5 people) (8)

(1)     Includes 50,000, 150,000, and 100,000 options which are exercisable at $0.20, $0.10 and $0.15.

(2)     Includes 2,334,333 shares and 333,333 warrants exercisable at $0.30 held in the name of C.A.B. Financial Services and 200,000 shares held in 0743608 BC Ltd for which Chris Bunka is the sole beneficiary. Includes 150,000, 300,000, and 255,000 options which are exercisable at $0.20, $0.10, and $0.15.

(3)     Includes 150,000, 300,000, and 255,000 options which are exercisable at $0.20, $0.10, and $0.15.

(4)     Includes 1,000 warrants exercisable at $0.30 and 200,000 and 300,000 options which are exercisable at $0.10 and $0.15.

(5)     Includes 200,000 options which are exercisable at $0.10 and 500,000 shares in the name of GSWPS for which Mark Snyder is the majority shareholder.

(6)     Includes 150,000 and 50,000 options which are exercisable at $0.15 and $0.25.

(7)     Includes 250,000 options which are exercisable at $0.25.

(8)     Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 22, 2011. As of October 18, 2011, there were 24,743,865 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

For the year ended August 31, 2011, our company was party to the following related party transactions:

  Paid / accrued $60,000 (August 31, 2010: $62,900) to the President of our company in consulting fees.

  Paid / accrued $60,000 (August 31, 2010: $66,717) and $nil (August 31, 2010: $5,911); of consulting fees and office rent, respectively, to a company controlled by a Director/CEO of our company.

  Paid $59,643 (August 31, 2010: $43,916) in consulting fees to a company controlled by the CFO of our company.

  Paid $12,000 (August 31, 2010: $11,000) in consulting fee to an Officer of our company.

  Paid / accrued $42,000 (August 31, 2010: $8,815 in cost of renewal energy service to an executive officer of our company and a company controlled by the executive officer.

  Paid / accrued $37,500 (August 31, 2010: $Nil) in consulting fee to the Senior VP, Business Development.

  Director fee of total $6,023 paid to three directors of the company as of August 31, 2011.

  On April 27, 2011, the Company entered into a debt settlement agreement with the President of the Company regarding due to related parties in the amount of $46,000, whereby $25,000 was settled by issuing common shares of 100,000, and $21,000 was forgiven for Nil consideration. In connection with the debt settlement, the Company recorded $100 in share capital and $45,900 in additional paid in capital for the gain on the settlement of the debt.

  On April 27, 2011, our company issued 360,000 common shares to CAB Financial Services Ltd. in connection with a debt settlement for promissory note of $90,000 (balance immediately before settlement was $80,357) at a price of $0.15 per common share. In connection with the settlement of the amounts due to related parties, we recorded $26,357 in additional paid in capital for the gain on settlement of debt.

  On March 16, 2011, our company entered into a debt settlement agreement with an officer of our company, whereby our company issued 78,125 common stock in connection with the settlement of debt of $12,500 at a price of $0.15 per share pursuant to a consulting agreement. Our company recorded $781 in additional paid in capital for the gain on the settlement of the debt.

Director Independence

We currently act with five (5) directors, consisting of Christopher Bunka, Robert McAllister, Gerald Carlson, Donald Findlay and Greg Dawson. We have determined that Greg Dawson, Donald Findlay, and Gerald Carlson are an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of three board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

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

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2011 and for fiscal year ended August 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2011	August 31, 2010
Audit Fees	20,729	19,000
Audit Related Fees	9,295	19,481
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	30,024	38,481

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by MNP LLP for fiscal year ended August 31, 2011 and Chang Lee LLP for the fiscal year ended August 31, 2010 in connection with statutory and regulatory filings or engagements.

Audit related Fees. There were $20,729 audit related fees paid to Chang Lee LLP for the fiscal year ended August 31, 2011 and $19,000 for the fiscal year ended August 31, 2010.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2011 and August 31, 2010, we did not use MNP LLP for non-audit professional services or preparation of corporate tax returns.

We do not use MNP LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage MNP LLP to provide compliance outsourcing services.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
No.	Description
3.1	Articles of Incorporation dated November 24, 2004 (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)
3.2	Bylaws (incorporated by reference on our Registration Statement on Form SB-2/A filed March 6, 2006)
10.1	Mining Lease between Nevada North Resources (U.S.A.), Inc. and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)
10.2	Exploration Agreement with Options for Joint Venture between our company and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)
10.3	Amended Exploration Agreement between our company and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)
10.4	Consulting Agreement between our company and KGE Management Ltd. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)
10.5	Assignment Agreement with 0743608 B.C. Ltd. (incorporated by reference on our Current Report on Form 8-K filed March 19, 2007)
10.6	Consulting Agreement with Mr. Robert McAllister dated December 1, 2008
14.1	Code of Ethics (incorporated by reference by from our annual report on Form 10-KSB filed on November 29, 2007).
23.1*	Consent of MNP LLP
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).
31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERTOPIA CORP.

By:	/s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 25, 2011.

By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 25, 2011.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 25, 2011.

By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 25, 2011.

By:	/s/ Chris Bunka
Chris Bunka
Chairman, Director and Chief Executive Officer
Date: November 25, 2011.