Form 10-Q
period 2011-11-30
Enertopia Corp.
filed 2012-01-17
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

[   ] YES                        [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 24,743,865 common shares issued and outstanding as of January 5, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended November 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30	August 31
	2011	2011

ASSETS
Current
Cash and cash equivalents	$65,450	$263,152
Owned securities (Note 4)	137,202	375,910
Accounts receivable	34,534	37,243
Prepaid expenses and deposit	7,571	44,265
Total current assets	244,757	720,570
Non-Current
Long term investments (Note 5)	271,931	261,431
Deferred charges	29,038	29,038
Mineral property (Note 6)	246,084	162,045
Total Assets	$791,810	$1,173,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$130,414	$14,881
Due to related parties (Note 7)	102,308	73,808
Total Current Liabilities	232,722	88,689

Warrants Liability (Note 9)	103,589	300,792
	336,311	389,481

STOCKHOLDERS’ EQUITY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
24,743,865 common shares at November 30, 2011 and August 31,2011:24,643,865	24,744	24,644
Additional paid-in capital	5,157,743	5,142,978
Deficit accumulated during the exploration stage	(4,726,988)	(4,384,019)
Total Stockholders’ Equity	455,499	783,603
Total Liabilities and Stockholders’ Equity	$791,810	$1,173,084

The accompanying notes are an integral part of these consolidated financial statements

F1

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NOVEMBER 24, 2004 (inception) TO November 30, 2011
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	- $	-	$-	$-	$-	$-
Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350
Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750
Stock to be issued	125,000	-	37,375	125	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917

Stock issued on September 29, 2005	-	125	-	(125)	-	-
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826

Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236	-	-	163,329
Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)
Balance, August 31, 2007	7,747,740	7,748	1,264,586	-	(975,171)	297,163

Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)
Balance, August 31, 2008	14,652,740	14,653	4,269,177	-	(1,347,706)	2,936,124

Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410
Stock-based compensation	-	-	35,780	-	-	35,780
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233
Balance, August 31, 2009	14,652,740	14,653	4,309,367	-	(1,263,473)	3,060,547

Imputed interest for non-interest bearing loan	-	-	2,442	-	-	2,442
Stock-based compensation	-	-	78,858	-	-	78,858
Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500	-		- 125,000
Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068	-		- 83,625
Gain on settlement of the amount due to related parties	-	-	34,542	-		- 34,542
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)
Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	(4,218,614)	429,873

Debt settlement on November 22, 2010	62,500	63	9,313	-		- 9,376
Debt settlement on November 19, 2010	100,000	100	14,900	-		- 15,000
Stock-based compensation	-	-	254,443	-		- 254,443
Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264	-		- 893,993
Share Issuance costs	-	-	(96,490)	-		- (96,490)
Warrants issued on March 3, 2011	-	-	(848,459)	-		- (848,459)
Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000	-		- -
Debt settlement on March 16, 2011	78,125	78	12,422	-		- 12,500
Debt settlement on April 27, 2011	360,000	360	157,412	-		- 157,772
Debt settlement on April 27, 2011	100,000	100	45,900	-		- 46,000
Shares issued Wildhorse on April 11, 2011	500,000	500	74,500	-		- 75,000
Share issuance correction on Jun 4, 2011	4,000	4	(4)	-		- -
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(165,405)	(165,405)
Balance, August 31, 2011	24,643,865	24,644	5,142,978	-	(4,384,019)	783,603

Stock-based compensation	-	-	4,865	-	-	4,865
Shares issued to Altar on October 11, 2011	100,000	100	9,900	-	-	10,000
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(342,969)	(342,969)
Balance, November 30, 2011	24,743,865	$24,744	$5,157,743	$-	$(4,726,988)	$455,499

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			NOVEMBER 24, 2004
	THREE MONTHS ENDED		TO
	NOVEMBER 30	NOVEMBER 30	NOVEMBER 30
	2011	2010	2011
Revenue

Non-renewal energy - natural gas and oil revenue	$-	$-	$374,342
Renewal energy - service revenue	-	-	32,119
	-	-	406,461
Cost of revenue
Non-renewal energy:
Natural gas and oil operating costs and royalties	-	-	141,197
Depletion	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	293,436
Renewal energy	310	1,187	48,050
	310	1,187	781,172
Gross Profit	(310)	(1,187)	(374,711)

Expenses
Accounting and audit	28,717	30,976	313,561
Sales & Marketing	-	-	846
Advertising	2,731	586	65,736
Bank charges and interest expense	568	3,444	54,808
Consulting	69,666	84,314	1,363,917
Mining exploration costs	140,108	-	472,494
Fees and dues	11,923	4,923	106,125
Insurance	4,356	6,498	42,928
Investor relations	13,378	-	49,433
Legal and professional	2,297	2,768	204,202
Office and miscellaneous	13,622	1,594	60,277
Rent	3,710	3,750	70,803
Telephone	1,525	811	13,645
Training & Conferences	-	-	10,248
Travel	8,553	5,719	74,215
Total expenses	301,154	145,383	2,903,238

(Loss) for the period before other items	(301,464)	(146,570)	(3,277,949)

Other income (expense)
Interest income	-	-	9,433
Others	-	-	25,732
Equity interest pick up	-	(5,599)	(12,070)
Loss on owned securities	(238,708)	(78,618)	(205,872)
Gain on disposition of oil and gas interests	-	-	522,976
Revaluation of warrants liability	197,203	-	792,430
Write down of oil and gas properties	-	-	(3,344,372)
Income (loss) before income taxes	(342,969)	(230,787)	(5,489,692)

Income tax recovery - deferred	-	-	762,704

Net loss and comprehensive loss for the period	$(342,969)	$(230,787)	$(4,726,988)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	24,698,213	15,733,729

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			NOVEMBER 24,
	THREE MONTHS ENDED		2004 TO
	NOVEMBER 30,	NOVEMBER 30,	NOVEMBER 30,
	2011	2010	2011

Cash flows used in operating activities

Net Income (loss)	$(342,969)	$(230,787)	$(4,726,988)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	4,865	41,950	622,358
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,436
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	-	-	3,344,372
Gain on disposition of oil and gas properties	-	-	(522,976)
Fair value of warrants liabilities	(197,203)	-	(792,430)
Loss on owned securities	238,708	78,618	205,872
Equity pick-up	-	5,599	12,070
Imputed interest	-	1,758	17,396
Accrued loan interest	-	-	17,928
Income tax recovery	-	-	(762,704)

Change in non-cash working capital items:
Accounts receivable	2,709	(4,442)	(23,826)
Prepaid expenses and deposit	36,694	(1,736)	16,712
Deferred charges	-	-	(29,038)
Accounts payable and accrued liabilities	115,533	9,550	112,176
Due to related parties	28,500	10,251	119,637

Net cash (used in) operating activities	(113,163)	(89,239)	(1,760,016)

Cash flows from (used in) investing activities

Oil and gas properties acquisition and divestment	-	-	(345,180)
Proceeds from sale of oil and gas interests	-	100,000	521,545
Mineral resource properties acquisition	(74,039)	-	(161,085)
Investment in GSWPS	(10,500)	(10,500)	(114,000)
Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028

Net cash from (used in) investing activities	(84,539)	89,500	57,308

Cash flows from financing activities
Net proceeds from subscriptions received	-	-	1,768,158

Net cash from financing activities	-	-	1,768,158
Increase (Decrease) in cash and cash equivalents	(197,702)	261	65,450
Cash and cash equivalents, beginning of period	263,152	34,506	-
Cash and cash equivalents, end of period	$65,450	$34,767	$65,450
Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the quarter ended November 30, 2011 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2011 audited annual consolidated financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company was an independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States and Canada. In the fiscal year 2010, the Company shifted its strategic plan from its non-renewal energy operations to its planned renewal energy operations and natural resource acquisition and development and considered as a development stage company. The Company has offices in Vancouver and Kelowna, B.C., Canada.

Effective September 25, 2009, we effected one (1) for two (2) share consolidation of our authorized and issued and outstanding common stock.

On February 8, 2010, the Company changed its name from Golden Aria Corp. to Enertopia Corp.

On February 22, 2010, the Company increased its authorized share capital to 200,000,000 common shares.

2.	GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $342,969 for the three months ended November 30, 2011 [net loss $230,787 for the three months ended November 30, 2010] and as at November 30, 2011 has incurred cumulative losses of $4,726,988 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

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

On January 6, 2012, the Company entered into a share purchase agreement (the “Agreement”) with a third party (“Purchaser”). The Company has agreed to sell to Purchaser, and Purchaser has agreed to purchase from the Company, 250,000 units of Lexaria Corp. at a purchase price of US$0.15 per unit, for a total of US$37,500, by the effective closing date of January 6, 2012. In addition, pursuant to the terms of the Agreement, Purchaser will have an option, at his sole discretion, to pay US$0.25 per unit or approximately US$62,500 to purchase the remaining 249,893 units on or before March 2nd, 2012.

As at November 30, 2011, the Company wrote down the value of 499,893 shares of Lexaria and warrants to $100,000.

The fair values of the common shares of Cheetah Oil & Gas Ltd. as at November 30, 2011 were $0.06 per share. The fair values of warrants of Cheetah Oil & Gas Ltd. as at November 30, 2011 were $0.046. The above fair values of warrants have been estimated as of November 30, 2011 by using the Black-Scholes option pricing model with the following assumptions:

Cheetah Oil & Gas Ltd.
Expected volatility	359.92%
Risk-free interest rate	1.01%
Expected life	.50 years
Dividend yield	0.00%

5.	LONG TERM INVESTMENTS

Pro Eco Energy USA Ltd.

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership. The Chairman of the Company is a Director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.

During the three months ended November 30, 2011, the Company recorded an equity loss of $Nil (November 30, 2010 – equity loss of $5,599), which resulted in a net investment of $37,021 (August 31, 2011 - $37,021).

Global Solar Water Power Systems Inc.

On November 30, 2011 the Company has purchased 8.56% (August 31, 2011 – 8.14%) investment in Global Solar Water Power Systems Inc. (“GSWPS”). This was made by a cash contribution of $114,000 and an issuance of 500,000 shares of the Company. at $0.25 per share for a combined value of $239,000. GSWPS is owned by an executive officer of the Company.

During the three months ended November 30, 2011, the Company increased the investment in GSWPS by $10,500 and recorded an equity gain of $Nil (2011 – equity gain of $Nil), which resulted in a net investment of $234,910 (August 31, 2011 - $224,410).

6.	MINERAL PROPERTY

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement (“Option Agreement”) with the Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Option Agreement the Optionors have assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, the Company made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors. As at November 30, 2011, total consideration including cash paid and common stock issued was $159,084 (August 31, 2011-$147,045); the Company has expensed the exploration costs of $140,108.(November 30, 2010-$Nil)

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources respecting an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 6,220 acres from Altar Resources which holds the mining claims directly, and indirectly through federal mining claims and state mineral exploration leases; or, represents that it will hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at November 30, 2011, Enertopia made aggregate cash payments of $77,000 (August 31, 2011-$15,000) and issued 100,000 shares at price of $0.10 per share to Altar Resources; the Company has expensed the exploration costs of $474 (November 30, 2010-$Nil).

7.	RELATED PARTIES TRANSACTION

For the three months ended November 30, 2011, the Company was party to the following related party transactions:

  Paid /accrued $15,000 (November 30, 2010: $15,900) to the President of the Company in consulting fees.

  Paid/accrued $15,000 (November 30, 2010: $15,000) of consulting fees to a company controlled by a Director/CEO of the Company.

  Paid $16,269 (November 30, 2010: $14,687) in consulting fees to a company controlled by the CFO of the Company.

  Paid /accrued $3,000 (November 30, 2010: $3,000) in consulting fee to the CTO of the Company.

  Paid/accrued $10,500 (November 30, 2010: $10,500) in cost of renewal energy service to the CTO of the Company and a company controlled by the executive officer.

  Paid / accrued $9,375 (November 30, 2010: $9,375) in consulting fee to the Senior VP, Business Development.

  See Notes 5, and 11.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

8.	COMMON STOCK

Common Stock

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

On March 16, 2011, the Company issued 78,125 common shares in connection with the settlement of debt of $12,500 at a price of $0.15 per common share pursuant to a consulting agreement (See Note 9 and 11 (h)).

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

On October 11, 2011, the Company issued 100,000 common shares in connection with Altar Resources, Mildred Peak property (See Note 7) for an amount of $10,000 at a price of $0.10.

As at November 30, 2011, the Company had 24,743,865 shares issued and outstanding.

9.	STOCK OPTIONS AND WARRANTS

On November 9, 2010, the Company granted 100,000 stock options to an advisor of the Company exercisable at $0.20 per share, which vested immediately and expired on November 9, 2015.

On November 15, 2010, the Company dismissed a consultant by which 50,000 vested options were cancelled on November 15, 2010 and another 50,000 vested stock options expired on February 15, 2011 unexercised.

On February 14, 2011 the Company granted 1,010,000 stock options to directors, officers, and consultants of the Company with the exercise price of $0.15, which vested immediately and expire on February 14, 2016.

On March 10, 2011, the Company granted 150,000 stock options to a director of the Company with an exercise price of $0.15, which vested immediately and expire on March 10, 2016.

On March 16, 2011, the Company granted 150,000 stock options to an advisor of the Company with an exercise price of $0.18, which vested immediately and expire on March 16, 2016.

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

On June 2, 2011, the Company granted 300,000 stock options to directors of the Company with an exercise price of $0.15, which vested immediately and expire on June 2, 2016.

On October 1, 2011, the Company granted 200,000 stock options to a consultant with an exercise price of $0.15, of which 50,000 stock options will be vested as of December 1, 2011 and 50,000 stock options will be vested in each subsequent quarter to be fully vested by September 1, 2012, and the options expire on October 1, 2016.

On November 15, 2011, the Company granted 40,000 stock options to a consultant with an exercise price of $0.10, which vested immediately and expire on November 15, 2016.

For the quarter ended November 30, 2011, the Company recorded $4,865 (November 30, 2010 – $17,575) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the quarter ended November 30, 2011 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2011	3,260,000	$0.15
Granted	200,000	$0.15
Granted	40,000	$0.10
Balance, November 30, 2011	3,500,000	$0.15

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Period ended November 30, 2011
Expected volatility	144.43%
Risk-free interest rate	1.46%-1.37%
Expected life	5.00 years
Dividend yield	0.00%
Estimated fair value per option	$0.0505-$0.0521

The Company has the following options outstanding and exercisable.

November 30, 2011		Options outstanding		Options exercisable
		Weighted	Weighted		Weighted
		average	Average		Average
	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable

$0.10	500,000	2.89 years	$0.10	500,000	$0.10
$0.10	650,000	3.08 years	$0.10	650,000	$0.10
$0.20	350,000	1.04 years	$0.20	350,000	$0.20
$0.20	150,000	3.73 years	$0.20	150,000	$0.20
$0.20	100,000	3.94 years	$0.20	100,000	$0.20
$0.15	910,000	4.21 years	$0.15	910,000	$0.15
$0.15	150,000	4.28 years	$0.15	150,000	$0.15
$0.18	150,000	4.29 years	$0.18	150,000	$0.18
$0.25	300,000	4.51 years	$0.15	150,000	$0.15
$0.15	200,000	4.84 years	$0.15	50,000	$0.15
$0.10	40,000	4.96 years	$0.10	40,000	$0.10

	3,500,000	3.55 years	$0.15	3,350,000	$0.15

Warrants

8,729,000 Subscribers’ Warrants and 489,300 Broker’s Warrants issued in association with the private placement on March 3, 2011 meet the definition of a derivative. Since the exercise price of these warrants is denominated in Canadian dollars, which is different from the Company’s functional currency, the Subscribers’ Warrants and Broker’s Warrants are not considered indexed to the Company’s common shares and they cannot be classified within equity. Therefore the Subscribers’ Warrants and the Broker’s Warrants, which expires on March 31, 2013, were classified as warrants liability on the Company’s consolidated balance sheet.

The fair value of the Subscribers’ Warrants and the Broker’s Warrants was revalued on November 30, 2011 using the Black-Scholes option pricing model with the following assumptions:

Period ended November 30,
2011
Exercise price (CDN dollars per warrant)	0.20
Expected volatility	126.16%
Risk-free interest rate	1.01%
Expected life	1.25 years
Dividend yield	0.00%
Estimated fair value per warrant (CDN dollars)	0.0112

10.	COMMITMENTS – OTHER

	(a)	The Company has a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$700 plus HST per month.

(b)

The Company has a consulting agreement with CAB Financial Services Ltd. (‘CAB’), a corporation organized under the laws of the Province of British Columbia. CAB is a consulting company controlled by the chairman of the board and chief executive officer of the Company. CAB FinancialServices Ltd. is to provide management consulting services for $5,000 per month plus HST on a continuing basis.

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

(f)

On February 28, 2010, the Company entered into an Asset and Share Purchase Agreement with the Company’s chief technical officer - Mr. Mark Snyder to acquire up to 20% ownership interest of GSWPS. As at November 30, 2011, the Company has acquired 8.56% (August 31, 2011 – 8.14%) (see Note 5) with the remaining 11.44% ownership payable by issuance of 500,000 common shares of the Company and cash of $93,000 paid on a minimum monthly basis of $3,500.

(g)

On August 23, 2010, the Company entered into a consulting agreement with the Senior Vice-President, Business Development for $3,125 per month. On November 17, 2010, the Company renewed the agreement into a month to month consulting agreement with the Senior Vice-President, Business Development for $3,125. On December 1, 2011 the company renewed his agreement to a commission based with a monthly rate of $10 per month

(h)

On June 27, 2011, the Company entered into a non-exclusive 12 month agreement with a third party, IBK Capital Corp. to assist with raising capital of up to $3million. IBK Capital Corp. will be paid a work fee of $25,000 plus $3,500 on out of pocket costs. IBK Capital Corp. will be paid 8.5% cash commission and 8.5% common share purchase warrants on funds raised. As at November 30, 2011, the Company has not paid any cash commission nor issued any common shares.

(i)

On October 1, 2011, the Company entered into a non-exclusive 12 month agreement with Peter Grandich to assist the Company with the development and implementation of a public and investor relations and communications program, and provide ongoing assistance to the Company regarding the development and enhancement of the Company’s public and market image. Mr. Grandich will receive compensation of US$7,500 for the first three months of his engagement and subsequently, US$2,500 on the first day of each successive month for the term of the agreement unless previously terminated as per the agreement.

(j)

On November 15, 2011, the Company entered into a non-exclusive 3 month agreement with Trident Financial to assist the Company with the development and implementation of a public and investor relations and communications program, and provide ongoing assistance to the Company regarding the development and enhancement of the Company’s public and market image. Trident Financial will receive compensation of CAD$6,000 monthly on the first day of each successive month for the term of the agreement unless previously terminated as per the agreement.

See Note 7.

11.	SEGMENTED INFORMATION

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Mining exploration
Year ended November 30, 2011	Renewable energy	and development	Corporate	Consolidated
Revenues	$-	$-	$-	$-

Net income (loss) from operations	(207,853)	(140,108)	(35,847)	(312,114)

Total assets	$271,931	$246,084	$304,650	$822,665

The operations of the Group are located in geographic location, United States and Canada.

12.	COMPARATIVE FIGURES

Certain 2011 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2012.

13.	SUBSEQUENT EVENTS

See note 4.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

The Company is a renewable energy company that is pursuing business opportunities in several cleantech sectors, including: Solar PV (Photovoltaic), Solar Thermal (Hot Water), Energy Retrofits and Recovery, and Solar powered Filtered Drinking Water. The Company no longer has any material oil and gas resources. The Company has also created a new business division that will be dedicated with natural resource acquisitions and exploration.

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

On August 12, 2010, the Company was approved for listing on the Canadian National Stock Exchange (“CNSX”). Trading date commenced on August 13, 2010 with the symbol TOP.

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

On March 3, 2011, the Company closed a private placement of 8,729,000 units at a price of CAD$0.10 per unit for gross proceeds of CAD$872,900, or US$893,993. Each unit consisted of one common share in the capital of our company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share in the capital of our company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20. As per the terms of the Subscription Agreement, our company grants to the Subscribers a participation right to participate in future offerings of our securities as to their pro rata shares for a period of 12 months from the closing of the Private Placement. We paid broker commissions of $48,930 in cash and issued 489,300 brokers warrants. Each full warrant entitling the holder to purchase one additional common share in the capital of our company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20.

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

On May 31, 2011, the Company settled the amount due to related parties into two promissory notes of $80,320 (CAD$84,655) and $90,000. Both promissory notes were unsecured, non-interest bearing and due on May 31, 2012 at an imputed interest rate of 12% per annum upon the settlement. On April 27, 2011, we entered into debt settlement agreement with one of the holders, a company controlled by the Chairman/CEO of the Company, whereby the Company issued common shares of 360,000 to the holder, and the holder agreed to accept the shares as full and final payment of the promissory of $90,000. On the same day, we entered into a debt settlement agreement with another holder, a company controlled by the Chairman/CEO of our Company, whereby the holder agreed to forgive the repayment of debt for Nil consideration. In connection with the settlements and forgiveness of the above promissory notes, the Company recorded $79,997and $77,415 in additional paid in capital for the gain on settlement of debt, respectively.

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

On July 19, 2011, we entered into a letter of intent and paid US$15,000 deposit to the Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, we signed a Mineral Purchase Option Agreement with Altar Resources respecting an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 6,220 acres from Altar Resources who holds the mining claims directly, and indirectly through federal mining claims and state mineral exploration leases, or represents that it will hold such claims in good standing at the time of closing a definitive agreement. Our company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of our common stock over a four year period. As at November 30, 2011, we made aggregate cash payments of $77,000 and issued 100,000 shares at price of $ 0.10 per share of our common stock to Altar Resources.

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

Pursuant to the terms of the agreement, GSWPS is required to pay to us our proportionate interest in any after tax profits on a quarterly basis. Our management obtained an independent valuation dated February 5, 2010 in support of the value ascribed to the proposed equity interest in GSWPS. As at November 30, 2011, we have paid $114,000 in US dollars and issued 500,000 restricted shares of our common stock, following which we have acquired a 8.56% equity interest in GSWPS.

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

Copper Hills Project, New Mexico

On January 31, 2011, we entered into a letter of intent and paid US$7,500 deposit to the Optionor. On April 11, 2011, we signed a Mineral Purchase Option Agreement with Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”) respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, we are required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, we made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors. As at November 30, 2011, total consideration including cash paid and common stock issued was $159,084; the Company has expensed the exploration costs of $140,108.

Mildred Peak Project, Arizona

On July 19, 2011, we entered into a letter of intent and paid a US$15,000 deposit to the Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, we signed a Mineral Purchase Option Agreement with Altar Resources respecting an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. Mining claims are in Arizona covering approximately 6,220 acres from Altar Resources who holds the mining claims directly, and indirectly through federal mining claims and state mineral exploration leases, or represents that it will hold such claims in good standing at the time of closing a definitive agreement. We are required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at November 30, 2011, we made aggregate cash payments of $77, 000 and issued 100,000 shares at price of $0.10 per share of common stock to Altar Resources; the Company has expensed the exploration costs of $473.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2012 other than office computers, furnishings, and communication equipment as required.

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

On August 23, 2010, the Company entered into a consulting agreement with the Senior Vice-President of Business Development for $3,125 per month. Effective November 17, 2010, the Company has entered into a month to month consulting contract. On December 1, 2011, the company renewed his agreement to a commission based with a monthly rate of $10 per month.

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

Long-Lived Assets

In accordance with SFAS No. 144 (A and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Results of Operations – Three Months Ended November 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2011, which are included herein.

Our operating results for the three months ended November 30, 2011, for the three months ended November 30, 2010 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended November 30, 2011		Three Months Ended November 30, 2010		Change Between Three Month Period Ended November 30, 2011 and November 30, 2010
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Other (income) expenses		(41,505)		(84,217)		(70,792)
General and administrative		301,154		145,383		23,677
Interest expense		568		3,444		(2,876)
Consulting fees		69,666		84,314		(14,648)
Exploration expenses		140,108		Nil		8,014
Professional Fees		31,014		33,744		2,730
Net loss		(342,969)		(230,787)		(112,182)

Our accumulated losses increased to $4,726,988 as of November 30, 2011. Our financial statements report a net loss of $342,969 for the three-month period ended November 30, 2011 compared to a net loss of $230,787 for the three-month period ended November 30, 2010.

As at November 30, 2011, we had $232,722 in current liabilities. Our net cash used in operating activities for the three months ended November 30, 2011 was $113,163 compared to $89,239 used in the three months ended November 30, 2010. Our accumulated losses increased to $4,726,988 as of November 30, 2011. Our financial statements report a net loss of $342,969 for the three month period ended November 30, 2011 compared to a net loss of $230,787 for the three month period ended November 30, 2010. Our losses have increased primarily due to the loss incurred on owned securities, increase in investor relations expenses and foreign exchange loss.

Our total liabilities as of November 30, 2011 were $336,311 as compared to total liabilities of $389,481 as of August 31, 2011. The increase of the short-term liabilities is due to the increase in accrued consulting fees for the CEO of the company.

Liquidity and Financial Condition

Working Capital

	At November	At August 31,
	30,
	2011	2011
Current assets	$244,757	$720,570
Current liabilities	232,722	88,689
Working capital	$12,035	$631,881

Cash Flows

	Three Months Ended
	November	November
	30, 2011	30, 2010
Cash flows (used in) operating activities	$(113,163)	$(89,239)
Cash flows (used in) investing activities	(84,539)	89,500
Net increase (decrease) in cash during period	$(197,702)	$261

Operating Activities

Net cash used in operating activities was $113,163 in the three months ended November 30, 2011 compared with net cash used in operating activities of $89,239 in the same period in 2010. The increase in cash used is mostly from investor relations and foreign exchange.

Investing Activities

Net cash used in investing activities was $84,539 in the three months ended November 30, 2011, compared to net cash provided by investing activities of $89,500 in the same period in 2010. The change in cash from investing activities is mainly attributable to the sale of Coteau Lake property in 2010 and the mineral resource property acquisitions in 2011.

Financing Activities

Net cash provided by financing activities was $Nil in the three months ended November 30, 2011 compared to $Nil in the same period in 2010

Revenue comparisons for the Quarter ended November 30, 2011 compared to the quarter ended November 30, 2010

For the three-month period ended November 30, 2011, the Company had $Nil in cost recovery compared to $Nil in revenues for the same three-month period in the prior year. The Company has generated $406,462 in revenues from inception on November 24, 2004 to November 30, 2011.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of November 30, 2011, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Other Risks

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 200,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Other than our operations offices in Vancouver and Kelowna, British Columbia, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Item 6. Exhibits

Exhibit	Description
Number

(i) Articles of Incorporation; and (ii) Bylaws
	3.1*	Articles of Incorporation
	3.2*	Bylaws
	4.1*	Specimen ordinary share certificate
	10.1	Consulting agreement dated December 1, 2011 with Tom Ihrke
	31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
	32.1	Section 1350 Certifications

*Incorporated by reference to same exhibit filed with the Company’s Registration Statement on Form SB-2 dated

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
12/01/2012

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
12/01/2012