Form 10-K/A
period 2011-08-31
Enertopia Corp.
filed 2012-03-01
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #1

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

The Company has entered into an Option Agreement (“Agreement”) dated April 11, 2011 with Wildhorse Copper Inc, Wildhorse Copper (AZ) Inc., Northern Tiger Resources Inc., and Timber Wolf Minerals Ltd. (the “Optionor”) respecting the assignment of up to 100% interest in approximately 1,150 acres of 56 located mining claims in New Mexico, USA. One of these located mining claims is subject to a 1% NSR capped at US $2,000,000 from commercial production from this located mining claim. The Optionor holds the located mining claims (“the Claims”) directly and indirectly through an option agreement between the Optionor and a third party. The Optionor hereby grants to the Company the sole and exclusive right and option to acquire up to an undivided 100% right, title and interest in and to the Property, free and clear of all charges, encumbrances, claims, liabilities and adverse interests of any nature or kind, except for the Royalty. The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the following schedule:

i.	paying the Optionor $7,500 on signing the letter of intent (paid),
ii.

paying the Optionor $51,150 on or before the execution of this Agreement and issuing to the Optionor 500,000 common shares in the capital stock of the Company as soon as practicable following the execution of this Agreement,

iii.	issuing to the Optionor 150,000 shares in the capital stock of the Company on or before the first anniversary of this Agreement,
iv.	issuing to the Optionor 150,000 shares in the capital stock of the Company on or before the second anniversary of the Agreement, and
v.	issuing to the Optionor 200,000 shares in the capital stock of the Company on or before the third anniversary of the Agreement.

The Company shall also pay Timber Wolf the following amounts on or before the dates specified in the following schedule, with such amounts and terms as further described in the Timber Wolf Agreement:

i.	paying $3,000 on signing of this Agreement,
ii.	paying an additional $7,500 on or before the first anniversary of the Agreement,
iii.	paying an additional $10,000 on or before the second anniversary of the Agreement,
iv.	paying an additional $12,500 on or before the third anniversary of the Agreement,
v.	paying an additional $25,000 on or before the fourth anniversary of the Agreement,
vi.	paying an additional $25,000 on or before the fifth anniversary of the Agreement,
vii.	paying an additional $50,000 on or before the sixth anniversary of the Agreement,
viii.	paying an additional $200,000 on or before the seventh anniversary of the Agreement,
ix.	paying an additional $200,000 on or before the eighth anniversary of the Agreement.

Copper Hills is located on BLM land and as such mineral and surface rights are held by the BLM. Enertopia has acquired an option of 56 located mining claims. These claims are valid for one year and need to be renewed annually.

There are 56 federal located unpatented mining claims.

BUREAU OF LAND MANAGEMENT				SOCORRO COUNTY, NEW MEXICO, RECORDATION
						MAINTENANCE
CLAIM NAME	SERIAL NO.	MC LOCATION	MC DATE	MC LOCATION	INSTRUMENT NO.	YEAR
			RECEIVED			2012	2011

COPPER HILLS #1	NMMC169266	9/14/2000	27/10/2000		Book 503 Page 3660
WILDHORSE 1	NMMC190849	3/1/2011	22/04/2011	3/11/2011	201100729
WILDHORSE 2	NMMC190850	3/1/2011	22/04/2011	3/11/2011	201100730
WILDHORSE 3	NMMC190851	3/1/2011	22/04/2011	3/11/2011	201100731
WILDHORSE 4	NMMC190852	3/1/2011	22/04/2011	3/11/2011	201100732
WILDHORSE 5	NMMC190853	3/1/2011	22/04/2011	3/11/2011	201100733
WILDHORSE 6	NMMC190854	3/1/2011	22/04/2011	3/11/2011	201100734
WILDHORSE 7	NMMC190855	3/1/2011	22/04/2011	3/11/2011	201100735
WILDHORSE 8	NMMC190856	3/1/2011	22/04/2011	3/11/2011	201100736
WILDHORSE 9	NMMC190857	3/1/2011	22/04/2011	3/11/2011	201100737
WILDHORSE 10	NMMC190858	3/1/2011	22/04/2011	3/11/2011	201100738
WILDHORSE 11	NMMC190859	3/1/2011	22/04/2011	3/11/2011	201100739
WILDHORSE 12	NMMC190860	3/1/2011	22/04/2011	3/11/2011	201100740
WILDHORSE 13	NMMC190861	3/1/2011	22/04/2011	3/11/2011	201100741
WILDHORSE 14	NMMC190862	3/1/2011	22/04/2011	3/11/2011	201100742
WILDHORSE 15	NMMC190863	3/1/2011	22/04/2011	3/11/2011	201100743
TIMBERWOLF 16	NMMC190864	3/1/2011	22/04/2011	3/11/2011	201100744
TIMBERWOLF 17	NMMC190865	3/1/2011	22/04/2011	3/11/2011	201100745
TIMBERWOLF 18	NMMC190866	3/1/2011	22/04/2011	3/11/2011	201100746
TIMBERWOLF 19	NMMC190867	3/1/2011	22/04/2011	3/11/2011	201100747
TIMBERWOLF 20	NMMC190868	3/1/2011	22/04/2011	3/11/2011	201100748
WILDHORSE 21	NMMC190869	3/1/2011	22/04/2011	3/11/2011	201100749
WILDHORSE 22	NMMC190870	3/1/2011	22/04/2011	3/11/2011	201100750
WILDHORSE 23	NMMC190871	2/28/2011	22/04/2011	3/11/2011	201100751
WILDHORSE 24	NMMC190872	2/28/2011	22/04/2011	3/11/2011	201100752
TIMBERWOLF 25	NMMC190873	2/28/2011	22/04/2011	3/11/2011	201100753
TIMBERWOLF 26	NMMC190874	2/28/2011	22/04/2011	3/11/2011	201100754
TIMBERWOLF 27	NMMC190875	2/28/2011	22/04/2011	3/11/2011	201100755
TIMBERWOLF 28	NMMC190876	2/28/2011	22/04/2011	3/11/2011	201100756
TIMBERWOLF 29	NMMC190877	2/28/2011	22/04/2011	3/11/2011	201100757
WILDHORSE 30	NMMC190878	2/28/2011	22/04/2011	3/11/2011	201100758
WILDHORSE 31	NMMC190879	2/28/2011	22/04/2011	3/11/2011	201100759
WILDHORSE 32	NMMC190880	2/28/2011	22/04/2011	3/11/2011	201100760
WILDHORSE 33	NMMC190881	2/28/2011	22/04/2011	3/11/2011	201100761
WILDHORSE 34	NMMC190882	2/28/2011	22/04/2011	3/11/2011	201100762
WILDHORSE 35	NMMC190883	2/28/2011	22/04/2011	3/11/2011	201100763
WILDHORSE 36	NMMC190884	2/28/2011	22/04/2011	3/11/2011	201100764
WILDHORSE 37	NMMC190885	2/28/2011	22/04/2011	3/11/2011	201100765

WILDHORSE 38	NMMC190886	2/28/2011	22/04/2011	3/11/2011	201100766
WILDHORSE 39	NMMC190887	2/28/2011	22/04/2011	3/11/2011	201100767
WILDHORSE 40	NMMC190888	2/28/2011	22/04/2011	3/11/2011	201100768
WILDHORSE 41	NMMC190889	2/28/2011	22/04/2011	3/11/2011	201100769
WILDHORSE 42	NMMC190890	2/28/2011	22/04/2011	3/11/2011	201100770
WILDHORSE 43	NMMC190891	2/28/2011	22/04/2011	3/11/2011	201100771
WILDHORSE 44	NMMC190892	2/28/2011	22/04/2011	3/11/2011	201100772
WILDHORSE 45	NMMC190893	2/28/2011	22/04/2011	3/11/2011	201100773
WILDHORSE 46	NMMC190894	2/28/2011	22/04/2011	3/11/2011	201100774
WILDHORSE 47	NMMC190895	2/28/2011	22/04/2011	3/11/2011	201100775
WILDHORSE 48	NMMC190896	2/28/2011	22/04/2011	3/11/2011	201100776
WILDHORSE 49	NMMC190897	2/28/2011	22/04/2011	3/11/2011	201100777
WILDHORSE 50	NMMC190898	2/28/2011	22/04/2011	3/11/2011	201100778
WILDHORSE 51	NMMC190899	2/28/2011	22/04/2011	3/11/2011	201100779
WILDHORSE 52	NMMC190900	2/28/2011	22/04/2011	3/11/2011	201100780
WILDHORSE 53	NMMC190901	2/28/2011	22/04/2011	3/11/2011	201100781
WILDHORSE 54	NMMC190902	2/28/2011	22/04/2011	3/11/2011	201100782
WILDHORSE 55	NMMC190903	2/28/2011	22/04/2011	3/11/2011	201100783

The conditions for retaining our claims include the following:

i.	paying the Optionor $7,500 on signing the letter of intent (paid),
ii.

paying the Optionor $51,150 on or before the execution of this Agreement and issuing to the Optionor 500,000 common shares in the capital stock of the Company as soon as practicable following the execution of this Agreement,

iii.	issuing to the Optionor 150,000 shares in the capital stock of the Company on or before the first anniversary of this Agreement,
iv.	issuing to the Optionor 150,000 shares in the capital stock of the Company on or before the second anniversary of the Agreement, and
v.	issuing to the Optionor 200,000 shares in the capital stock of the Company on or before the third anniversary of the Agreement.

The Company shall also pay Timber Wolf the following amounts on or before the dates specified in the following schedule, with such amounts and terms as further described in the Timber Wolf Agreement:

i.	paying $3,000 on signing of this Agreement,
ii.	paying an additional $7,500 on or before the first anniversary of the Agreement,
iii.	paying an additional $10,000 on or before the second anniversary of the Agreement,
iv.	paying an additional $12,500 on or before the third anniversary of the Agreement,
v.	paying an additional $25,000 on or before the fourth anniversary of the Agreement,
vi.	paying an additional $25,000 on or before the fifth anniversary of the Agreement,
vii.	paying an additional $50,000 on or before the sixth anniversary of the Agreement,
viii.	paying an additional $200,000 on or before the seventh anniversary of the Agreement,
ix.	paying an additional $200,000 on or before the eighth anniversary of the Agreement.

Yearly maintenance fee to the BLM at $140 per claim, due no later than August 31st each year.

Yearly recording fee State of NM approximately $250 per year.

Copper Hills project is located approximately 8 miles west on HWY 60 from Magdalena, NM. HWY 60 actually crosses the property. Access south of the hwy is by dirt or gravel roads. Access north of the hwy is through locked ranch gate.

The property is located within the physiographic province known as the Datil Mogollon Section, locally characterized by volcanic highlands.

The geology of the project area was described by Wilkinson (1976). A northerly trending fault separates volcanic rocks to the west from younger piedmont gravels, alluvium and basalt to the east. Volcanic rocks are dominantly Oligocene ‘Spears Formation’ andesitic volcaniclastics. The important ‘Nipple Mountain’ tuff member is an interbedded lithic and variably welded tuff with deposition controlled by northeast and east northeast trending, partly fault bounded paleovalleys. The overlying ‘Hells Mesa Formation’ and the ‘A L Peak Tuff’ represents a change to ash flow volcanism related to the Mt. Withington caldera collapse. The caldera margin is situated 7 ½ km south of the Copper Hills prospect.

Structurally the property is situated within a north northwest trending uplifted block bounded to the east by the ‘Mulligan Gulch’ graben. Three major structural trends are present at Copper Hills. The west northwest trending ‘Capitan’ lineament is a pre volcanic feature that was reactivated in the Oligocene. The northeast to east northeast trending ‘Morenci Magdalena’ lineament is also a basement feature that in part controlled deposition of the Nipple Mountain tuff. The north to 335° trend reflects the monoclinal eastern edge of the uplifted block and controlled the emplacement of intrusive stocks and later Basin and Range faulting. Convergence of the three structural trends in the vicinity of the Copper Hills prospect resulted in an intense shattering of the rocks.

Mineralization at Copper Hills includes fracture controlled and disseminated copper oxides (plus silver) at the Copper Hills prospect and epithermal gold–silver veins. Wilkinson (1976) describes previous work conducted on the property. Various stakeholders held mining claims in the area almost continuously between 1950 and 2007. During the 1950’s minor copper oxide production from the Copper Hills main outcrop took place and five short holes were drilled. In 1968 the Banner Mining Company reportedly drilled a deeper hole to 1,622 ft (494.5 m) and intersected pervasive propylitic alteration with abundant fresh and oxidized pyrite throughout the hole. Samples taken from the last 100 ft reportedly contained small amounts of pyrite plus chalcopyrite, sphalerite and galena. Numerous other prospecting pits and shafts are found on the property and most appear to be related to exploration and minor extraction of minerals associated with epithermal vein type systems. The Banner hole is on the eastern edge of a strong IP–chargeability anomaly defined by the IP survey completed by Wright geophysics in August, 2011.

The most recent exploration work done at Copper Hills was by Coyote Copper in the early part of 2008 which included a ground magnetics geophysical survey, followed by a reconnaissance and field verification mapping and rock chip sampling program and a soil sampling geochemical survey. Enertopia engaged Wright geophysical to manage an IP geophysical survey conducted in August, 2011. Wright also interpreted the results and provided a technical report.

In the Fall of 2011 IP/Res Survey was completed and returned sulphide targets at depth that have been recommended for drilling.

The total costs incurred to date and all planned future costs are as follows:

Exploration costs incurred by Enertopia to date ~ $120,000

Future exploration plans involve a two phase drill program described below:

A two phase exploration program:

Phase 1 would commence with 3 core drill holes to an average depth of 550 meters designed to test the strong IP-chargeability anomalies defined by the geophysical survey completed in August, 2011. In addition, reverse circulation drilling will be undertaken to verify the grade and extent of the copper (+silver) mineralization as documented by previous operators, within and peripheral to the Copper Hills Prospect. This is will require about 750 m of drilling in 10 reverse circulation holes each about 75 m in depth spaced on a 50 m x 50 m grid. The total Phase 1 program will cost of $720,000.

Contingent upon Phase 1 providing positive results it is recommended for Phase 2 that additional drilling be undertaken to add to the grade and extent of the copper (+silver) mineralization as documented by previous operators, within and peripheral to the Copper Hills Prospect. This is will require about 1,500 m of drilling in 20 reverse circulation holes each about 75 m in depth designed to extend the a 50 m x 50 m grid.

An additional 2,500 m of core drilling is recommended to offset the two core holes into the IP anomaly. Other facets of a Phase 2 program include conducting additional geological mapping, prospecting and sampling of priority targets based on geophysical and geochemical survey interpretations. The cost of Phase 2 will be about $1,210,000. The total for both phases is US$1,930,000.

The property is without known reserves and the program is exploratory in nature.

276,000
278,000
280,000
3,776,000
3,774,000
3,772,000
3,770,000
Copper Hills Claims
United States Highway 60
Wildhorse 53
Wildhorse 54
Wildhorse 55
NAD1927 UTM Zone13N
Meters
2,000
Meters
New Mexico
Socorro
North America

Results from the ground IP survey show a strong chargeability anomaly to the east of the Tres Montosas fault. The anomaly is about 500 meters wide east–west and about 1,000 meters long north–south. Wright concludes that the chargeability anomaly may be related to “pyritic alteration”. The IP anomaly is coincident with the presence of oxidized pyrite and copper at the surface along with quartz veining, silicification and strongly anomalous base metal anomalies along north–trending structures. These features are permissive of a porphyry–style hydrothermal system.

The exploration program would be funded through equity financing or a joint venture. The proposed work is dependant whether on the type of financing or joint venture that the company completes.

The required permits include BLM notice level application for an area of disturbance estimated to be less than 5 acres. Location map of drill locations and road or routes for vehicle traffic. The State of New Mexico also requires a minimal impact exploration permit application to be filed at the same time as the BLM notice level application is filed.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enertopia Corp.
(A development stage company)

We have audited the consolidated balance sheet of Enertopia Corp. (the “Company”) (a development stage company, formerly Golden Aria Corp.) as at August 31, 2011 and the related consolidated statements of stockholders’ equity, operations and cash flow for the year then ended and the period from November 24, 2004 (inception) to August 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended August 31, 2010, and the cumulative data from November 24, 2004 (inception) to August 31, 2010 in the statements of stockholders’ equity, operations and cash flows, which were audited by other auditors whose report, dated November 25, 2010 which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from November 24, 2004 (inception) to August 31, 2010, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2011 and the result of its operations and its cash flow for the year then ended and the period from November 24, 2004 (inception) to August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
No.	Description
3.1	Articles of Incorporation dated November 24, 2004 (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)
3.2	Bylaws (incorporated by reference on our Registration Statement on Form SB-2/A filed March 6, 2006)
10.1	Mining Lease between Nevada North Resources (U.S.A.), Inc. and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)
10.2	Exploration Agreement with Options for Joint Venture between our company and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)
10.3	Amended Exploration Agreement between our company and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)
10.4	Consulting Agreement between our company and KGE Management Ltd. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)
10.5	Assignment Agreement with 0743608 B.C. Ltd. (incorporated by reference on our Current Report on Form 8-K filed March 19, 2007)
10.6	Consulting Agreement with Mr. Robert McAllister dated December 1, 2008
14.1	Code of Ethics (incorporated by reference by from our annual report on Form 10-KSB filed on November 29, 2007).
23.1*	Consent of MNP LLP
23.2*	Consent of Chang Lee LLP
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).
31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERTOPIA CORP.

By:	/s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: March 1, 2012.

By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: March 1, 2012.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: March 1, 2012.

By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: March 1, 2012.

By:	/s/ Chris Bunka
Chris Bunka
Chairman, Director and Chief Executive Officer
Date: March 1, 2012.