Form 10-K/A
period 2011-08-31
Enertopia Corp.
filed 2012-03-14
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #2

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended and for the period cumulative from inception November 24, 2004 (inception) to August 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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
Date: March 14, 2012.

By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: March 14, 2012.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: March 14, 2012.

By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: March 14, 2012.

By:	/s/ Chris Bunka
Chris Bunka
Chairman, Director and Chief Executive Officer
Date: March 14, 2012.