Form 10-Q
period 2012-02-29
Enertopia Corp.
filed 2012-04-16
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from  __________   to _______________

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

24,743,865 common shares issued and outstanding as of April 12, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended February 29, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 29	August 31
	2012	2011

ASSETS
Current
Cash and cash equivalents	$33,975	$263,152
Owned securities (Note 4)	89,601	375,910
Accounts receivable	43,017	37,243
Prepaid expenses and deposit	16,966	44,265
Total current assets	183,559	720,570

Non-Current
Long term investments - Pro Eco & GSWPS (Note 5)	282,431	261,431
Deferred charges	29,038	29,038
Mineral Property (Note 6)	246,085	162,045
Total Assets	$741,113	$1,173,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$129,759	$14,881
Short Term Loan- related party (Note 7)	50,045	-
Due to related parties (Note 8)	130,808	73,808
Total Current Liabilities	310,612	88,689

Warrants Liability (Note 10)	187,489	300,792
	498,101	389,481
STOCKHOLDERS’ EQUITY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
24,743,865 common shares at February 29, 2012 and	24,744	24,644
August 31,2011:24,643,685
Additional paid-in capital	5,167,870	5,142,978
Deficit accumulated during the development stage	(4,949,602)	(4,384,019)
Total Stockholders’ Equity	243,012	783,603
Total Liabilities and Stockholders’ Equity	$741,113	$1,173,084

The accompanying notes are an integral part of these consolidated financial statements

F1

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NOVEMBER 24, 2004 (inception) TO February 29, 2012
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	- $	-	$-	$-	$-	$-
Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350
Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750
Stock to be issued	125,000	-	37,375	125	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)
Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917
Stock issued on September 29, 2005	-	125	-	(125)	-	-
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)
Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826
Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236			163,329
Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)
Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163
Units issued for acquisition at $0.42 per unit	6,905,000	6,905	2,893,195	-	-	2,900,100
on November 30, 2007
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)
Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124
Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410
Stock-based compensation	-	-	35,780	-	-	35,780
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233
Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547
Imputed interest for non-interest bearing loan			2,442			2,442
Stock-based compensation			78,858			78,858
Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500			125,000
Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068			83,625
Gain on settlement of the amount due to related parties			34,542			34,542
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)
Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	(4,218,614)	429,873
Debt settlement on November 22, 2010	62,500	63	9,313			9,376
Debt settlement on November 19, 2010	100,000	100	14,900			15,000
Stock-based compensation			254,443			254,443
Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264	-		893,993
Share Issuance costs			(96,490)			(96,490)
Warrants issued on March 3, 2011			(848,459)			(848,459)
Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000			-
Debt settlement on March 16, 2011	78,125	78	12,422			12,500
Debt settlement on April 27, 2011	360,000	360	157,412			157,772
Debt settlement on April 27, 2011	100,000	100	45,900			46,000
Shares issued Wildhorse on April 11, 2011	500,000	500	74,500			75,000
Share issuance correction on June 4, 2011	4,000	4	(4)			-
Comprehensive income (loss):
(Loss) for the year					(165,405)	(165,405)
Balance, August 31, 2011	24,643,865	$24,644	$5,142,978	$-	$(4,384,019)	$783,603
Stock-based compensation			14,992			14,992
Shares issued to Altar on October 11, 2011	100,000	100	9,900			10,000
Comprehensive income (loss):
(Loss) for the period					(565,583)	(565,583)
Balance, February 29, 2012	24,743,865	$24,744	$5,167,870	$-	$(4,949,602)	$243,012

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					NOVEMBER 24, 2004
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	February 29	February 28	February 29	February 28	February 29
	2012	2011	2012	2011	2012

Revenue
Non-renewal energy - natural gas and oil revenue	$-	$-	$-	$-	$374,342
Renewal energy - service revenue	-	-	-	-	32,119

	-	-	-	-	406,461
Cost of revenue
Non-renewal energy:
Natural gas and oil operating costs and royalties	-	-	-	-	141,197
Depletion	-	-	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	-	-	293,436
Renewal energy (cost recovery)	-	(7,814)	310	(6,628)	48,050

	-	(7,814)	310	(6,628)	781,172

Gross Profit (loss)	-	7,814	(310)	6,628	(374,711)

Expenses
Accounting and audit	7,444	11,169	36,161	42,145	321,006
Sales & Marketing	-	846	-	846	846
Advertising & Promotions	3,718	603	6,449	1,188	69,454
Bank charges and interest expense	753	14,892	1,321	17,083	55,562
Consulting	66,324	184,008	135,990	268,323	1,420,114
Mineral exploration costs	549	-	140,657	-	473,043
Fees and dues	4,261	10,633	16,184	15,556	110,386
Insurance	4,357	2,095	8,713	8,593	47,285
Investor relations	17,744	-	31,122	-	67,177
Legal and professional	7,619	11,144	9,916	13,911	211,821
Office and miscellaneous	327	(1,615)	13,949	1,233	60,604
Rent	3,826	3,454	7,536	7,205	74,629
Telephone	1,054	1,636	2,579	2,446	14,699
Training & Conferences	-	-	-	-	10,248
Travel	10,637	3,805	19,190	9,524	84,852

Total expenses	128,613	242,670	429,767	388,053	3,021,726

(Loss) for the period before other items	(128,613)	(234,856)	(430,077)	(381,425)	(3,396,437)

Other income (expense)
Interest income	-	-	-	-	9,434
Others	-		-	-	25,733
Equity interest pick up	-	(10,380)	-	(15,979)	(12,070)
Gain (loss) on owned securities	(10,101)	24,474	(248,809)	(54,145)	(215,974)
Gain on disposition of oil and gas interests			-	-	522,976
Revaluation of warrants liability			113,303	-	708,530
Write down of oil and gas properties	-	-	-	-	(3,344,372)

Income (loss) before income taxes	(138,714)	(220,762)	(565,583)	(451,549)	(5,702,180)

Income tax recovery - deferred	-	-	-	-	762,704

Net loss and comprehensive loss for the period	$(138,714)	$(220,762)	$(565,583)	$(451,549)	$(4,939,476)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	24,743,865	15,228,296	24,743,865	15,481,511

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	SIX MONTHS ENDED		TO
	February 29,	February, 28	February 29,
	2012	2011	2012

Cash flows used in operating activities

Net Income (loss)	$(565,583)	$(451,549)	$(4,939,476)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	14,992	140,248	622,358
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,436
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	-	-	3,344,372
Gain on disposition of oil and gas properties	-	-	(522,976)
Fair value of warrants liabilities	(113,303)	-	(708,530)
Gain on owned securities	248,809	54,145	215,974
Equity pick-up	-	15,979	12,070
Imputed interest	-	13,393	17,396
Accrued loan interest	-	-	17,928
Income tax recovery	-	-	(762,704)
Other non-cash activities		6,320
Change in non-cash working capital items:
Accounts receivable	(5,774)	(11,118)	(32,309)
Prepaid expenses and deposit	27,298	(5,410)	7,315
Deferred charges	-	-	(29,038)
Accounts payable and accrued liabilities	114,878	46,652	111,521
Due to related parties	57,000	16,901	148,137

Net cash (used in) operating activities	(221,683)	(174,439)	(1,868,537)

Cash flows from (used in) investing activities

Oil and gas properties acquisition and divestment	-	-	(345,180)
Proceeds from sale of oil and gas interests	-	100,000	521,545
Mineral resource properties acquisition	(84,539)	(7,500)	(171,584)
Investment in GSWPS	(10,500)	(21,000)	(114,000)
Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028

Net cash from (used in) investing activities	(95,039)	71,500	46,809
Cash flows from financing activities
Promissory notes - related party	50,045	-	50,045
Sale of owned securities	37,500	-	37,500
Net proceeds from subscriptions received	-	91,438	1,768,158
Net cash from financing activities	87,545	91,438	1,855,703
Increase (Decrease) in cash and cash equivalents	(229,177)	(11,501)	33,975
Cash and cash equivalents, beginning of period	263,152	34,506	-

Cash and cash equivalents, end of period	$33,975	$23,005	$33,975
Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-
Stock issued for services and debts settlement	$-	$24,375

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2012
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the quarter ended February 29, 2012 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2011 audited annual consolidated financial statements and notes thereto.

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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $565,583 for the six months ended February 29, 2012 [net loss $451,549 for the six months ended February 28, 2011] and as at February 29, 2012 has incurred cumulative losses of $4,949,602 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

On January 6, 2012, the Company entered into a share purchase agreement (the “Agreement”) with a third party (“Purchaser”). The Company has agreed to sell to Purchaser, and Purchaser has agreed to purchase from the Company, 250,000 units of Lexaria Corp. at a purchase price of US$0.15 per unit, for a total of US$37,500, by the effective closing date of January 6, 2012. In addition, pursuant to the terms of the Agreement, Purchaser will have an option, at his sole discretion, to pay US$0.25 per unit or approximately US$62,500 to purchase the remaining 249,893 units on or before March 2, 2012. Subsequent to the period end, Purchaser did not exercise the option to purchase remaining 249,893 units.

The fair values of the common shares of Cheetah Oil & Gas Ltd. and Lexaria Corp. as at February 29, 2012 were $0.02 and $0.24 per share, respectively. The fair values of warrants of Cheetah Oil & Gas Ltd. and Lexaria Corp. as at February 29, 2012 were $0.02 and $0.11, respectively. The above fair values of warrants have been estimated as of February 29, 2012 by using the Black-Scholes option pricing model with the following assumptions:

	Cheetah Oil & Gas Ltd.	Lexaria Corp.
Expected volatility	257.13%	103.30%
Risk-free interest rate	1.12%	1.12%
Expected life	0.25 years	0.25 years
Dividend yield	0.00%	0.00%

5.	LONG TERM INVESTMENTS

Pro Eco Energy USA Ltd.

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership. The Chairman of the Company is a Director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.

During the six months ended February 29, 2012, the Company recorded an equity loss of $Nil (February 28, 2011 – equity gain of $15,979), which resulted in a net investment of $37,021 (August 31, 2011 - $37,021).

Global Solar Water Power Systems Inc.

On February 29, 2012, the Company has purchased 8.98% (August 31, 2011 – 8.14%) investment in Global Solar Water Power Systems Inc. (“GSWPS”). This was made by a cash contribution of $124,500 and an issuance of 500,000 shares of the Company. at $0.25 per share for a combined value of $250,000. GSWPS is owned by an executive officer of the Company.

During the six months ended February 29, 2012, the Company increased the investment in GSWPS by $21,000 and recorded an equity gain of $Nil (2011 – equity gain of $Nil), which resulted in a net investment of $245,410 (August 31, 2011 - $224,410).

6.	MINERAL PROPERTY

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement (“Option Agreement”) with the Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Option Agreement the Optionors have assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, the Company made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors. As at February 29, 2012, total consideration including cash paid and common stock issued was $165,084 (August 31, 2011-$147,045); the Company has expensed the exploration costs of $140,184 (August 31, 2011-$14,094).

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources respecting an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 6,220 acres from Altar Resources which holds the mining claims directly and indirectly through federal mining claims and state mineral exploration leases; or, represents that it will hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at February 29, 2012, Enertopia made aggregate cash payments of $71,000 (August 31, 2011-$15,000) and issued 100,000 shares at price of $0.10 per share to Altar Resources; the Company has expensed the exploration costs of $473 (August 31, 2011-$Nil).

7.	SHORT TERM LOAN

On February 9, 2012, the Company signed Loan Agreement with Robert McAllister, director of the Company to borrow $50,000 (CAD$50,000). The loan is unsecured, due on May 9, 2012 at an interest rate of 10% per annum.

8.	RELATED PARTIES TRANSACTION

For the six months ended February 29, 2012, the Company was party to the following related party transactions:

Paid /accrued $30,000 (February 28, 2011: $22,500) to the President of the Company in consulting fees.

Paid/accrued $30,000 (February 28, 2011: $32,922) of consulting fees to a company controlled by a Director/CEO of the Company.

Paid $32,769 (February 28, 2011: $26,546) in consulting fees to a company controlled by the CFO of the Company.

Paid /accrued $6,000 (February 28, 2011: $6,000) in consulting fee to the CTO of the Company.

Paid/accrued $21,000 (February 28, 2011: $21,000) in cost of renewal energy service to the CTO of the Company and a company controlled by the executive officer.

Paid / accrued $9,375 (February 28, 2011: $18,750) in consulting fee to the Senior VP, Business Development.

See Notes 5, 7and 11.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

On November 19, 2010, the Company issued 100,000 common shares to Mercury Media pursuant to the Media Relations Agreement (See Note 11 (g)) for services at $0.15 per common share.

On November 22, 2010, the Company issued 62,500 common shares in connection with the settlement of debt of $9,375 at a price of $0.15 per common share pursuant to a consulting agreement (See Note 11 (h)).

On January 1, 2011, 1,000,000 common shares were cancelled by the Company.

On March 3, 2011, the Company closed a private placement of 8,729,000 units at a price of CAD$0.10 per unit for gross proceeds of CAD$872,900, US$893,993. Each unit consisted of one common share in the capital of the Company and one non-transferable share purchase warrant (Subscribers’ Warrants), each full warrant entitling the holder to purchase one additional common share in the capital of the Company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20. As per the terms of the Subscription Agreement, the Company grants to the Subscribers a participation right to participate in future offerings of the Company’s securities as to their pro rata shares for a period of 12 months from the closing of the Private Placement (the “Participation Right”). The Company paid broker commissions of $48,930 in cash and issued 489,300 brokers warrants (Broker’s Warrants). Each full warrant entitling the holder to purchase one additional common share in the capital of the Company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20. The fair value of the Broker’s Warrants is calculated as $47,560 by using Black-Scholes model (see Note 10 warrants).

On March 16, 2011, the Company issued 78,125 common shares in connection with the settlement of debt of $12,500 at a price of $0.16 per common share pursuant to a consulting agreement (See Note 11 (h)).

On April 11, 2011, the Company issued 500,000 common shares in connection with the Wildhorse Copper (AZ) Copper Hills property (See Note 6) for an amount of $75,000 at a price of $0.15 per common share.

On April 27, 2011, the Company issued 360,000 common shares to CAB Financial Services Ltd. in connection with a debt settlement for promissory note of $90,000 at a price of $0.15 per common share. In connection with the settlement of the amounts due to related parties, the Company recorded $26,357 in additional paid in capital for the gain on settlement of debt.

On April 27, 2011, the Company issued 100,000 common shares to the president of the Company in connection with a debt settlement for consulting fees of $46,000.

On June 4, 2011, the Company issued 4,000 common shares to a shareholder in connection with the May 31, 2010 private placement.

On October 11, 2011, the Company issued 100,000 common shares in connection with Altar Resources, Mildred Peak property (See Note 6) for an amount of $10,000 at a price of $0.10.

As at February 29, 2012, the Company had 24,743,865 shares issued and outstanding.

10.	STOCK OPTIONS AND WARRANTS

On November 9, 2010, the Company granted 100,000 stock options to an advisor of the Company exercisable at $0.20 per share, which vested immediately and will expire on November 9, 2015.

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

For the six months ended February 29, 2012, the Company recorded $14,992 (February 28, 2011 – $140,248) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the six months ended February 29, 2012 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2011	3,260,000	$0.15
Granted	200,000	$0.15
Granted	40,000	$0.10
Balance, February 29, 2012	3,500,000	$0.15

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Period ended February 29, 2012
Expected volatility	148.78%
Risk-free interest rate	1.46%-1.37%
Expected life	5.00 years
Dividend yield	0.00%
Estimated fair value per option	$0.05

The Company has the following options outstanding and exercisable.

February 29, 2012	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	Average		Average
	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable

$0.10	500,000	2.65 years	$0.10	500,000	$0.10
$0.10	650,000	2.84 years	$0.10	650,000	$0.10
$0.20	350,000	0.79 years	$0.20	350,000	$0.20
$0.20	150,000	3.48 years	$0.20	150,000	$0.20
$0.20	100,000	3.69 years	$0.20	100,000	$0.20
$0.15	910,000	3.96 years	$0.15	910,000	$0.15
$0.15	150,000	4.03 years	$0.15	150,000	$0.15
$0.18	150,000	4.05 years	$0.18	150,000	$0.18
$0.25	300,000	4.26 years	$0.15	150,000	$0.15
$0.15	200,000	4.59 years	$0.15	50,000	$0.15
$0.10	40,000	4.72 years	$0.10	40,000	$0.10

	3,500,000	3.30 years	$0.15	3,350,000	$0.15

Warrants

8,729,000 Subscribers’ Warrants and 489,300 Broker’s Warrants issued in association with the private placement on March 3, 2011 meet the definition of a derivative. Since the exercise price of these warrants is denominated in Canadian dollars, which is different from the Company’s functional currency, the Subscribers’ Warrants and Broker’s Warrants are not considered indexed to the Company’s common shares and they cannot be classified within equity. Therefore the Subscribers’ Warrants and the Broker’s Warrants, which expires on March 31, 2013, are classified as warrants liability on the Company’s consolidated balance sheet.

The fair value of the Subscribers’ Warrants and the Broker’s Warrants was revalued on February 29, 2012 to $187,489 (August 31, 2011 - $300,792) using the Black-Scholes option pricing model with the following assumptions:

Period ended February 29,
2012
Exercise price (CDN dollars per warrant)	$0.20
Expected volatility	128.30%
Risk-free interest rate	1.01%
Expected life	1.00 years
Dividend yield	0.00%
Estimated fair value per warrant (CDN dollars)	$0.02

11.	COMMITMENTS – OTHER

	(a)	The Company has a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$700 plus HST per month.

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

(j)	See Note 6 and 14.

12.	SEGMENTED INFORMATION

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Mining exploration
Year ended February 29, 2012	Renewable energy	and development	Corporate	Consolidated
Revenues	$-	$-	$-	$-

Net income (loss) from operations	(377,807)	(141,802)	(45,974)	(565,583)

Total assets	$282,431	$246,085	$212,597	$741,113

The operations of the Group are located geographically in the United States.

13.	COMPARATIVE FIGURES

Certain 2011 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2012.

14.	SUBSEQUENT EVENTS

(a)

On March 19, 2012, the Company`s board appointed Dr. John Thomas as director, Mr. Tony Gilman and Dr. Stefan Kruse as Advisors of the Company. Dr. Thomas received $2,000 honorarium and Mr. Gilman and Dr. Kruse received $1,000 each. Dr. Thomas was granted 250,000 stock options, Dr. Kruse was granted 100,000 stock options and Mr. Gilman was granted 100,000 stock options: all at an exercise price of $0.15 per option.

(b)

On March 27, 2012 the Company retained Coal Harbor Communications Inc. for investor relations services for a three month contract, where they will receive CAD$15,000 and 250,000 stock options at an exercise price of $0.15.

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

On April 27, 2011, we entered into a debt settlement agreement with the President of our Company, who is a related party, in the amount of $46,000, whereby $25,000 was settled by issuing common shares of 100,000, and $21,000 was forgiven for Nil consideration. In connection with the debt settlement, we recorded $100 in share capital and $45,900 in additional paid in capital for the gain on the settlement of the debt.

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

On July 19, 2011, we entered into a letter of intent and paid US$15,000 deposit to the Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, we signed a Mineral Purchase Option Agreement with Altar Resources respecting an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 6,220 acres from Altar Resources who holds the mining claims directly, and indirectly through federal mining claims and state mineral exploration leases, or represents that it will hold such claims in good standing at the time of closing a definitive agreement. Our company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of our common stock over a four year period. As at February 29, 2012, we made aggregate cash payments of $71,000 and issued 100,000 shares at price of $ 0.10 per share of our common stock to Altar Resources.

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

Pursuant to the terms of the agreement, GSWPS is required to pay to us our proportionate interest in any after tax profits on a quarterly basis. Our management obtained an independent valuation dated February 5, 2010 in support of the value ascribed to the proposed equity interest in GSWPS. As at February 29, 2012, we have paid $124,500 in US dollars and issued 500,000 restricted shares of our common stock, following which we have acquired a 8.98% equity interest in GSWPS.

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

One of GSWPS’s business lines is the business of developing and manufacturing a portable solar powered trailer mounted water purification units (the “System”) that can be delivered and operated nearly anywhere in the world and can provide a village, resort, or remote work-camps with all their drinking water and domestic water requirements. The technology was developed in 2009 by Mark Snyder, Chief Technology Officer of the Company, and Mark Snyder is the President of GSWPS. Over 300 locations in Iraq benefitted from clean drinking water as a result of the deployment of these systems, which were delivered to Iraq during 2009, prior to the Company’s involvement.

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

Copper Hills Project, New Mexico

On January 31, 2011, we entered into a letter of intent and paid US$7,500 deposit to the Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, we signed a Mineral Purchase Option Agreement with Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, we are required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, we made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors. On April 11, 2011, we made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors. As at February 29, 2011, total consideration including cash paid and common stock issued was $165,084; the Company has expensed the exploration costs of $140, 184.

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

There are 56 federal located unpatented mining claims.

BUREAU OF LAND MANAGEMENT	SOCORRO COUNTY, NEW MEXICO, RECORDATION

CLAIM NAME	SERIAL NO.	MC LOCATION	MC DATE RECEIVED			MAINTENANCE YEAR

COPPER HILLS #1	NMMC169266	9/14/2000	27/10/2000	X	X		Book 503 Page 3660
WILDHORSE 1	NMMC190849	3/1/2011	22/04/2011	X	X	3/11/2011	201100729
WILDHORSE 2	NMMC190850	3/1/2011	22/04/2011	X	X	3/11/2011	201100730
WILDHORSE 3	NMMC190851	3/1/2011	22/04/2011	X	X	3/11/2011	201100731
WILDHORSE 4	NMMC190852	3/1/2011	22/04/2011	X	X	3/11/2011	201100732
WILDHORSE 5	NMMC190853	3/1/2011	22/04/2011	X	X	3/11/2011	201100733
WILDHORSE 6	NMMC190854	3/1/2011	22/04/2011	X	X	3/11/2011	201100734
WILDHORSE 7	NMMC190855	3/1/2011	22/04/2011	X	X	3/11/2011	201100735
WILDHORSE 8	NMMC190856	3/1/2011	22/04/2011	X	X	3/11/2011	201100736
WILDHORSE 9	NMMC190857	3/1/2011	22/04/2011	X	X	3/11/2011	201100737
WILDHORSE 10	NMMC190858	3/1/2011	22/04/2011	X	X	3/11/2011	201100738
WILDHORSE 11	NMMC190859	3/1/2011	22/04/2011	X	X	3/11/2011	201100739
WILDHORSE 12	NMMC190860	3/1/2011	22/04/2011	X	X	3/11/2011	201100740
WILDHORSE 13	NMMC190861	3/1/2011	22/04/2011	X	X	3/11/2011	201100741
WILDHORSE 14	NMMC190862	3/1/2011	22/04/2011	X	X	3/11/2011	201100742
WILDHORSE 15	NMMC190863	3/1/2011	22/04/2011	X	X	3/11/2011	201100743
TIMBERWOLF 16	NMMC190864	3/1/2011	22/04/2011	X	X	3/11/2011	201100744
TIMBERWOLF 17	NMMC190865	3/1/2011	22/04/2011	X	X	3/11/2011	201100745
TIMBERWOLF 18	NMMC190866	3/1/2011	22/04/2011	X	X	3/11/2011	201100746
TIMBERWOLF 19	NMMC190867	3/1/2011	22/04/2011	X	X	3/11/2011	201100747
TIMBERWOLF 20	NMMC190868	3/1/2011	22/04/2011	X	X	3/11/2011	201100748
WILDHORSE 21	NMMC190869	3/1/2011	22/04/2011	X	X	3/11/2011	201100749
WILDHORSE 22	NMMC190870	3/1/2011	22/04/2011	X	X	3/11/2011	201100750
WILDHORSE 23	NMMC190871	2/28/2011	22/04/2011	X	X	3/11/2011	201100751
WILDHORSE 24	NMMC190872	2/28/2011	22/04/2011	X	X	3/11/2011	201100752
TIMBERWOLF 25	NMMC190873	2/28/2011	22/04/2011	X	X	3/11/2011	201100753
TIMBERWOLF 26	NMMC190874	2/28/2011	22/04/2011	X	X	3/11/2011	201100754
TIMBERWOLF 27	NMMC190875	2/28/2011	22/04/2011	X	X	3/11/2011	201100755
TIMBERWOLF 28	NMMC190876	2/28/2011	22/04/2011	X	X	3/11/2011	201100756
TIMBERWOLF 29	NMMC190877	2/28/2011	22/04/2011	X	X	3/11/2011	201100757
WILDHORSE 30	NMMC190878	2/28/2011	22/04/2011	X	X	3/11/2011	201100758
WILDHORSE 31	NMMC190879	2/28/2011	22/04/2011	X	X	3/11/2011	201100759
WILDHORSE 32	NMMC190880	2/28/2011	22/04/2011	X	X	3/11/2011	201100760
WILDHORSE 33	NMMC190881	2/28/2011	22/04/2011	X	X	3/11/2011	201100761

WILDHORSE 34	NMMC190882	2/28/2011	22/04/2011	X	X	3/11/2011	201100762
WILDHORSE 35	NMMC190883	2/28/2011	22/04/2011	X	X	3/11/2011	201100763
WILDHORSE 36	NMMC190884	2/28/2011	22/04/2011	X	X	3/11/2011	201100764
WILDHORSE 37	NMMC190885	2/28/2011	22/04/2011	X	X	3/11/2011	201100765
WILDHORSE 38	NMMC190886	2/28/2011	22/04/2011	X	X	3/11/2011	201100766
WILDHORSE 39	NMMC190887	2/28/2011	22/04/2011	X	X	3/11/2011	201100767
WILDHORSE 40	NMMC190888	2/28/2011	22/04/2011	X	X	3/11/2011	201100768
WILDHORSE 41	NMMC190889	2/28/2011	22/04/2011	X	X	3/11/2011	201100769
WILDHORSE 42	NMMC190890	2/28/2011	22/04/2011	X	X	3/11/2011	201100770
WILDHORSE 43	NMMC190891	2/28/2011	22/04/2011	X	X	3/11/2011	201100771
WILDHORSE 44	NMMC190892	2/28/2011	22/04/2011	X	X	3/11/2011	201100772
WILDHORSE 45	NMMC190893	2/28/2011	22/04/2011	X	X	3/11/2011	201100773
WILDHORSE 46	NMMC190894	2/28/2011	22/04/2011	X	X	3/11/2011	201100774
WILDHORSE 47	NMMC190895	2/28/2011	22/04/2011	X	X	3/11/2011	201100775
WILDHORSE 48	NMMC190896	2/28/2011	22/04/2011	X	X	3/11/2011	201100776
WILDHORSE 49	NMMC190897	2/28/2011	22/04/2011	X	X	3/11/2011	201100777
WILDHORSE 50	NMMC190898	2/28/2011	22/04/2011	X	X	3/11/2011	201100778
WILDHORSE 51	NMMC190899	2/28/2011	22/04/2011	X	X	3/11/2011	201100779
WILDHORSE 52	NMMC190900	2/28/2011	22/04/2011	X	X	3/11/2011	201100780
WILDHORSE 53	NMMC190901	2/28/2011	22/04/2011	X	X	3/11/2011	201100781
WILDHORSE 54	NMMC190902	2/28/2011	22/04/2011	X	X	3/11/2011	201100782
WILDHORSE 55	NMMC190903	2/28/2011	22/04/2011	X	X	3/11/2011	201100783
WILDHORSE 56	NMMC191754	9/22/2011	06/12/2011	X		10/21/2011	201102627
WILDHORSE 57	NMMC191755	9/22/2011	06/12/2011	X		10/21/2011	201102628
WILDHORSE 58	NMMC191756	9/22/2011	06/12/2011	X		10/21/2011	201102629
WILDHORSE 59	NMMC191757	9/22/2011	06/12/2011	X		10/21/2011	201102630
WILDHORSE 60	NMMC191758	9/22/2011	06/12/2011	X		10/21/2011	201102631
WILDHORSE 61	NMMC191759	9/22/2011	06/12/2011	X		10/21/2011	201102632
WILDHORSE 62	NMMC191760	9/22/2011	06/12/2011	X		10/21/2011	201102633
WILDHORSE 63	NMMC191761	9/22/2011	06/12/2011	X		10/21/2011	201102634
WILDHORSE 64	NMMC191762	9/22/2011	06/12/2011	X		10/21/2011	201102635
WILDHORSE 65	NMMC191763	9/22/2011	06/12/2011	X		10/21/2011	201102636
WILDHORSE 66	NMMC191764	9/22/2011	06/12/2011	X		10/21/2011	201102637
WILDHORSE 67	NMMC191765	9/22/2011	06/12/2011	X		10/21/2011	201102638
WILDHORSE 68	NMMC191766	9/22/2011	06/12/2011	X		10/21/2011	201102639
WILDHORSE 69	NMMC191767	9/22/2011	06/12/2011	X		10/21/2011	201102640
WILDHORSE 70	NMMC191768	9/22/2011	06/12/2011	X		10/21/2011	201102641
WILDHORSE 71	NMMC191769	9/22/2011	06/12/2011	X		10/21/2011	201102642
WILDHORSE 72	NMMC191770	9/22/2011	06/12/2011	X		10/21/2011	201102643
WILDHORSE 73	NMMC191771	9/22/2011	06/12/2011	X		10/21/2011	201102644
WILDHORSE 74	NMMC191772	9/22/2011	06/12/2011	X		10/21/2011	201102645
WILDHORSE 75	NMMC191773	9/22/2011	06/12/2011	X		10/21/2011	201102646

The conditions for retaining our claims include the following:

i.	paying the Optionor $7,500 on signing the letter of intent (paid),
ii.

paying the Optionor $51,150 on or before the execution of this Agreement and issuing to the Optionor 500,000 common shares in the capital stock of the Company as soon as practicable following the execution of this Agreement, (paid)

iii.	issuing to the Optionor 150,000 shares in the capital stock of the Company on or before the first anniversary of this Agreement, (paid)
iv.	issuing to the Optionor 150,000 shares in the capital stock of the Company on or before the second anniversary of the Agreement, and
v.	issuing to the Optionor 200,000 shares in the capital stock of the Company on or before the third anniversary of the Agreement.

The Company shall also pay Timber Wolf the following amounts on or before the dates specified in the following schedule, with such amounts and terms as further described in the Timber Wolf Agreement:

i.	paying $3,000 on signing of this Agreement, (paid)
ii.	paying an additional $7,500 on or before the first anniversary of the Agreement, (paid)
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

Copper Hills project is located approximately 8 miles west on HWY 60 from Magdalena, NM. HWY 60 actually crosses the property. Access south of the hwy is by dirt or gravel roads. Access north of the hwy is through locked ranch gate. The property is located within the physiographic province known as the Datil-Mogollon Section, locally characterized by volcanic highlands.

The geology of the project area was described by Wilkinson (1976). A northerly trending fault separates volcanic rocks to the west from younger piedmont gravels, alluvium and basalt to the east. Volcanic rocks are dominantly Oligocene ‘Spears Formation’ andesitic volcaniclastics. The important ‘Nipple Mountain’ tuff member is an interbedded lithic and variably welded tuff with deposition controlled by northeast and east-northeast trending, partly fault bounded paleovalleys. The overlying ‘Hells Mesa Formation’ and the ‘A-L Peak Tuff’ represents a change to ash flow volcanism related to the Mt. Withington caldera collapse. The caldera margin is situated 7 ½ km south of the Copper Hills prospect.

Structurally the property is situated within a north-northwest trending uplifted block bounded to the east by the ‘Mulligan Gulch’ graben. Three major structural trends are present at Copper Hills. The west-northwest trending ‘Capitan’ lineament is a pre-volcanic feature that was reactivated in the Oligocene. The northeast to east-northeast trending ‘Morenci-Magdalena’ lineament is also a basement feature that in part controlled deposition of the Nipple Mountain tuff. The north to 335° trend reflects the monoclinal eastern edge of the uplifted block and controlled the emplacement of intrusive stocks and later Basin and Range faulting. Convergence of the three structural trends in the vicinity of the Copper Hills prospect resulted in an intense shattering of the rocks.

Mineralization at Copper Hills includes fracture controlled and disseminated copper oxides (plus silver) at the Copper Hills prospect and epithermal gold-silver veins. Wilkinson (1976) describes previous work conducted on the property. Various stakeholders held mining claims in the area almost continuously between 1950 and 2007. During the 1950’s minor copper oxide production from the Copper Hills main outcrop took place and five short holes were drilled. In 1968 the Banner Mining Company reportedly drilled a deeper hole to 1,622 ft (494.5 m) and intersected pervasive propylitic alteration with abundant fresh and oxidized pyrite throughout the hole. Samples taken from the last 100 ft reportedly contained small amounts of pyrite plus chalcopyrite, sphalerite and galena. Numerous other prospecting pits and shafts are found on the property and most appear to be related to exploration and minor extraction of minerals associated with epithermal vein type systems. The Banner hole is on the eastern edge of a strong IP-chargeability anomaly defined by the IP survey completed by Wright geophysics in August, 2011.

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

The total costs incurred to date and all planned future costs are as follows: Exploration costs incurred by Enertopia to date are ~ $120,000 Future exploration plans involve a two phase drill program described below: A two phase exploration program:

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

276,000
278,000
280,000
3,776,000
3,774,000
3,772,000
3,770,000
N
Copper Hills Claims
United States Highway 60
Wildhorse 11
Wildhorse 10
Wildhorse 9
Wildhorse 8
Wildhorse 7
Wildhorse 6
Wildhorse 5
Wildhorse 4
Wildhorse 3
Wildhorse 2
Wildhorse
Wildhorse 12
Wildhorse 13
Wildhorse 14
Wildhorse 15
Timberwolf 16
Timberwolf 17
Timberwolf 18
Timberwolf 19
Timberwolf 20
Wildhorse 21
Wildhorse 22
Wildhorse 33
Wildhorse 32
Wildhorse 31
Wildhorse 30
Timberwolf 29
Timberwolf 28
Timberwolf 27
Timberwolf 26
Timberwolf 25
Wildhorse 24
Wildhorse 23
Wildhorse 34
Wildhorse 35
Wildhorse 36
Wildhorse 37
Wildhorse 38
Wildhorse 39
Wildhorse 40
Wildhorse 41
Wildhorse 42
Wildhorse 43
Wildhorse 44
Wildhorse 52
Wildhorse 51
Wildhorse 50
Wildhorse 49
Wildhorse 48
Wildhorse 47
Wildhorse 46
Wildhorse 45
Wildhorse 53
Wildhorse 54
Wildhorse 55
NAD1927 UTM Zone13N
Meters
0 250 500 1,000 1,500 2,000
Meters
New Mexico
Farmington
Los Alamos
Santa Fe
Gallup
Albuquerque
Magdalena
Socorro
Socorro
Roswell
Silver City
Deming
Carlsbad
North America
Canada
United States
Mexico

Results from the ground IP survey show a strong chargeability anomaly to the east of the Tres Montosas fault. The anomaly is about 500 meters wide east-west and about 1,000 meters long north-south. Wright concludes that the chargeability anomaly may be related to “pyritic alteration”. The IP anomaly is coincident with the presence of oxidized pyrite and copper at the surface along with quartz veining, silicification and strongly anomalous base metal anomalies along north-trending structures. These features are permissive of a porphyry-style hydrothermal system.

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

Mildred Peak Project, Arizona

On July 19, 2011, we entered into a letter of intent and paid a US$15,000 deposit to the Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, we signed a Mineral Purchase Option Agreement with Altar Resources respecting an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. Mining claims are in Arizona covering approximately 6,220 acres from Altar Resources who holds the mining claims directly, and indirectly through federal mining claims and state mineral exploration leases, or represents that it will hold such claims in good standing at the time of closing a definitive agreement. We are required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at February 29, 2012, we made aggregate cash payments of $71, 000 and issued 100,000 shares at price of $0.10 per share of common stock to Altar Resources; the Company has expensed the exploration costs of $473.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 29, 2013 other than office computers, furnishings, and communication equipment as required.

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

The Company had entered into a consulting agreement with Dr. Gerald G. Carlson’s company, KGE Management Ltd. from March 1, 2005 to November 30, 2007. During the term of this agreement, Dr. Carlson, provided geological and corporate administration consulting services to our company, such duties and responsibilities included the provision of geological consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration and mining consultants. Dr. Carlson, through KGE Management Ltd., was reimbursed at the rate of $2,000 per month. This agreement was terminated on November 30, 2007, but Dr. Carlson does remain as an Advisor to the Company.

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

On October 9, 2009, the Company entered into a consulting agreement with Mark Snyder as the Chief Technical Officer. A fee of $1,000 is accrued per month.

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

Results of Operations – Three Months Ended February 29, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 29, 2012, which are included herein.

Our operating results for the three months ended February 29, 2012, for the three months ended February 28, 2011 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended February 29, 2012		Three Months Ended February 28, 2011		Change Between Three Month Period Ended February 29, 2012 and February 28, 2011
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Other (income) expenses		10,101		(14,094)		24,195
General and administrative		128,613		242,670		(114,057)
Interest expense		753		14,892		(14,139
Consulting fees		66,324		184,008		(117,684)
Exploration expenses		549		Nil		549
Professional Fees		15,063		22,313		(7,250)
Net loss		(138,714)		(220,762)		82,048

Our accumulated losses increased to $4,949,602 as of February 29, 2012. Our financial statements report a net loss of $138,714 for the three-month period ended February 29, 2012, compared to a net loss of $220,762 for the three-month period ended February 28, 2011. Our losses have decreased over the three month period primarily due to the stock compensation expenses incurred during the February 28, 2011 quarter, additionally the Company’s interest expense, and professional fees have also decreased from the prior period.

Results of Operations –Six Months Ended February 29, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended February 29, 2012, which are included herein.

Our operating results for the six months ended February 29, 2012, for the six months ended February 28, 2012, and the changes between those periods for the respective items are summarized as follows:

		Six Months Ended February 29, 2012		Six Months Ended February 28, 2011		Change Between Six Month Period Ended February 29, 2012 and February 28, 2011
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Other (income)/expenses		135,506		70,124		65,382
General and administrative		429,767		388,053		41,714
Interest expense		1,321		17,083		(15,762)
Write down in carrying value of oil and gas properties		Nil		Nil		Nil
Consulting fees		135,990		268,323		(132,333)
Exploration Expenses		140,657		Nil		140,657
Professional Fees		46,077		56,056		(9,979
Net loss		(565,583		(451,549)		(114,034)

As at February 29, 2012, we had $310,612 in current liabilities. Our net cash used in operating activities for the six months ended February 29, 2012 was $221,683 compared to $174,439 used in the six months ended February 28, 2011. Our accumulated losses increased to $4,949,602 as of February 29, 2012. Our financial statements report a net loss of $565,583 for the six month period ended February 29, 2012 compared to a net loss of $451,549 for the six month period ended February 28, 2011. Overall our losses have increased over the six month period primarily due to the increase in mineral exploration costs, an increase in investor relations, travel, loss on owned securities, even though professional fees and stock based compensation expense decreased in for the six month period February 29, 2012 compared to February 28, 2011.

Our total liabilities as of February 29, 2012 were $498,101 as compared to total liabilities of $389,481 as of August 31, 2011. The decrease of the long-term liabilities is due to the liability accounting of the subscriber’s warrants and agent’s warrants in association with the private placement in March 2011 that was revalued as of February 29, 2012. Because the exercise price of these warrants is denominated in Canadian dollars, which is different from the Company’s functional currency, these warrants are not considered indexed to the Company’s common shares and they cannot be classified within equity.

There was an increase of the short-term liabilities is due to the accrued consulting fees for the CEO of the Company.

Liquidity and Financial Condition

Working Capital

	At February 29,	At August 31,
	2012	2011
Current assets	$183,559	$720,570
Current liabilities	310,612	88,689
Working capital	$(127,053)	$631,881

Cash Flows

	Six Months Ended
	February	February
	29, 2012	28, 2011
Cash flows (used in) operating activities	$(221,683)	$(174,439)
Cash flows (used in) investing activities	(95,039)	71,500
Cash flows (used in) financing activities	87,545	91,438
Net increase (decrease) in cash during period	$(229,177)	$(11,501)

Operating Activities

Net cash used in operating activities was $221,683 in the six months ended February 29, 2012 compared with net cash used in operating activities of $174,439 in the same period in 2011. The increase in cash used is mostly from mineral exploration activities.

Investing Activities

Net cash used in investing activities was $95,039 in the six months ended February 29, 2012, compared to net cash provided by investing activities of $71,500 in the same period in 2011. The change in cash from investing activities is mainly attributable to the sale of Coteau Lake property in 2011 and the mineral resource property acquisitions in 2012.

Financing Activities

Net cash provided by financing activities was $87,545 in the six months ended February 29, 2012 compared to $91,438 in the same period in 2011. Cash provided in 2012 was by a loan provided to the Company by the President, and by the sale of 250,000 units of Lexaria owned by the Company, to a third party.

Revenue comparisons for the Quarter ended February 29, 2012 compared to the quarter ended February 28, 2011

For the six-month period ended February 29, 2012, the Company had $Nil in revenues compared to $Nil in revenues for the same six-month period in the prior year. The Company has generated $406,462 in revenues from inception on November 24, 2004 to February 29, 2012.

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

As of February 29, 2012, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
12/04/2012

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
12/04/2012