Form 10-Q
period 2012-05-31
Enertopia Corp.
filed 2012-07-10
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               May 31, 2012

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________to ________________________________

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

27,067,615 common shares issued and outstanding as of July 10, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended May 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS (Expressed in U.S. Dollars)
	May 31	August 31
	2012	2011
ASSETS

Current
Cash and cash equivalents	$53,575	$263,152
Owned securities (Note 4)	29,239	375,910
Accounts receivable	53,160	37,243
Prepaid expenses and deposit	15,760	44,265
Total current assets	151,734	720,570

Non-Current
Long term investments - Pro Eco & GSWPS (Note 5)	292,931	261,431
Deferred charges	29,038	29,038
Mineral property (Note 6)	268,698	162,045
Total Assets	$742,401	$1,173,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$91,451	$14,881
Short term loan- related party (Note 7)	50,045	-
Due to related parties (Note 8)	159,308	73,808
Total Current Liabilities	300,804	88,689

Warrants liability (Note 10)	176,327	300,792
	477,131	389,481
STOCKHOLDERS’ EQUITY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
27,067,615 common shares at May 31, 2012 and August 31,2011:24,643,685	27,068	24,644
Additional paid-in capital	5,401,089	5,142,978
Deficit accumulated during the development stage	(5,162,887)	(4,384,019)
Total Stockholders’ Equity	265,270	783,603
Total Liabilities and Stockholders’ Equity	$742,401	$1,173,084

The accompanying notes are an integral part of these consolidated financial statements F1

ENERTOPIA CORP. (A Development Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY NOVEMBER 24, 2004 (inception) TO May 31, 2012 (Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	$-	$-	- $	-	$-	$-

Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350

Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750

Stock to be issued	125,000	-	37,375	125	-	37,500

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917

Stock issued on September 29, 2005	-	125	-	(125)	-	-

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826

Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236			163,329
Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)
Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)
Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124
Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410
Stock-based compensation	-	-	35,780	-	-	35,780
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233
Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547
Imputed interest for non-interest bearing loan			2,442			2,442
Stock-based compensation			78,858			78,858
Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500			125,000
Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068			83,625
Gain on settlement of the amount due to related parties			34,542			34,542
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)
Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	(4,218,614)	429,873
Debt settlement on November 22, 2010	62,500	63	9,313			9,376
Debt settlement on November 19, 2010	100,000	100	14,900			15,000
Stock-based compensation			254,443			254,443
Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264	-		893,993
Share Issuance costs			(96,490)			(96,490)
Warrants issued on March 3, 2011			(848,459)			(848,459)
Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000			-
Debt settlement on March 16, 2011	78,125	78	12,422			12,500
Debt settlement on April 27, 2011	360,000	360	157,412			157,772
Debt settlement on April 27, 2011	100,000	100	45,900			46,000
Shares issued Wildhorse on April 11, 2011	500,000	500	74,500			75,000
Share issuance correction on Jun 4, 2011	4,000	4	(4)			-
Comprehensive income (loss):
(Loss) for the year					(165,405)	(165,405)
Balance, August 31, 2011	24,643,865	$24,644	$5,142,978	$-	$(4,384,019)	$783,603
Stock-based compensation	-	-	32,581	-	-	32,581
Shares issued for Mildred Peak Property on October 11, 2011	100,000	100	9,900	-	-	10,000
Shares issued for Copper Hills Property on March 30, 2012	150,000	150	14,850	-	-	15,000
Shares issued for debt settlment on April 10, 2012	93,750	94	9,281	-	-	9,375
Shares issued for cash on April 13, 2012	2,080,000	2,080	191,499	-	-	193,499
Comprehensive income (loss):
(Loss) for the year					(778,868)	(778,869)
Balance, May 31, 2012	27,067,615	$27,068	$5,401,089	$-	$(5,162,887)	$265,270

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS (Expressed in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					NOVEMBER 24, 2004
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	May 31	May 31	May 31	May 31	May 31
	2012	2011	2012	2011	2012

Revenue
Non-renewal energy - natural gas and oil revenue	$-	$-	$-	$-	$374,342
Renewable energy - service revenue	-	-	-	-	32,119

	-	-	-	-	406,461
Cost of revenue
Non-renewable energy:
Natural gas and oil operating costs and royalties	-	-	-	-	141,197
Depletion	-	-	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	-	-	293,436
Renewable energy (cost recovery)	-	2,311	310	(4,317)	48,050

	-	2,311	310	(4,317)	781,172

Gross Profit (loss)	-	(2,311)	(310)	4,317	(374,711)

Expenses
Accounting and audit	4,066	4,233	40,227	46,378	325,072
Sales & Marketing	-	-	-	846	846
Advertising & Promotions	2,017	17,830	8,466	19,018	71,471
Bank charges and interest expense	1,683	5,472	3,004	22,555	57,245
Consulting	75,530	101,538	211,520	369,861	1,505,771
Mineral exploration costs	11	-	140,668	-	473,054
Fees and dues	12,177	7,038	28,361	22,594	122,563
Insurance	4,357	2,095	13,070	10,688	51,642
Investor relations	22,688	10,050	53,810	10,050	89,865
Legal professional	9,023	15,245	18,939	29,156	220,844
Office and miscellaneous	4,205	1,453	18,154	2,686	64,809
Rent	4,694	3,805	12,230	11,010	79,323
Telephone	1,820	600	4,399	3,046	16,519
Training & Conferences	5,238	-	5,238	-	15,486
Travel	16,576	12,398	35,766	21,922	101,428

Total expenses	164,085	181,757	593,852	569,810	3,195,938

(Loss) for the period before other items	(164,085)	(184,068)	(594,162)	(565,493)	(3,570,649)

Other income (expense)
Interest income	-	-	-	-	9,434
Others	-		-	-	25,733
Equity interest pick up	-	20,788	-	4,809	(12,070)
Gain (loss) on owned securities	(60,362)	135,157	(309,171)	81,012	(276,336)
Gain on disposition of oil and gas interests	-		-	-	522,976
Revaluation of warrants liability	11,162		124,465	-	719,692
Write down of oil and gas properties	-	-	-	-	(3,344,372)

Income (loss) before income taxes	(213,285)	(28,123)	(778,868)	(479,672)	(5,925,592)

Income tax recovery - deferred	-	-	-	-	762,704

Net loss and comprehensive loss for the period	$(213,285)	$(28,123)	$(778,868)	$(479,672)	$(5,162,888)

Basic and diluted income (loss) per share	$(0.01)	$(0.00)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	25,982,139	23,823,376	25,144,672	18,292,689

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	NINE MONTHS ENDED		CUMULATIVE PERIOD FROM INCEPTION November 24, 2004 TO
	May 31,	May 31	May 31,
	2012	2011	2012
Cash flows used in operating activities
Net Income (loss)	$(778,868)	$(479,672)	$(5,162,888)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	32,581	178,679	650,073
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,436
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	-	-	3,344,372
Gain on disposition of oil and gas properties	-	-	(522,976)
Fair value of warrants liabilities	(124,465)	-	(719,692)

Gain (loss) on owned securities	309,171	(81,012)	276,336

Equity pick-up	-	(4,809)	12,070
Imputed interest	-	17,928	17,396
Accrued loan interest	-	-	17,928
Income tax recovery	-	-	(762,704)
Change in non-cash working capital items:

Accounts receivable	(15,918)	(20,155)	(42,453)

Prepaid expenses and deposit	28,505	(3,134)	8,524
Deferred charges	-	-	(29,038)

Accounts payable and accrued liabilities	76,569	(4,698)	73,212
Due to related parties	94,875	58,399	186,012

Net cash (used in) operating activities	(377,550)	(338,474)	(2,024,403)

Cash flows from (used in) investing activities

Oil and gas properties acquisition and divestment	-	-	(345,180)
Proceeds from sale of oil and gas interests	-	100,000	521,545

Mineral resource properties acquisition	(81,652)	(105,330)	(168,698)

Investment in GSWPS	(31,500)	(31,500)	(135,000)
Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028
Net cash from (used in) investing activities	(113,152)	(36,830)	28,695

Cash flows from financing activities
Promissory notes - related party	50,045	(30,000)	50,045
Net proceeds from disposal of owned securities	37,500	-	37,500
Net proceeds from subscriptions received	193,580	845,063	1,961,738
Net cash from financing activities	281,125	815,063	2,049,283
Increase (Decrease) in cash and cash equivalents	(209,577)	439,759	53,575
Cash and cash equivalents, beginning of period	263,152	34,506	-
Cash and cash equivalents, end of period	$53,575	$474,265	$53,575
Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the quarter ended May 31, 2012 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2011 audited annual consolidated financial statements and notes thereto.

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

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $778,868 for the nine months ended May 31, 2012 [net loss $479,672 for the nine months ended May 31, 2011] and as at May 31, 2012 has incurred cumulative losses of $5,162,888 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company adopted this guidance in the quarter ended May 31, 2012 and the adoption does not have a material impact on its financial statements.

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

Owned securities originally included, 375,000 common shares and 375,000 warrants of Cheetah Oil & Gas Ltd. and 499,893 common shares and 499,893 warrants of Lexaria Corp, obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The warrants of Cheetah Oil & Gas Ltd. and Lexaria Corp. expired on May 31, 2012. The Company classified the securities owned as held-for-trade and recorded at fair value. The Chairman of the Company is a Director and Officer of Lexaria Corp.

On January 6, 2012, the Company entered into a share purchase agreement (the “Agreement”) with a third party (“Purchaser”). The Company has agreed to sell to Purchaser, and Purchaser has agreed to purchase from the Company, 250,000 units of Lexaria Corp. at a purchase price of US$0.15 per unit, for a total of US$37,500, by the effective closing date of January 6, 2012. In addition, pursuant to the terms of the Agreement, Purchaser will have an option, at his sole discretion, to pay US$0.25 per unit or approximately US$62,500 to purchase the remaining 249,893 units on or before March 2, 2012. The Purchaser did not exercise the option to purchase the remaining 249,893 units.

As of May 31, 2012, owned securities consisted of 249,893 common shares of Lexaria Corp. and 375,000 common shares of Cheetah Oil & Gas Ltd.

The fair values of the common shares of Cheetah Oil & Gas Ltd. and Lexaria Corp. as at May 31, 2012 were $0.008 and $0.105 per share, respectively.

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

During the nine months ended May 31, 2012, the Company recorded an equity loss of $Nil (May 31, 2011 – equity gain of $4,060), which resulted in a net investment of $37,021 (August 31, 2011 - $37,021).

Global Solar Water Power Systems Inc.

On May 31, 2012, the Company has purchased 9.4% (August 31, 2011 – 8.14%) investment in Global Solar Water Power Systems Inc. (“GSWPS”). This was made by a cash contribution of $135,000 and an issuance of 500,000 shares of the Company.at $0.25 per share for a combined value of $260,000. GSWPS is owned by an executive officer of the Company.

During the nine months ended May 31, 2012, the Company increased the investment in GSWPS by $31,500 and recorded an equity gain of $Nil (2011 – equity gain of $749), which resulted in a net investment of $255,910 (August 31, 2011 - $224,410).

6.	MINERAL PROPERTY

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement (“Option Agreement”) with the Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Option Agreement the Optionors have assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, the Company made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors. In April 2012, the Company issued 150,000 common stock of the Company and made its option payment. As at May 31, 2012, total consideration including cash paid and common stock issued was $181,698 (August 31, 2011-$147,045); the Company has expensed the exploration costs of $140,195 (May 31, 2011-$Nil).

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources with respect to an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 6,220 acres from Altar Resources which holds the mining claims directly and indirectly through federal mining claims and state mineral exploration leases; or, represented that it would hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at May 31, 2012, Enertopia made aggregate cash payments of $77,000 (August 31, 2011-$15,000) and issued 100,000 shares at price of $0.10 per share to Altar Resources; the Company has expensed the exploration costs of $473 (May 31, 2011-$Nil).

7.	SHORT TERM LOAN

On February 9, 2012, the Company signed a Loan Agreement with Robert McAllister, director of the Company to borrow $50,000 (CAD$50,000). The loan is unsecured, was due on May 9, 2012 at an interest rate of 10% per annum and is now on a month to month term.

8.	RELATED PARTIES TRANSACTION

For the nine months ended May 31, 2012, the Company was party to the following related party transactions:

Paid /accrued $45,000 (May 31, 2011: $45,000) to the President of the Company in consulting fees.

Paid/accrued $45,000 (May 31, 2011: $45,000) of consulting fees to a company controlled by a Director/CEO of the Company.

Paid $49,348 (May 31, 2011: $42,660) in consulting fees to a company controlled by the CFO of the Company.

Paid /accrued $9,000 (May 31, 2011: $6,000) in consulting fee to the CTO of the Company.

Paid / accrued $9,375 (May 31, 2011: $28,711) in consulting fee to the Senior VP, Business Development.

See Notes 5, 7and 11.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

On November 19, 2010, the Company issued 100,000 common shares to Mercury Media pursuant to the Media Relations Agreement (See Note 11 (g)) for services at $0.15 per common share.

On November 22, 2010, the Company issued 62,500 common shares in connection with the settlement of debt of $9,376 at a price of $0.15 per common share pursuant to a consulting agreement (See Note 11 (h)).

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

On April 27, 2011, the Company issued 360,000 common shares to CAB Financial Services Ltd. in connection with a debt settlement of $157,772

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

On March 30, 2012, the Company issued 150,000 common shares to Wildhorse Copper Inc. in connection to the Copper Hills property (See Note 6) for an amount of $15,000 at a price of $0.10.

On April 10, 2012, the Company issued 93,750 common shares in connection with the settlement of debt of $9,375 at a price of $0.10 per common share pursuant to a consulting agreement (See Note 11(h)).

On April 13, 2012, the Company closed an offering memorandum placement of 2,080,000 units at a price of CAD$0.10 per unit for gross proceeds of CAD$208,000 or US$208,000. Each Unit consisted of one common share of the Issuer and one common share purchase warrant. One warrant will be exercisable into one further common share at a price of US$0.15 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant for the period that is twelve months plus one day to twenty-four months following closing. The Company paid broker commissions of $14,420 in cash and issued 144,200 brokers warrants in connection with the private placement.

As at May 31, 2012, the Company had 27,067,615 shares issued and outstanding.

10.	STOCK OPTIONS AND WARRANTS

On November 9, 2010, the Company granted 100,000 stock options to an advisor of the Company exercisable at $0.20 per share, which vested immediately and will expire on November 9, 2015.

On November 15, 2010, the Company dismissed a consultant, of which 50,000 vested options were cancelled on November 15, 2010 and another 50,000 vested stock options expired on February 15, 2011 unexercised.

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

On March 19, 2012, the Company granted 450,000 stock options to a director and advisors to the Company with an exercise price of $0.15, of which 225,000 vested immediately and 225,000 vesting on August 15, 2012 and expire March 19, 2017.

On March 27, 2012, the Company granted 250,000 stock options to an Investor Relations company with an exercise price of $0.15, of which 125,000 vested immediately and 125,000 vesting on June 27, 2012 and expire on March 27, 2017.

On April 10, 2012, the Company granted 25,000 stock options to an employee of the Company with an exercise price of $0.15, which vested immediately and expire on April 10, 2017.

For the nine months ended May 31, 2012, the Company recorded $32,581 (May 31, 2011 – $178,679) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the nine months ended May 31, 2012 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2011	3,260,000	$0.15
Granted	925,000	$0.15
Granted	40,000	$0.10
Balance, May 31, 2012	4,225,000	$0.15

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Period ended May 31, 2012
Expected volatility	134.43%-142.22%
Risk-free interest rate	1.32%-1.46%
Expected life	5.00 years
Dividend yield	0.00%
Estimated fair value per option	$0.0630-$0.0684

The Company has the following options outstanding and exercisable.

May 31, 2012		Options outstanding		Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.10	500,000	2.39 years	$0.10	500,000	$0.10
$0.10	650,000	2.58 years	$0.10	650,000	$0.10
$0.20	350,000	0.54 years	$0.20	350,000	$0.20
$0.20	150,000	3.23 years	$0.20	150,000	$0.20
$0.20	100,000	3.44 years	$0.20	100,000	$0.20
$0.15	910,000	3.71 years	$0.15	910,000	$0.15
$0.15	150,000	3.78 years	$0.15	150,000	$0.15
$0.18	150,000	3.79 years	$0.18	150,000	$0.18
$0.25	300,000	4.01 years	$0.15	300,000	$0.15
$0.15	200,000	4.34 years	$0.15	100,000	$0.15
$0.10	40,000	4.46 years	$0.10	40,000	$0.10
$0.15	450,000	4.80 years	$0.15	225,000	$0.15
$0.15	250,000	4.82 years	$0.15	125,000	$0.15
$0.15	25,000	4.86 years	$0.15	25,000	$0.15

	4,225,000	3.35 years	$0.15	3,775,000	$0.14

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

The fair value of the Subscribers’ Warrants and the Broker’s Warrants was revalued on May 31, 2012 to $176,327 (August 31, 2011 - $300,792) using the Black-Scholes option pricing model with the following assumptions:

Period ended May 31, 2012
Exercise price (CDN dollars per warrant)	$0.20
Expected volatility	128.30%
Risk-free interest rate	1.20%
Expected life	.75 years
Dividend yield	0.00%
Estimated fair value per warrant (CDN dollars)	$0.02

11.	COMMITMENTS – OTHER

	(a)	The Company has a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$700 plus HST per month.

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

(f)

On February 28, 2010, the Company entered into an Asset and Share Purchase Agreement with the Company’s chief technical officer - Mr. Mark Snyder to acquire up to 20% ownership interest of GSWPS. As at May 31, 2012, the Company has acquired 9.40% (August 31, 2011 – 8.14%) (see Note 5) with the remaining 10.60% ownership payable by issuance of 500,000 common shares of the Company and cash of $93,000 paid on a minimum monthly basis of $3,500.

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

(h)

On June 27, 2011, the Company entered into a non-exclusive 12 month agreement with a third party, IBK Capital Corp. to assist with raising capital of up to $3million. IBK Capital Corp. will be paid a work fee of $25,000 plus $3,500 on out of pocket costs. IBK Capital Corp. will be paid 8.5% cash commission and 8.5% common share purchase warrants on funds raised. As at May 31, 2012, the Company has not paid any cash commission nor issued any common shares.

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

(k)	See Note 6.

12.	SEGMENTED INFORMATION

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Mining exploration
Quarter ended May 31, 2012	Renewable energy	and development	Corporate	Consolidated
Revenues	$-	$-	$-	$-
Net income (loss) from operations	(310)	(140,668)	(637,890)	(778,868)
Total assets	$292,931	$268,698	$180,772	$742,401

The operations of the Group are located geographically in the United States.

13.	COMPARATIVE FIGURES

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

The Company is a renewable energy company that is pursuing business opportunities in several cleantech sectors, including: Solar PV (Photovoltaic), Solar Thermal (Hot Water), Energy Retrofits and Recovery, and Solar powered Filtered Drinking Water. The Company no longer has any material oil and gas resources. The Company has also created a business division that is dedicated with natural resource acquisitions and exploration.

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

On July 19, 2011, we entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, we signed a Mineral Purchase Option Agreement with Altar Resources respecting an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 6,220 acres from Altar Resources who holds the mining claims directly, and indirectly through federal mining claims and state mineral exploration leases, or represents that it will hold such claims in good standing at the time of closing a definitive agreement. Our company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of our common stock over a four year period. As at May 31, 2012, we made aggregate cash payments of $77,000 and issued 100,000 shares at price of $ 0.10 per share of our common stock to Altar Resources.

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

Pursuant to the terms of the agreement, GSWPS is required to pay to us our proportionate interest in any after tax profits on a quarterly basis. Our management obtained an independent valuation dated February 5, 2010 in support of the value ascribed to the proposed equity interest in GSWPS. As at May 31, 2012, we have paid $135,000 in US dollars and issued 500,000 restricted shares of our common stock, following which we have acquired 9.4% equity interest in GSWPS.

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

Copper Hills Project, New Mexico

On January 31, 2011, we entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, we signed a Mineral Purchase Option Agreement with Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, we are required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, we made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors. On April 11, 2011, we made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors. In April 2012, the Company issued 150,000 common stock of the Company and made its option payment. As at May 31, 2012, total consideration including cash paid and common stock issued was $181,698; the Company has expensed the exploration costs of $140, 195.

The Company has entered into an Option Agreement (“Agreement”) dated April 11, 2011 with Wildhorse Copper Inc, Wildhorse Copper (AZ) Inc., Northern Tiger Resources Inc., and Timber Wolf Minerals Ltd. (the “Optionor”) respecting the assignment of up to 100% interest in approximately 1,150 acres of 56 located mining claims in New Mexico, USA. One of these located mining claims is subject to a 1% NSR capped at US $2,000,000 from commercial production from this located mining claim. The Optionor holds the located mining claims (“the Claims”) directly and indirectly through an option agreement between the Optionor and a third party. The Optionor hereby grants to the Company the sole and exclusive right and option to acquire up to an undivided 100% right, title and interest in and to the Property, free and clear of all charges, encumbrances, claims, liabilities and adverse interests of any nature or kind, except for the Royalty. The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the schedule below:

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

Exploration costs incurred by Enertopia to date are ~ $140,000

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

Mildred Peak Project, Arizona

On July 19, 2011, we entered into a letter of intent and paid a US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, we signed a Mineral Purchase Option Agreement with Altar Resources respecting an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. Mining claims are in Arizona covering approximately 6,220 acres from Altar Resources who holds the mining claims directly, and indirectly through federal mining claims and state mineral exploration leases, or represents that it will hold such claims in good standing at the time of closing a definitive agreement. We are required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at February 29, 2012, we made aggregate cash payments of $71, 000 and issued 100,000 shares at price of $0.10 per share of common stock to Altar Resources; the Company has expensed the exploration costs of $473.

On March 19, 2012, the Company’s Board has appointed Dr. John Thomas as Director and Mr. Tony Gilman and Dr. Stefan Kruse as Advisors of the Company. The Company has granted additional 450,000 stock options to Directors and Advisors of the Company. The exercise price of the stock options is $0.15, of which are 225,000 options vest immediately, 225,000 options vest on August 15, 2012. The options expire March 19, 2017.

On April 10, 2012, Enertopia Corporation (“Enertopia” or the “Company”) held its Annual and Special Meeting of Shareholders for the following purposes:

1.	To elect Robert McAllister, Donald Findlay, Greg Dawson and Chris Bunka as directors of the Company for the ensuing year.

2.	To ratify MNP LLP, independent public accounting firm for the fiscal year ending August 31, 2012, and to permit directors to set the remuneration.

3.	To transact such other business as may properly come before the Meeting.

All proposals were approved by the shareholders. The proposals are described in detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 13, 2012.

On April 10, 2012, the Company issued 93,750 common shares in connection with the settlement of debt of $9,375 at a price of $0.10 per common share pursuant to a consulting agreement (See Note 11(h)).

On April 13, 2012, the Company closed an offering memorandum placement of 2,080,000 units at a price of CAD$0.10 per unit for gross proceeds of CAD$208,000, US$208,000. Each Unit consisted of one common share of the Issuer and one common share purchase warrant. One warrant will be exercisable into one further common share at a price of US$0.15 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant for the period that is twelve months plus one day to twenty-four months following closing. The Company paid broker commissions of $14,420 in cash and issued 144,200 brokers warrants in connection with the private placement.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2013 other than office computers, furnishings, and communication equipment as required.

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

On December 1, 2008, the Company entered into a consulting agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia. CAB Financial Services is a consulting company controlled by the chairman of the board and the chief executive officer of the Company. A fee of $5,000 per month is accrued. We may terminate this agreement without prior notice based on a number of conditions. CAB Financial Services Ltd. may terminate the agreement at any time by giving 30 days written notice of its intention to do so.

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

Results of Operations – Three Months Ended May 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2012, which are included herein.

Our operating results for the three months ended May 31, 2012, for the three months ended May 31, 2011 and the changes between those periods for the respective items are summarized as follows:

						Change Between
						Three Month Period
		Three Months Ended		Three Months Ended		Ended
		May 31,		May 31,		May 31, 2012
		2012		2011		and May 31, 2011
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Other (income) expenses		49,200		(155,945)		205,145
General and administrative		164,085		181,757		(17,672)
Interest expense		1,683		5,472		(3,789)
Consulting fees		75,530		101,538		(26,008)
Exploration expenses		11		Nil		11
Professional Fees		13,089		19,478		(6,389)
Net (loss)		(213,285)		(28,123)		185,162

Our accumulated losses increased to $5,162,888 as of May 31, 2012. Our financial statements report a net loss of $213,285 for the three-month period ended May 31, 2012, compared to a net loss of $28,123 for the three-month period ended May 31, 2011. Our losses have increased over the three month period primarily due to the expiration of the Lexaria and Cheetah warrants value that has been written off now.

Results of Operations –Nine Months Ended May 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended May 31, 2012, which are included herein.

Our operating results for the nine months ended May 31, 2012, for the nine months ended May 31, 2012, and the changes between those periods for the respective items are summarized as follows:

						Change Between
						Nine Month Period
		Nine Months Ended		Nine Months Ended		Ended
		May 31,		May 31,		May 31, 2012
		2012		2011		and May 31, 2011
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Other (income)/expenses		184,706		(85,821)		270,527
General and administrative		593,852		569,810		24,042
Interest expense		3,004		22,555		(19,551)
Consulting fees		211,520		369,861		(158,341)
Exploration Expenses		140,668		Nil		140,668
Professional Fees		59,166		75,534		(16,368)
Net (loss)		(778,868)		(479,672)		(299,196)

As at May 31, 2012, we had $300,804 in current liabilities. Our net cash used in operating activities for the nine months ended May 31, 2012 was $377,550 compared to $338,474 used in the nine months ended May 31, 2011. Our accumulated losses increased to $5,162,888 as of May 31, 2012. Our financial statements report a net loss of $778,868 for the nine month period ended May 31, 2012 compared to a net loss of $479,673 for the nine month period ended May 31, 2011. Overall our losses have increased over the nine month period primarily due to the increase in mineral exploration costs, an increase in investor relations, travel, revaluation of warrants from the April 2011 financing and the expiration of the Lexaria and Cheetah warrants value that has been written off; though professional fees and stock based compensation expense decreased in for the nine month period May 31, 2012 compared to May 31, 2011.

Our total liabilities as of May 31, 2012 were $477,131 as compared to total liabilities of $389,481 as of August 31, 2011. The decrease of the long-term liabilities is due to the liability accounting of the subscriber’s warrants and agent’s warrants in association with the private placement in March 2011 that was revalued as of May 31, 2012. Because the exercise price of these warrants is denominated in Canadian dollars, which is different from the Company’s functional currency, these warrants are not considered indexed to the Company’s common shares and they cannot be classified within equity.

There was an increase of the short-term liabilities, which is due to the accrued consulting fees for the CEO of the Company.

Liquidity and Financial Condition

Working Capital
	At May 31,	At August 31,
	2012	2011
Current assets	$151,734	$720,570
Current liabilities	300,804	88,689
Working capital	$(149,070)	$631,881

Cash Flows
	Nine Months Ended
	May	May
	31, 2012	31, 2011
Cash flows (used in) operating activities	$(377,550)	$(338,474)
Cash flows (used in) investing activities	(113,152)	(36,830)
Cash flows (used in) financing activities	281,125	815,063
Net increase (decrease) in cash during period	$(209,577)	$439,759

Operating Activities

Net cash used in operating activities was $377,550 in the nine months ended May 31, 2012 compared with net cash used in operating activities of $338,474 in the same period in 2011. The increase in cash used is mostly from mineral exploration activities.

Investing Activities

Net cash used in investing activities was $113,152 in the nine months ended May 31, 2012, compared to net cash provided by investing activities of $36,830 in the same period in 2011. The change in cash from investing activities is mainly attributable to the sale of Coteau Lake property in 2011 and the mineral resource property acquisitions in 2012.

Financing Activities

Net cash provided by financing activities was $281, 125 in the nine months ended May 31, 2012 compared to $815,063 in the same period in 2011. Cash provided in 2012 was by a loan provided to the Company by the President, and by the sale of 250,000 units of Lexaria owned by the Company, to a third party and a private placement financing. In 2011, there was a large private placement that closed, thus giving the difference between 2012 and 2011.

Revenue comparisons for the Quarter ended May 31, 2012 compared to the quarter ended May 31, 2011

For the nine-month period ended May 31, 2012, the Company had $Nil in revenues compared to $Nil in revenues for the same nine-month period in the prior year. The Company has generated $406,462 in revenues from inception on November 24, 2004 to May 31, 2012.

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

As of May 31, 2012, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits

Exhibit	Description
Number

(i) Articles of Incorporation; and (ii) Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
10.1	Consulting agreement dated December 1, 2011 with Tom Ihrke
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification - CEO
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

*Incorporated by reference to same exhibit filed with the Company’s Registration Statement on Form SB-2 dated January 10, 2006.

Exhibit	Description
Number

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
10/07/2012

By: /s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
10/07/2012