Form 10-K
period 2012-08-31
Enertopia Corp.
filed 2012-11-29
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 000-51866

 ENERTOPIA CORP.

 (Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#950-1130 WEST PENDER STREET, VANCOUVER, BRITISH COLUMBIA, CANADA	V6E 4A4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	604-602-1633

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Yes  [X]           No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2012 was $1,081,884 based on a $0.06 closing price for the Common Stock on February 28, 2012. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

30,154,415 common shares as of November 28, 2012

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

On March 19, 2012, the Company’s Board has appointed Dr. John Thomas as Director and Mr. Tony Gilman and Dr. Stefan Kruse as Advisors of the Company. The Company has granted additional 450,000 stock options to Directors and Advisors of the Company. The exercise price of the stock options is $0.15, of which are 225,000 options vested immediately and 225,000 options vested on August 15, 2012. The options expire March 19, 2017.

On March 27, 2012, the Company granted 250,000 stock options to an Investor Relations company with an exercise price of $0.15, of which 125,000 vested immediately and 125,000 vested on June 27, 2012, all of which expire on March 27, 2017.

On April 10, 2012, the Company granted 25,000 stock options to a consultant of the Company with an exercise price of $0.15, which vested immediately and expire on April 10, 2017.

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

On July 27, 2012, the Company closed the first tranche of an offering memorandum placement of 600,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$30,000 or US$30,000. Each Warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant share for a period that is twelve months and one day to thirty-six months following closing. The Company’s President and CEO participated in the private placement for $10,000.00 and $5,000.00 dollars respectively. The Company issued 60,000 brokers warrants in connection with the private placement.

On July 30, 2012, the Company entered into a share purchase agreement (the “Agreement”) with the President of the Company, Robert McAllister. The Company agreed to sell Mr. Robert McAllister, and Robert McAllister has agreed to purchase from the Company, 249,893 shares of Lexaria Corp. at a purchase price of US$0.075 per share, for a total of US$18,741. As at August 31, 2012, the difference of the purchase price of $0.075 per share and the stock market price of $0.11 per share, in the amount of $8,746, has been recorded as stock based compensation.

On August 24, 2012, the Company closed the second tranche of an offering memorandum placement of 160,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$8,000 or US$8,000. Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant share for a period that is twelve months and one day to thirty-six months following closing. The Company’s President participated in the private placement for $4,000.00 dollars. The Company will issue 16,000 brokers warrants in connection with the private placement for broker commissions.

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

Management realized that the mineral exploration business did not present the best opportunity for our company to realize value for our shareholders at that time, and therefore investigated opportunities in the business of being a natural gas and oil exploration company. Accordingly, we abandoned our previous business plan and focused on the exploration and development of natural gas and oil properties.

On April 16, 2007, we acquired a 25% (net 15%) before payout (12.5% (net 7.5%)) after payout interest in Queensdale, Saskatchewan Project (known as the Queensdale Property) from 0743608 B.C. Ltd., a company controlled by a Director/CEO of our company, for a total cost of CAD$250,000 and 250,000 shares (post consolidation) of our common stock.

On November 30, 2007, we completed the acquisition of all the issued and outstanding common stock of Target Energy pursuant to a share exchange agreement dated October 15, 2007 among our company, as purchaser, and all of the shareholders of Target Energy, as vendors. In exchange for all of the issued and outstanding shares of Target Energy, we issued to the shareholders of Target Energy an aggregate of 6,905,000 shares (post consolidation) of our common stock. Through our acquisition of Target Energy we acquired an 8% gross interest before payout in the Queensdale, Queensdale West HZ 4A9-25/3A15-25-6-2 W2 well (known as the Queensdale West property). We also acquired a 3.75% net interest in two wells located in Wordsworth, Saskatchewan (known as the Wordsworth property), which had one well at the time of acquisition and eventually would see a second well drilled..

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

On June 11, 2008, we acquired two land parcels of 160 acres each in the Glen Park area of central Alberta, Canada. These 320 acres were believed to be prospective for reef development and the potential accumulation of oil deposits. We own the Petroleum and Natural Gas rights below the base of the Mannville GRP to basement as to 100%.

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

On October 9, 2009, we entered into a month to month management agreement with Mark Snyder, whereby Mark Snyder agreed to act as the Chief Technical Officer of the Company.

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

During the year ended August 31, 2010, our oil and gas properties became available for sale as the result of our company shifting its focus from non-renewable energy operations to a renewable energy operation. Pursuant to Accounting Standards Codification 360 “Accounting for the Impairment or Disposal of long-Lived Assets”, we reclassified the remaining oil and gas properties to be sold as assets held for sale and recorded at their recoverable amount on August 31, 2010. In the year ended August 31, 2011, we received a cash payment of $100,000 from the sale.

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement (“Option Agreement”) with the Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Option Agreement the Optionors have assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at August 31, 2012, the Company issued 500,000 shares at price of $0.15 per share and 150,000 shares at price of $0.10 per share to the Optionors and made aggregate cash payment of $106,863 (August 31, 2011-$72,045); the Company has expensed the exploration costs of $143,680 (August 31, 2011-$14,094).

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

On May 31, 2011, the Company settled the amount due to related parties into two promissory notes of $80,320 (CAD$84,655) and $90,000. Both promissory notes were unsecured, non-interest bearing and due on May 31, 2012 at an imputed interest rate of 12% per annum upon the settlement. On April 27, 2011, we entered into a debt settlement agreement with one of the holders, a company controlled by the Chairman/CEO of the Company, whereby the Company issued 360,000 common shares to the holder, and the holder agreed to accept the shares as full and final payment of the promissory note of $90,000. On the same day, we entered into a debt settlement agreement with a company controlled by the Chairman/CEO of our Company, whereby the holder agreed to forgive the repayment of debt for Nil consideration. In connection with the settlements and forgiveness of the above promissory notes, the Company recorded $79,997and $77,415 in additional paid in capital for the gain on settlement of debt, respectively.

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

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources with respect to an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 6,220 acres from Altar Resources which holds the mining claims directly and indirectly through federal mining claims and state mineral exploration leases; or, represented that it would hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at August 31, 2012, Enertopia made aggregate cash payments of $84,980 (August 31, 2011-$15,000) and issued 100,000 shares at price of $0.10 per share to Altar Resources; the Company has expensed the exploration costs of $31,423 (August 31, 2011-$Nil).

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

Pursuant to the terms of the agreement Global Solar is required to pay our proportionate interest in any after tax profits on a quarterly basis. Our management obtained an independent valuation dated February 5, 2010 in support of the value ascribed to the proposed equity interest in Global Solar. As at August 31, 2012, we have paid $103,500 and accrued $42,000 in US dollars and issued 500,000 restricted shares of our common stock, following which we have acquired 9.82% equity interest in Global Solar.

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

In November 2012, the Company had a valuation done on GSWPS by RwE Growth Partners Inc. As a result, the Company’s long-term investment in GSWPS has been written down to $68,500.

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

Copper Hills Project, New Mexico

On January 31, 2011, we entered into a letter of intent and paid US$7,500 deposit to the Optionor. On April 11, 2011, we signed a Mineral Purchase Option Agreement with Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”) respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, we are required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at August 31, 2012, total consideration including cash paid and common stock issued was $196,863; the Company has expensed the exploration costs of $143,680.

Mildred Peak Project, Arizona

On July 19, 2011, we entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, we signed a Mineral Purchase Option Agreement with Altar Resources respecting an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. Mining claims are in Arizona covering approximately 6,220 acres from Altar Resources who holds the mining claims directly, and indirectly through federal mining claims and state mineral exploration leases, or represents that it will hold such claims in good standing at the time of closing a definitive agreement. We are required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. On October 11, 2011, we made aggregate cash payments of $71,000 and issued 100,000 shares of common stock to Altar Resources. As at August 31, 2012, Enertopia made aggregate cash payments of $84,980 and issued 100,000 shares at price of $0.10 per share to Altar Resources; the Company has expensed the exploration costs of $31,423.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. There is significant uncertainty as to whether we can obtain additional financing.

Competition

There is strong competition relating to all aspects of the alternative energy sector. We will actively compete for capital, skilled personnel, energy retrofit and new alternative energy projects, and in all other aspects of its operations with a substantial number of other organizations, many of which have greater technical and financial resources than our company. Some of those organizations not only design and install alternative energy systems but also manufacture alternative energy products on a worldwide basis and as such have greater and more diverse resources on which to draw. We will actively compete for alternative energy projects and opportunities in the fields of Solar PV; Solar Thermal; Wind; Biomass; Energy Optimization and related sectors, and will constantly be facing competition by both smaller and larger companies in all geographical and industrial segments of the market.

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

Because we have generated only minimal revenue from our business and cannot anticipate when we will be able to generate meaningful revenue from our business, we will need to raise additional funds to conduct and grow our business. We do not currently have sufficient financial resources to fund the development of our business plan. We anticipate that we will need to raise further financing. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing security-holders. There is significant uncertainty as to whether we can obtain additional financing.

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

In connection with the acquisition of Target Energy, we acquired certain working interest in Coteau Lake, Saskatchewan.

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

On October 25, 2010, we disposed of the Coteau Lake interests for a cash consideration of $100,000 plus an additional potential payout which shall be based on a 10% profit interest on any and all productive wells drilled on the property up to $150,000. We did not take into consideration of the future potential payout as it cannot reasonably determinable as at August 31, 2012.

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

Effective September 1, 2009, we entered into an assignment agreement with Lexaria Corp. The assignment agreement dated August 28, 2009, provides for the purchase by our company of a revenue interest of 13.475% of a 32% share of Lexaria’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, we agreed to pay to Lexaria 19.25% of Lexaria’s costs currently budgeted at $311,621.44, subject to revision and 19.25% of Lexaria’s 32% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc. On May 31, 2010, this assigned interest was converted into common shares and warrants of Lexaria Corp, leaving our company with no direct interest in this well. As a result, we have 499,893 restricted common shares in the capital of Lexaria and 499,983 share purchase warrants which entitle our company to acquire 499,983 restricted common shares in the capital of Lexaria at a purchase price of US$0.20 per share for a period of two years. On January 6, 2012, the Company entered into a share purchase agreement (the “Agreement”) with a third party (“Purchaser”). The Company has agreed to sell to Purchaser, and Purchaser has agreed to purchase from the Company, 250,000 units of Lexaria Corp. at a purchase price of US$0.15 per unit, for a total of US$37,500, by the effective closing date of January 6, 2012. In addition, pursuant to the terms of the Agreement, Purchaser will have an option, at his sole discretion, to pay US$0.25 per unit or approximately US$62,500 to purchase the remaining 249,893 units on or before March 2, 2012. The Purchaser did not exercise the option to purchase the remaining 249,893 units. On July 30, 2012, the Company entered into a share purchase agreement (the “Agreement”) with the President of the Company, Robert McAllister. The Company agreed to sell Mr. Robert McAllister, and Robert McAllister has agreed to purchase from the Company, 249,893 shares of Lexaria Corp. at a purchase price of US$0.075 per share, for a total of US$18,741. As a result, as of August 31, 2012 we now own zero shares of Lexaria Corp.

Copper Hills Project, New Mexico

On January 31, 2011, we entered into a letter of intent and paid US$7,500 deposit to the Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, we signed a Mineral Purchase Option Agreement with Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, we are required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, we made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors. As at August 31, 2012, total consideration including cash paid and common stock issued was $196,863; the Company has expensed the exploration costs of $143,680.

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

Copper Hills is located on BLM land and as such mineral and surface rights are held by the BLM. Enertopia has acquired an option of 76 located mining claims. These claims are valid for one year and need to be renewed annually.

There are 76 federal located unpatented mining claims.

	BUREAU OF LAND MANAGEMENT			SOCORRO COUNTY, NEW MEXICO, RECORDATION
CLAIM NAME	SERIAL NO.	MC LOCATION	MC DATE RECEIVED	MC LOCATION	INSTRUMENT NO.	MAINTENANCE YEAR
						2012	2011

COPPER HILLS #1	NMMC169266	9/14/2000	27/10/2000		Book 503 Page 3660
WILDHORSE 1	NMMC190849	3/1/2011	22/04/2011	3/11/2011	201100729
WILDHORSE 2	NMMC190850	3/1/2011	22/04/2011	3/11/2011	201100730
WILDHORSE 3	NMMC190851	3/1/2011	22/04/2011	3/11/2011	201100731
WILDHORSE 4	NMMC190852	3/1/2011	22/04/2011	3/11/2011	201100732
WILDHORSE 5	NMMC190853	3/1/2011	22/04/2011	3/11/2011	201100733
WILDHORSE 6	NMMC190854	3/1/2011	22/04/2011	3/11/2011	201100734
WILDHORSE 7	NMMC190855	3/1/2011	22/04/2011	3/11/2011	201100735
WILDHORSE 8	NMMC190856	3/1/2011	22/04/2011	3/11/2011	201100736
WILDHORSE 9	NMMC190857	3/1/2011	22/04/2011	3/11/2011	201100737
WILDHORSE 10	NMMC190858	3/1/2011	22/04/2011	3/11/2011	201100738
WILDHORSE 11	NMMC190859	3/1/2011	22/04/2011	3/11/2011	201100739
WILDHORSE 12	NMMC190860	3/1/2011	22/04/2011	3/11/2011	201100740
WILDHORSE 13	NMMC190861	3/1/2011	22/04/2011	3/11/2011	201100741
WILDHORSE 14	NMMC190862	3/1/2011	22/04/2011	3/11/2011	201100742
WILDHORSE 15	NMMC190863	3/1/2011	22/04/2011	3/11/2011	201100743
TIMBERWOLF 16	NMMC190864	3/1/2011	22/04/2011	3/11/2011	201100744
TIMBERWOLF 17	NMMC190865	3/1/2011	22/04/2011	3/11/2011	201100745
TIMBERWOLF 18	NMMC190866	3/1/2011	22/04/2011	3/11/2011	201100746
TIMBERWOLF 19	NMMC190867	3/1/2011	22/04/2011	3/11/2011	201100747
TIMBERWOLF 20	NMMC190868	3/1/2011	22/04/2011	3/11/2011	201100748
WILDHORSE 21	NMMC190869	3/1/2011	22/04/2011	3/11/2011	201100749
WILDHORSE 22	NMMC190870	3/1/2011	22/04/2011	3/11/2011	201100750
WILDHORSE 23	NMMC190871	2/28/2011	22/04/2011	3/11/2011	201100751
WILDHORSE 24	NMMC190872	2/28/2011	22/04/2011	3/11/2011	201100752

TIMBERWOLF 25	NMMC190873	2/28/2011	22/04/2011	3/11/2011	201100753
TIMBERWOLF 26	NMMC190874	2/28/2011	22/04/2011	3/11/2011	201100754
TIMBERWOLF 27	NMMC190875	2/28/2011	22/04/2011	3/11/2011	201100755
TIMBERWOLF 28	NMMC190876	2/28/2011	22/04/2011	3/11/2011	201100756
TIMBERWOLF 29	NMMC190877	2/28/2011	22/04/2011	3/11/2011	201100757
WILDHORSE 30	NMMC190878	2/28/2011	22/04/2011	3/11/2011	201100758
WILDHORSE 31	NMMC190879	2/28/2011	22/04/2011	3/11/2011	201100759
WILDHORSE 32	NMMC190880	2/28/2011	22/04/2011	3/11/2011	201100760
WILDHORSE 33	NMMC190881	2/28/2011	22/04/2011	3/11/2011	201100761
WILDHORSE 34	NMMC190882	2/28/2011	22/04/2011	3/11/2011	201100762
WILDHORSE 35	NMMC190883	2/28/2011	22/04/2011	3/11/2011	201100763
WILDHORSE 36	NMMC190884	2/28/2011	22/04/2011	3/11/2011	201100764
WILDHORSE 37	NMMC190885	2/28/2011	22/04/2011	3/11/2011	201100765
WILDHORSE 38	NMMC190886	2/28/2011	22/04/2011	3/11/2011	201100766
WILDHORSE 39	NMMC190887	2/28/2011	22/04/2011	3/11/2011	201100767
WILDHORSE 40	NMMC190888	2/28/2011	22/04/2011	3/11/2011	201100768
WILDHORSE 41	NMMC190889	2/28/2011	22/04/2011	3/11/2011	201100769
WILDHORSE 42	NMMC190890	2/28/2011	22/04/2011	3/11/2011	201100770
WILDHORSE 43	NMMC190891	2/28/2011	22/04/2011	3/11/2011	201100771
WILDHORSE 44	NMMC190892	2/28/2011	22/04/2011	3/11/2011	201100772
WILDHORSE 45	NMMC190893	2/28/2011	22/04/2011	3/11/2011	201100773
WILDHORSE 46	NMMC190894	2/28/2011	22/04/2011	3/11/2011	201100774
WILDHORSE 47	NMMC190895	2/28/2011	22/04/2011	3/11/2011	201100775
WILDHORSE 48	NMMC190896	2/28/2011	22/04/2011	3/11/2011	201100776
WILDHORSE 49	NMMC190897	2/28/2011	22/04/2011	3/11/2011	201100777
WILDHORSE 50	NMMC190898	2/28/2011	22/04/2011	3/11/2011	201100778
WILDHORSE 51	NMMC190899	2/28/2011	22/04/2011	3/11/2011	201100779
WILDHORSE 52	NMMC190900	2/28/2011	22/04/2011	3/11/2011	201100780
WILDHORSE 53	NMMC190901	2/28/2011	22/04/2011	3/11/2011	201100781
WILDHORSE 54	NMMC190902	2/28/2011	22/04/2011	3/11/2011	201100782
WILDHORSE 55	NMMC190903	2/28/2011	22/04/2011	3/11/2011	201100783
WILDHORSE 56	NMMC191754	9/22/2011	06/12/2011	10/21/2011	201102627
WILDHORSE 57	NMMC191755	9/22/2011	06/12/2011	10/21/2011	201102628
WILDHORSE 58	NMMC191756	9/22/2011	06/12/2011	10/21/2011	201102629
WILDHORSE 59	NMMC191757	9/22/2011	06/12/2011	10/21/2011	201102630
WILDHORSE 60	NMMC191758	9/22/2011	06/12/2011	10/21/2011	201102631
WILDHORSE 61	NMMC191759	9/22/2011	06/12/2011	10/21/2011	201102632
WILDHORSE 62	NMMC191760	9/22/2011	06/12/2011	10/21/2011	201102633
WILDHORSE 63	NMMC191761	9/22/2011	06/12/2011	10/21/2011	201102634
WILDHORSE 64	NMMC191762	9/22/2011	06/12/2011	10/21/2011	201102635
WILDHORSE 65	NMMC191763	9/22/2011	06/12/2011	10/21/2011	201102636
WILDHORSE 66	NMMC191764	9/22/2011	06/12/2011	10/21/2011	201102637
WILDHORSE 67	NMMC191765	9/22/2011	06/12/2011	10/21/2011	201102638

WILDHORSE 68	NMMC191766	9/22/2011	06/12/2011	10/21/2011	201102639
WILDHORSE 69	NMMC191767	9/22/2011	06/12/2011	10/21/2011	201102640
WILDHORSE 70	NMMC191768	9/22/2011	06/12/2011	10/21/2011	201102641
WILDHORSE 71	NMMC191769	9/22/2011	06/12/2011	10/21/2011	201102642
WILDHORSE 72	NMMC191770	9/22/2011	06/12/2011	10/21/2011	201102643
WILDHORSE 73	NMMC191771	9/22/2011	06/12/2011	10/21/2011	201102644
WILDHORSE 74	NMMC191772	9/22/2011	06/12/2011	10/21/2011	201102645
WILDHORSE 75	NMMC191773	9/22/2011	06/12/2011	10/21/2011	201102646

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

Exploration costs incurred by Enertopia to date ~ $140,000

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
Wildhorse 9
Wildhorse 8
Wildhorse 7
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
Santa Fe
Albuquerque
Gallup
Magdalena
Socorro
Roswell
Carlsbad
Deming
Silver City
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

Mildred Peak Project, Arizona

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources with respect to an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 7,148 acres from Altar Resources which holds the mining claims directly and indirectly through federal mining claims and state mineral exploration leases; or, represented that it would hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at August 31, 2012, Enertopia made aggregate cash payments of $84,980 and issued 100,000 shares at price of $0.10 per share to Altar Resources; the Company has expensed the exploration costs of $31,423.

The Optionor hereby grants to the Company the sole and exclusive right and option to acquire up to an undivided 100% right, title and interest in and to the Property, free and clear of all charges, encumbrances, claims, liabilities and adverse interests of any nature or kind, except for the Royalty. The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the following schedule:

i.	paying the Optionor $15,000 on signing the letter of intent (paid), and

ii.

paying the Optionor $56,000 on the execution of this Agreement and issuing to the Optionor 100,000 common shares in the capital stock of the Optionee as soon as practicable following the execution of this Agreement (paid), and

iii.	paying the Optionor $40,000 and issuing to the Optionor 100,000 shares in the capital stock of the Optionee on or before the first anniversary of this Agreement, and

iv.	paying the Optionor $70,000 and issuing to the 200,000 shares in the capital stock of the Optionee on or before the second anniversary of the Agreement, and

v.	paying the Optionor $100,000 and issuing to the Optionor 300,000 shares in the capital stock of the Optionee on or before the third anniversary of the Agreement, and

vi.	paying the Optionor $200,000 and issuing to the Optionor 300,000 shares in the capital stock of the Optionee on or before the fourth anniversary of the Agreement, and

vii.	paying the Optionor $400,000 on or before the fifth anniversary of the Agreement, and

Mildred Peak is located on BLM land and State lands as such mineral and surface rights are held by the BLM and Arizona State. Enertopia has acquired an option of 57 located mining claims.

There are 57 federal located unpatented mining claims.

BLM Federal Claim #	Claim Name
AMC412236	BAB 1
AMC412237	BAB 2
AMC412238	BAB 3
AMC412239	BAB 4
AMC412240	BAB 5
AMC412241	BAB 6
AMC412242	BAB 7
AMC412243	BAB 8
AMC412244	BAB 9
AMC412245	BAB 10
AMC412246	BAB 11
AMC412247	BAB 12
AMC412248	BAB 13
AMC412248	BAB 14
AMC412250	BAB 16
AMC412251	BAB 17
AMC412252	BAB 18
AMC412253	BAB 19
AMC412254	BAB 20
AMC412255	BAB 21
AMC412256	BAB 22
AMC412257	BAB 23
AMC412258	BAB 24
AMC412259	BAB 25
AMC412260	BAB 26
AMC412261	BAB 27
AMC412262	BAB 28
AMC412263	BAB 29
AMC412264	BAB 30
AMC412265	BAB 31
AMC412266	BAB 32
AMC412267	BAB 33
AMC412268	BAB 34
AMC412272	3P 1
AMC412273	3P 2
AMC412274	3P 3
AMC412275	3P 4
AMC412276	3P 5
AMC412277	3P 6
AMC412278	3P 7
AMC412279	3P 8
AMC412280	3P 9
AMC412281	3P 10

AMC412282	3P 11
AMC412283	3P 12
AMC412284	3P 13
AMC412285	3P 14
AMC412286	3P 15
AMC412287	3P 16
AMC412288	3P 18
AMC412289	3P 19
AMC412290	3P 20
AMC412291	3P 21
AMC412292	3P 22
AMC412293	3P 23
AMC412294	3P 24
AMC412295	3P 25

There are 12 State mineral exploration permits.

Pima County, Arizona Instrument Number
08-115833
08-115847
08-115848
08-115849
08-115850
08-115851
08-115852
08-115853
08-115854
08-115855
08-115856
08-115846

These mining claims and mining permits are valid for one year and need to be renewed annually at the rate of $140 per BLM mining claim on or before August 31st and $500 per Arizona State exploration mining permit on or before the anniversary payment date. The State of Arizona also has a yearly per acre exploration fee of $10 per acre in years one and two and $20 per acre in years 3-5.

The Mildred Peak Property is located in the Baboquivari Mountains of southern Arizona, approximately 65 miles southwest of Tucson, AZ and 15 miles (23 km) north of the USA/Mexico border. The Mildred Peak Property comprises approximately 7,148 acres and consists of 12 state mineral exploration permits 6,015 acres and 57 federal mining claims 1,133 acres.

The Company also has a right of first refusal (ROFR) on an additional two state mineral exploration permits and three federal mining claims covering approximately 1,240 acres.

The Mildred Peak area was historically the site of two gold mines; the Gold Bullion and Jupiter mines which are situated inside the ROFR lands, as well as the numerous smaller mines, including the Iowana mine. Subsequent drilling, sampling and trenching by numerous companies revealed the potential for the property to host a gold deposit(s). Previous exploration by others resulted in the discovery of up to 67.43 grams gold per tonne (g Au/t) at or near the south zone and 40.65 g Au/t at or near the north zone from surface rock samples.

Mildred Peak is situated in the Baboquivari Mountains region contains sedimentary, volcanic and intrusiverocks that were originally part of a Jurassic continental magmatic arc (Lajack, 1994).These rocks were then subjected to a Late Cretaceous and early Tertiary episode of metamorphism and thrusting (Haxel et al., 1980). The Mildred Peak area, along the most of the Baboquivari Mountains make up the lower plate of the Baboquivari thrust.

The northern and southern portion of the Mildred Peak prospect is underlain by a northeast-striking, altered early Jurassic metaconglomerate unit. Immediately south of the Shaffer Canyon fault, which trends northeast, the Jurassic metaconglomerate is overlain by metasiltstone and argillite, which in turn is overlain by Jurassic volcanic rocks (Somerville, 2002). All units were hydrothermally altered and intruded by prominent rhyolite dikes in the mid-Tertiary.

Previous work conducted at or near the Mildred Peak Property indicates that mineralization is dominantly hosted within a thick, shallow dipping Jurassic metaconglomerate unit throughout the property. To a lesser extent, mineralization has also been recognized in mid-Tertiary felsic bodies that intruded the metaconglomerate unit. The style of mineralization reported to date indicates that potential exists for epithermal Bonanza type vein hosted high grade precious metal deposits as well as more disseminated fine grained lower grade Carlin type precious metal deposits (Berger and Bethke, eds., 1985). The presence of lower grade gold occurrences associated within quartz veins in the argillite-greenstone unit near Mildred Peak also indicate that there is also potential for shear hosted mesothermal gold deposits.

The gold mineralization at the Mildred Peak Property is found within two diverse geologic settings. First, around Jupiter Canyon-Weaver Canyon in the northern region and the Arroyo del Puente area in the southern region of the prospect area, extensive silicification and pyritization affected Early Jurassic metaconglomerate and intrusive porphyry (Lajack, 1994). Anomalous amounts of gold are found throughout the silicified area and most significantly within the metaconglomerates. These are the rocks that have produced the majority of gold in the past and have been the subject of exploration more recently. The cross-cutting (approximately E-W striking) mid-Tertiary dikes and quartz veins are associated with the highest concentrations of gold, including the Gold Bullion and Jupiter mines. Mineralization of silicified areas occurred during the mid- Tertiary and may be associated with (1) rhyolite intrusion, (2) remobilization of early Jurassic stratabound epigenetic mineralization, or (3) remobilization of early Jurassic syngenetic, stratabound mineralization (Lajack, 1994). This precious metal mineralization is most likely the results of high level hydrothermal processes.

The relatively limited amount of reconnaissance sampling/exploration demonstrates that numerous bedrock sources for gold mineralization exist within the Mildred Peak Property and verifies the findings of others. Based on the positive results to date, the character of the property is of sufficient merit to justify further exploration.

Exploration should include (but not be limited to) an aggressive staged exploration program.

The exploration program would be funded through equity financing or a joint venture. The proposed work is dependant whether on the type of financing or joint venture that the company completes.

The required permits include BLM notice level application for an area of disturbance estimated to be less than 5 acres. Location map of drill locations and road or routes for vehicle traffic. The State of Arizona also requires a minimal impact exploration permit application to be filed at the same time as the BLM notice level application is filed.

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

On November 20, 2012, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.06. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

As of November 20, 2012, there were 141 holders of record of our common stock. As of November 20, 2012 30,154,415 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

On October 11, 2011, the Company issued 100,000 common shares in connection with Altar Resources, Mildred Peak property for an amount of $10,000 at a price of $0.10.

On March 30, 2012, the Company issued 150,000 common shares to Wildhorse Copper Inc. in connection to the Copper Hills property for an amount of $15,000 at a price of $0.10.

On April 10, 2012, the Company issued 93,750 common shares in connection with the settlement of debt of $9,375 at a price of $0.10 per common share pursuant to a consulting agreement.

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

On July 27, 2012, the Company closed the first tranche of an offering memorandum placement of 600,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$30,000 or US$30,000. Each Warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant share for a period that is twelve months and one day to thirty-six months following closing. The Company’s President and CEO participated in the private placement for $10,000.00 and $5,000.00 dollars respectively. The Company issued 60,000 brokers warrants in connection with the private placement.

On August 24, 2012, the Company closed the second tranche of an offering memorandum placement of 160,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$8,000 or US$8,000. Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant share for a period that is twelve months and one day to thirty-six months following closing. The Company’s President participated in the private placement for $4,000.00 dollars respectively. The Company will issue 16,000 brokers warrants in connection with the private placement for broker commissions.

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

This Plan shall be administered by our board. Subject to the provisions of this Plan, our board shall have the authority: to determine the Eligible Persons to whom Options are granted, to grant such Options, and to determine any terms and conditions, limitations and restrictions in respect of any particular Option grant, including but not limited to the nature and duration of the restrictions, if any, to be imposed upon the acquisition, sale or other disposition of shares of common stock acquired upon exercise of the Option, and the nature of the events and the duration of the period, if any, in which any Participant’s rights in respect of an Option or shares of common stock acquired upon exercise of an Option may be forfeited; to interpret the terms of this Plan, to make all such determinations and take all such other actions in connection with the implementation, operation and administration of this Plan, and to adopt, amend and rescind such administrative guidelines and other rules and regulations relating to this Plan, as it shall from time to time deem advisable, including without limitation for the purpose of ensuring compliance with Section legislation hereof. Our board’s interpretations, determinations, guidelines, rules and regulations shall be conclusive and binding upon our company, Eligible Persons, Participants and all other persons.

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

As at the date of the annual report, there was nil stock options exercised

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
2011Stock Option Plan approved by security holders	4,185,000	$0.15	535,348
Total	4,185,000	$0.15	535348

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2012.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for our Years Ended August 31, 2012 and 2011

Our net loss and comprehensive loss for our year ended August 31, 2012, for our year ended August 31, 2011 and the changes between those periods for the respective items are summarized as follows:

				Change Between
				Year Ended
		Year Ended	Year Ended	August 31, 2012
		August 31,	August 31,	and Year Ended
		2012	2011	August 31, 2011
		$	$	$
Revenue	$	Nil	$20,512	$(20,512)
Other (income)expenses		226,856	(626,508)	853,365
General and administrative		782,568	797,654	(15,086)
Interest expense		5,120	23,635	(18,515)

			Change Between
			Year Ended
	Year Ended	Year Ended	August 31, 2012
	August 31,	August 31,	and Year Ended
	2012	2011	August 31, 2011
	$	$	$
Write down in long-term investment	$197,910	Nil	Nil
Consulting fees	299,519	511,598	(212,079)
Professional Fees	63,572	94,557	(30,985)
Net Income (loss)	(1,009,735)	(165,405)	844,330

Revenue

We have earned minimal amounts of revenue since inception. The revenues for our year ended August 31, 2011 were from clean energy consulting.

Other Income

The decrease in other income for our year ended August 31, 2012, was from the impairment on GSWPS investment, the loss on marketable securities held for sale and revaluation of warrants liability as compared to the gain of $626,508 in the year ended August 31, 2011.

General and Administrative

The decrease in our general and administrative expenses for our year ended August 31, 2012 was due to decreased consulting which was largely due to the stock based compensation, advertising and promotion, and professional fees, and the increase of mineral exploration costs.

Professional Fees

There was a decrease in accounting, audit and legal fees for our year ended August 31, 2012 compared to the year earlier period. During the year ended August 31, 2011 costs were higher due to adaption of a new stock option plan and a Form S-8 listing with the US Securities Exchange Commission.

Interest Expense

The decrease in interest expense for our year ended August 31, 2012 was due to a decrease of loans during the current year compared to prior year.

Write Down on Long-Term Investment

For the year ended August 31, 2012, the Company had a write down of its interest in GSWPS by $197,910.

Consulting Fees

There is a decrease in consulting fees for the year ended August 31, 2012 compared to August 31, 2011 by $212,079 due to the stock based compensation recorded in 2011 was $254,443 compared to $66,951 in 2012.

Oil and Gas Operating Expenses

There were no oil and gas sales for the year ended August 31, 2012 and 2011.

Liquidity and Financial Condition

Working Capital	At	At
	August 31,	August 31,
	2012	2011
Current assets	$88,647	$720,570
Current liabilities	364,623	88,689
Working capital (deficit)	$(275,976)	$631,881

Cash Flows	Year Ended
	August 31,	August 31
	2012	2011
Cash flows (used in) operating activities	$(419,904)	(537,372)
Cash flows (used in) investing activities	(48,557)	(29,045)
Cash flows provided by financing activities	291,001	795,063
Net increase (decrease) in cash during year	$(249,460)	228,646

Operating Activities

Net cash used in operating activities was $419,904 for our year ended August 31, 2012 compared with cash used in operating activities of $537,372 in 2011. The decrease in net cash used in operating activities is due to our company increase in accounts payable and amounts due to related parties, compared to August 31, 2011.

Investing Activities

Net cash used in investing activities was $48,557 for our year ended August 31, 2012 compared to net cash used in investing activities of $29,045 in the same period in 2011. The increase in funds used was for investing activities was for the in the option agreements with Wildhorse Copper Inc. and Altar Resources.

Financing Activities

Net cash provided by financing activities was $291,001 for our year ended August 31, 2012 compared to $795,063 in the same period in 2011. This decrease is primarily attributed to a decrease in the amounts of capital raised via private placements.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have a net loss of $1,009,735 for the year ended August 31, 2012 [2011 – net loss of 165,405] and at August 31, 2012 had a deficit accumulated during the exploration stage of $5,393,754 [2011 – $4,384,019]. We generated revenue of $nil for the year ended August 31, 2012 [2011 - $20,512]. We have working capital deficit of $275,976 as at August 31, 2012 [2011 - $631,881]. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enertopia Corp.
(A development stage company)

We have audited the consolidated balance sheets of Enertopia Corp. (the “Company”) (a development stage company, formerly Golden Aria Corp.) as at August 31, 2012 and 2011 and the related consolidated statements of stockholders’ equity, operations and cash flow for the years then ended and the period from November 24, 2004 (inception) to August 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended August 31, 2010, and the cumulative data from November 24, 2004 (inception) to August 31, 2010 in the statements of stockholders’ equity, operations and cash flows, which were audited by other auditors whose report, dated November 25, 2010 which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from November 24, 2004 (inception) to August 31, 2010, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended and the period from November 24, 2004 (inception) to August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
November 28, 2012	Chartered Accountants

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

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31	August 31
	2012	2011
ASSETS

Current
Cash and cash equivalents	$13,692	$263,152
Owned securities (Note 4)	7,500	375,910
Accounts receivable	56,724	37,243
Prepaid expenses and deposit	10,731	44,265
Total current assets	88,647	720,570

Non-Current
Long term investments - Pro Eco & GSWPS (Note 5)	100,697	261,431
Deferred charges	-	29,038
Mineral Property (Note 6)	291,843	162,045
Total Assets	$481,187	$1,173,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$126,770	$14,881
Short Term Loan- related party (Note 7)	50,045	-
Due to related parties (Note 8)	187,808	73,808
Total Current Liabilities	364,623	88,689

Promissory notes - related party	-	-
Warrants Liability (Note 10)	9,789	300,792
	374,412	389,481
STOCKHOLDERS’ EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 27,827,615 common shares at August 31, 2012 and August 31,2011:24,643,685	27,828	24,644

Additional paid-in capital	5,472,701	5,142,978
Deficit accumulated during the exploration stage	(5,393,754)	(4,384,019)
Total Stockholders’ Equity	106,775	783,603
Total Liabilities and Stockholders’ Equity	$481,187	$1,173,084

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE PERIOD
			FROM INCEPTION
			NOVEMBER 24, 2004
	YEAR ENDED		TO
	August 31	August 31	August 31
	2012	2011	2012
Revenue
Non-renewal energy - natural gas and oil revenue	$-	$-	$374,342
Renewable energy - service revenue	-	20,512	32,119

	-	20,512	406,461
Cost of revenue
Non-renewable energy:
Natural gas and oil operating costs and royalties	-	-	141,197
Depletion	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	293,436
Renewable energy	310	14,771	48,050

	310	14,771	781,172

Gross Profit	(310)	5,741	(374,711)

Expenses
Accounting and audit	44,488	46,378	329,333
Sales & Marketing	-	846	846
Advertising & Promotions	12,052	40,627	75,057
Bank charges and interest expense	5,120	23,635	59,360
Consulting	299,519	511,598	1,593,770
Mineral exploration costs	175,103	14,094	507,489
Fees and dues	31,594	31,866	125,796
Insurance	21,543	15,045	60,115
Investor relations	87,759	10,050	123,814
Legal and professional	19,084	48,179	220,989
Office and miscellaneous	17,880	7,210	64,535
Rent	16,047	14,960	83,140
Telephone	5,460	3,783	17,580
Training & Conferences	5,238	-	15,486
Travel	41,681	29,383	107,343

Total expenses	782,568	797,654	3,384,653

(Loss) for the period before other items	(782,878)	(791,913)	(3,759,364)

Other income (expense)
Interest income	-	-	9,433
Impairment on long term investments	(197,910)	-	(197,910)
Others	(2,958)	-	22,775
Equity interest pick up	(4,824)	(1,555)	(16,894)
Gain on owned securities	(312,168)	32,836	(279,332)
Gain on disposition of oil and gas interests	-	-	522,976
Revaluation of warrants liability	291,003	595,227	886,230
Write down of oil and gas properties		-	(3,344,372)

Income (loss) before income taxes	(1,009,735)	(165,405)	(6,156,458)

Income tax recovery - deferred	-	-	762,704

Net loss and comrehensive loss for the period	$(1,009,735)	$(165,405)	$(5,393,754)

Basic and diluted income (loss) per share	$(0.04)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	25,688,882	19,893,489

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (A Development Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY NOVEMBER 24, 2004 (inception) TO August 31, 2012 (Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	-	$-	$-	-	$-	$-

Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350

Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750

Stock to be issued	125,000	-	37,375	125	-	37,500

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917

Stock issued on September 29, 2005	-	125	-	(125)	-	-

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826

Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236			163,329

Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000

Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000

Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000

Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405

Comprehensive income (loss):
(Loss) for the year	$-	$-	$-	$-	(607,397)	(607,397)

Balance, August 31, 2007	7,747,740	7,748	1,264,586	-	$(975,171)	$297,163

Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100

Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139

Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257

Comprehensive income (loss):
(Loss) for the year	$-	$-	$-	$-	$(372,535)	$(372,535)

Balance, August 31, 2008	14,652,740	14,653	4,269,177	-	$(1,347,706)	$2,936,124

Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410

Stock-based compensation	-	-	35,780	-	-	35,780

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233

Balance, August 31, 2009	$14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547

Imputed interest for non-interest bearing loan			2,442			2,442

Stock-based compensation			78,858			78,858

Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500			125,000

Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068			83,625

Gain on settlement of the amount due to related parties			34,542			34,542

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)

Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	(4,218,614)	429,873

Debt settlement on November 22, 2010	62,500	63	9,313			9,376

Debt settlement on November 19, 2010	100,000	100	14,900			15,000

Stock-based compensation			254,443			254,443

Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264	-		893,993

Share Issuance costs			(96,490)			(96,490)

Warrants issued on March 3, 2011			(848,459)			(848,459)

Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000			-

Debt settlement on March 16, 2011	78,125	78	12,422			12,500

Debt settlement on April 27, 2011	360,000	360	157,412			157,772

Debt settlement on April 27, 2011	100,000	100	45,900			46,000

Shares issued Wildhorse on April 11, 2011	500,000	500	74,500			75,000

Share issuance correction on Jun 4, 2011	4,000	4	(4)			-

Comprehensive income (loss):
(Loss) for the year					(165,405)	(165,405)

Balance, August 31, 2011	$24,643,865	$24,644	$5,142,978	$-	(4,384,019)	$783,603

Stock-based compensation			66,953			66,953

Shares issued Altar on October 11, 2011	100,000	100	9,900			10,000

Shares issued Wildhorse on March 30, 2012	150,000	150	14,850			15,000

Shares issued Tom Ihrke on April 10, 2012	93,750	94	9,281			9,375

Shares subscription for cash on April 13, 2012	2,080,000	2,080	191,499			193,579

Shares subscription for cash on July 27, 2012	600,000	600	29,400			30,000

Shares subscription for cash on August 24, 2012	160,000	160	7,840			8,000

Comprehensive income (loss):
(Loss) for the year					(1,009,735)	(1,009,735)

Balance, August 31, 2012	$27,827,615	$27,828	$5,472,701	$-	(5,393,754)	$106,775

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	YEAR ENDED		TO
	August 31,	August 31	August 31,
	2012	2011	2012
Cash flows used in operating activities
Net Income (loss)	$(1,009,735)	$(165,405)	$(5,393,754)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	66,953	281,638	657,250
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,436
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	-	-	3,344,372
Gain on disposition of oil and gas properties	-	-	(522,976)
Fair value of warrants liabilities	(291,003)	(595,227)	(886,230)
Gain on owned securities	312,168	(32,836)	279,332
Equity pick-up	4,824	1,555	16,894
Impairment on long term investments	197,910		197,910
Imputed interest	-	17,928	17,396
Accrued loan interest	-	-	17,928
Income tax recovery	-	-	(762,704)
Other non-cash activities	2,958	-	30,153
Change in non-cash working capital items:
Accounts receivable	(22,439)	(20,340)	(48,975)
Prepaid expenses and deposit	33,534	(40,074)	13,553
Deferred charges	29,038	(29,038)	-
Accounts payable and accrued liabilities	111,888	(2,472)	108,531
Due to related parties	72,000	46,899	163,137
Net cash (used in) operating activities	(491,904)	(537,372)	(2,138,758)

Cash flows from (used in) investing activities
Proceeds from sale of marketable securities	56,241	-	56,241
Oil and gas properties acquisition and divestment	-	-	(345,180)
Proceeds from sale of oil and gas interests	-	100,000	521,545
Mineral resource properties acquisition	(104,798)	(87,045)	(191,843)
Investment in GSWPS	-	(42,000)	(103,500)
Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028
Net cash from (used in) investing activities	(48,557)	(29,045)	93,291

Cash flows from financing activities
Promissory notes - related party	50,045	(50,000)	50,045
Net proceeds from subscriptions received	240,956	845,063	2,009,114
Net cash from financing activities	291,001	795,063	2,059,159

Increase (Decrease) in cash and cash equivalents	(249,460)	228,646	13,692
Cash and cash equivalents, beginning of period	263,152	34,506	-
Cash and cash equivalents, end of period	$13,692	$263,152	$13,692

Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2012
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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $1,009,735 for the year ended August 31, 2012 [net loss $165,405 for the year ended August 31, 2011] and as at August 31, 2012 has incurred cumulative losses of $5,393,754 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2012 and 2011, cash and cash equivalents consist of cash only.

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

The Company has adopted ASC 740, “Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The management of the Company had estimated the asset retirement obligation to be immaterial and therefore was not reflected on the financial statements as of August 31, 2012 and 2011.

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

The Company places its cash and cash equivalent with high credit quality financial institution. As of August 31, 2012, the Company had $0 in a bank beyond insured limit (August 31, 2011: approximately $175,000).

p)	New Accounting Pronouncements

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

On January 6, 2012, the Company entered into a share purchase agreement (the “Agreement”) with a third party (“Purchaser”). The Company has agreed to sell to Purchaser, and Purchaser has agreed to purchase from the Company, 250,000 units of Lexaria Corp. at a purchase price of $0.15 per unit, for a total of $37,500, by the effective closing date of January 6, 2012. In addition, pursuant to the terms of the Agreement, Purchaser will have an option, at his sole discretion, to pay $0.25 per unit or approximately $62,500 to purchase the remaining 249,893 units on or before March 2, 2012. The Purchaser did not exercise the option to purchase the remaining 249,893 units.

On July 30, 2012, the Company entered into a share purchase agreement (the “Agreement”) with the President of the Company, Robert McAllister. The Company agreed to sell Mr. Robert McAllister, and Robert McAllister has agreed to purchase from the Company, 249,893 shares of Lexaria Corp. at a purchase price of $0.075 per share, for a total of $18,741. The difference of the purchase price of $0.075 per share and the stock market price of $0.11 per share, in the amount of $8,746, has been recorded as stock based compensation.

As at August 31, 2012, owned securities consists of 375,000 common shares of Cheetah Oil & Gas Ltd.

The fair values of the common shares of Cheetah Oil & Gas Ltd. were $0.02 per share.

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

During the year ended August 31, 2012, the Company recorded an equity loss of $4,824 (August 31, 2011 – equity loss of $2,304), which resulted in a net investment of $32,197 (August 31, 2011 - $37,021).

Global Solar Water Power Systems Inc.

On August 31, 2012, the Company has purchased 9.82% (August 31, 2011 – 8.14%) investment in Global Solar Water Power Systems Inc. (“GSWPS”). This was made by a cash/accrued contribution of $145,500 and an issuance of 500,000 shares of the Company at $0.25 per share for a combined value of $270,500. GSWPS is owned by an executive officer of the Company.

During the year ended August 31, 2012, the Company increased the investment in GSWPS by $42,000. As at August 31, 2012, based on the management’s assessment of GSWPS’s current operations, the management determined that there was an other than temporary decline in the fair value of the Company’s long-term investment in GSWPS and $197,910 has been written off which resulted in a net investment of $68,500 (August 31, 2011 - $224,410).

6.	MINERAL PROPERTY

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement (“Option Agreement”) with the Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Option Agreement the Optionors have assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at August 31, 2012, the Company issued 500,000 shares at price of $0.15 per share and 150,000 shares at price of $0.10 per share to the Optionors and made aggregate cash payment of $106,863 (August 31, 2011-$72,045); the Company has expensed the exploration costs of $143,680 (August 31, 2011-$14,094).

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources with respect to an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 7,148 acres from Altar Resources which holds the mining claims directly and indirectly through federal mining claims and state mineral exploration leases; or, represented that it would hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at August 31, 2012, Enertopia made aggregate cash payments of $84,980 (August 31, 2011-$15,000) and issued 100,000 shares at price of $0.10 per share to Altar Resources; the Company has expensed the exploration costs of $31,423 (August 31, 2011-$Nil).

7.	SHORT TERM LOAN

On February 9, 2012, the Company signed a Loan Agreement with Robert McAllister, director of the Company to borrow $50,000 (CAD$50,000). The loan is unsecured, was due on May 9, 2012 at an interest rate of 10% per annum and is now on a month to month term.

8.	RELATED PARTIES TRANSACTION

For the year ended August 31, 2012, the Company was party to the following related party transactions:

Paid /accrued $60,000 (August 31, 2011: $60,000) to the President of the Company in consulting fees.

Paid/accrued $60,000 (August 31, 2011: $60,000) of consulting fees to a company controlled by a Director/CEO of the Company.

Paid $65,543 (August 31, 2011: $59,643) in consulting fees to a company controlled by the CFO of the Company.

Paid /accrued $12,000 (August 31, 2011: $12,000) in consulting fee to the CTO of the Company.

Paid / accrued $9,375 (August 31, 2011: $37,500) in consulting fee to the Senior VP, Business Development.

Included in accounts payable, $27,991 was payable to the President and a company controlled by a Director/CEO of the Company.

See Notes 5, 7,9 and 11.

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

On July 27, 2012, the Company closed the first tranche of an offering memorandum placement of 600,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$30,000 or US$30,000. Each Warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant share for a period that is twelve months and one day to thirty-six months following closing. The Company’s President and CEO participated in the private placement for $10,000.00 and $5,000.00 dollars respectively. The Company issued 60,000 brokers warrants in connection with the private placement.

On August 24, 2012, the Company closed the second tranche of an offering memorandum placement of 160,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$8,000 or US$8,000. Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant share for a period that is twelve months and one day to thirty-six months following closing. The Company’s President participated in the private placement for $4,000.00 dollars respectively. The Company will issue 16,000 brokers warrants in connection with the private placement for broker commissions.

As at August 31, 2012, the Company had 27,827,615 shares issued and outstanding.

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

On November 15, 2011, the Company granted 40,000 stock options to a consultant with an exercise price of $0.10, which vested immediately and expire on November 15, 2016 (cancelled during the year ended August 31, 2012).

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

On April 10, 2012, the Company granted 25,000 stock options to a consultant of the Company with an exercise price of $0.15, which vested immediately and expire on April 10, 2017.

For the year ended August 31, 2012, the Company recorded $32,581 (August 31, 2011 – $254,443) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the years ended August 31, 2012 and 2011 are presented below:

	Options Outstanding
	Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2011	3,260,000	$0.15
Granted	965,000	$0.15
Cancelled	(40,000)	$0.10
Balance, August 31, 2012	4,185,000	$0.15

	Options Outstanding
	Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2010	1,790,000	$0.14
Granted	1,110,000	$0.15
Granted	150,000	$0.15
Granted	150,000	$0.18
Granted	300,000	$0.15
Cancelled	(240,000)	$0.20
Balance, August 31, 2011	3,260,000	$0.15

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Period ended August 31, 2012
Expected volatility	134.43%-142.22%
Risk-free interest rate	1.32%-1.46%
Expected life	5.00 years
Dividend yield	0.00%
Weighted average fair value of the options	$0.06

Year ended August 31, 2011
Expected volatility	142.56 – 160.89%
Risk-free interest rate	1.49-2.71%
Expected life	2.00-5.00 years
Dividend yield	0.00%
Weighted average fair value of the options	$0.18

The Company has the following options outstanding and exercisable.

August 31, 2012	Options outstanding			Options exercisable
Exercise prices	Number of shares	Remaining contractual life	Exercise Price	Number of shares exercisable	Exercise Price
$0.10	500,000	2.14 years	$0.10	500,000	$0.10
$0.10	650,000	2.33 years	$0.10	650,000	$0.10
$0.15	910,000	3.46 years	$0.15	910,000	$0.15
$0.15	150,000	3.53 years	$0.15	150,000	$0.15
$0.15	200,000	4.09 years	$0.15	100,000	$0.15
$0.15	450,000	4.55 years	$0.15	225,000	$0.15
$0.15	250,000	4.57 years	$0.15	125,000	$0.15
$0.15	25,000	4.61 years	$0.15	25,000	$0.15
$0.18	150,000	3.54 years	$0.18	150,000	$0.18
$0.20	350,000	0.29 years	$0.20	350,000	$0.20
$0.20	150,000	2.98 years	$0.20	150,000	$0.20
$0.20	100,000	3.19 years	$0.20	100,000	$0.20
$0.25	300,000	3.76 years	$0.15	300,000	$0.15
	4,185,000	3.10 years	$0.15	3,775,000	$0.15

August 31 2011	Options outstanding			Options exercisable
Exercise prices	Number of shares	Weighted average remaining contractual life	Weighted Average Exercise Price	Number of shares exercisable	Weighted Average Exercise Price
$0.10	500,000	3.14 years	$0.10	500,000	$0.10
$0.10	650,000	3.33 years	$0.10	650,000	$0.10
$0.15	910,000	4.46 years	$0.15	910,000	$0.15
$0.15	150,000	4.53 years	$0.15	150,000	$0.15
$0.18	150,000	4.54 years	$0.18	150,000	$0.18
$0.25	300,000	4.76 years	$0.15	150,000	$0.15
$0.20	350,000	1.29 years	$0.20	350,000	$0.20
$0.20	150,000	3.98 years	$0.20	150,000	$0.20
$0.20	100,000	4.19 years	$0.20	100,000	$0.20
	3,260,000	3.70 years	$0.15	3,110,000	$0.15

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

The fair value of the Subscribers’ Warrants and the Broker’s Warrants was revalued on August 31, 2012 to $87,939 (August 31, 2011 - $300,792) using the Black-Scholes option pricing model with the following assumptions:

Period ended August 31, 2012
Exercise price (CDN dollars per warrant)	$0.20
Expected volatility	131.72%
Risk-free interest rate	1.15%
Expected life	.50 years
Dividend yield	0.00%
Estimated fair value per warrant (CDN dollars)	$0.0095

11.	COMMITMENTS – OTHER

	(a)	The Company has a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$700 plus HST per month.

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

(j)

On March 27, 2012 the Company retained Coal Harbor Communications Inc. for investor relations services for a three month contract, where they received CAD$15,000 and 250,000 stock options at an exercise price of $0.15.

(k)	See Note 6.

12.	INCOME TAXES

The following table reconciles the expected income taxes expense (recovery) at the statutory income tax rates to the amounts recognized in the consolidated statements of operations for the years ended August 31, 2012 and 2011:

	2012	2011
Income (Loss) Before Taxes	$(1,009,735)	$(165,405)
Statutory tax rate	34%	34%
Expected income tax (recovery)	(343,310)	(56,238)
Non-deductible items	(98,941)	87,039
Change in estimates	(768,796)	(213,541)
Change in valuation allowance	1,211,047	182,740

Income tax expense (recovery)	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at August 31, 2012, 2011, and 2010 are comprised of the following:

	2012	2011	2010
Non capital loss carryforwards	$1,775,838	$831,480	$648,830
Marketable Securities	104,864	(92,114)	(80,950)
Financial Instrument	-	(10,177)	3,575
Mineral Properties	59,535	-	-
	1,940,237	729,189	571,455
Valuation Allowance	1,940,237	729,189	571,455

Deferred Tax Assets (Liabilities)	$-	$-	$-

The Company has net operating loss carryforwards of approximately $5,223,052 which may be carried forward to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years:

Expiry	Enertopia	Target	Consolidated
2025	87,722	-	87,722
2026	-	-	-
2027	615,341	-	615,341
2028	350,002	-	350,002
2029	109,502	-	109,502
2030	3,073,726	-	3,073,726
2031	-	169,545	169,545
2032	812,941	4,272	817,214
Total	5,049,234	173,817	5,223,052

The potential tax benefits of net operating and capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating or capital losses carried forward in future years.

13.	SEGMENTED INFORMATION

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Mining exploration
Year ended August 31, 2012	Renewable energy	and development	Corporate	Consolidated
Revenues	$-	$-	$-	$-

Net income (loss) from operations	(203,044)	(179,375)	(627,316)	(1,009,735)

Total assets	$100,697	$293,255	$87,235	$481,187

		Mining exploration
Year ended August 31, 2011	Renewable energy	and development	Corporate	Consolidated
Revenues	$20,512	$-	$-	$20,512
Net income (loss) from operations	(135,147)	(169,545)	139,287	(165,405)
Total assets	$298,509	$196,181	$678,394	$1,173,084

The operations of the Group are located geographically in the United States.

14.	COMPARATIVE FIGURES

Certain 2011 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2012.

15.	SUBSEQUENT EVENTS

a.

On September 28, 2012, the Company closed the third tranche of a private placement of 995,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$49,750 or US$49,750. Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant share for a period that is twelve months and one day to thirty-six months following closing. The Company will issue 79,500 shares with 79,500 warrants attached having the same terms as above and 79,500 broker warrants in connection with the private placement.

b.

On November 15, 2012, the Company closed the fourth tranche of a private placement of 1,013,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$50,650 or US$50,650. Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant share for a period that is twelve months and one day to thirty-six months following closing. The Company issued 38,000 shares and 101,300 units and 101,300 brokers’ warrants with the same terms as above in connection with the private placement.

c.

Subsequent to August 31, 2012, the Company issued 100,000 common shares of the Company to Altar Resources at a deemed price of $0.06 and anniversary cash payment of $40,500 as per the terms of the Option Agreement.

d.

On October 30, 2012, the Company signed a Loan Agreement with CAB Financial Services Ltd, the company controlled by a Director/ CEO of the Company, to classify outstanding balance of consulting service fee as a loan in amount of $140,000. The loan is unsecured and non-interest bearing which was due on October 30, 2013.

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

As of August 31, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President and Director	52	November 2007
			April 14, 2008
John Thomas	Director	65	March 19, 2012
Donald Findlay	Director	61	June 2, 2011
Greg Dawson	Director	53	June 2, 2011
Chris Bunka	Chairman, Director and Chief Executive Officer	51	November 2004
Bal Bhullar	Chief Financial Officer	43	October 9, 2009
Mark Snyder	Chief Technical Officer	58	October 9, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Robert McAllister, President, Director

Mr. McAllister was appointed as president in November 2007 and director in April 2008.

Mr. McAllister has devoted approximately 90% of his professional time to the business and intends to continue to devote this amount of time in the future, or more as required.

Mr. McAllister has been a corporate consultant since 2004. He has also provided and written business and investment articles from 1996 to 2006 in various North American publications. Mr. McAllister is a resource investment entrepreneur with over 20 years experience in resource sector evaluations and commodity cycle analysis.

John Thomas, Director

Dr. John Thomas is a professional engineer, and holds a PhD in chemical engineering. He also received a diploma in accounting and finance from the U.K. Association of Certified Accountants. He has 38 years of experience in the mining industry, including both base metal and precious metal projects in several countries. His experience covers a wide range of activities in the mining industry from process development, management of feasibility studies, engineering and management of construction, and operation of mines.

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

Bal Bhullar, Chief Financial Officer

Ms. Bhullar brings over 20 years of diversified financial and risk management experience in both private and public companies, in the industries of high-tech, film, mining, marine, oil & gas, energy, transport, and spa industries. Among some of the areas of experience, Ms. Bhullar brings expertise in financial & strategic planning, operational & risk management, regulatory compliance reporting, business expansion, startup operations, financial modeling, program development, corporate financing, and corporate governance/internal controls. Previously, Ms. Bhullar has held various positions as President of BC Risk Management Association of BC, and served as Director and CFO of private and public companies. Currently, Ms. Bhullar serves as a Director and CFO for Bare Elegance Medspa, a former CFO for ISEE3D Inc., and is CFO and a Director of Lexaria Corp.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2012 and 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

						Non-Equity
						Incentive	Nonqualified	All
						Plan	Deferred	Other
Name				Stock	Option	Compensa-	Compensation	Compensa-
and Principal		Salary	Bonus	Awards	Awards	tion	Earnings	tion	Total
Position	Year	($)	($)	($)	(#)	($)	($)	($)	($)
Robert	2012	$60,000	Nil	Nil	Nil	Nil	Nil	Nil	$60,000
McAllister(1)	2011	$60,000	Nil	Nil	255,000	Nil	Nil	Nil	$60,000
President and
Director
Gerald Carlson (2)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Director	2011	Nil	Nil	Nil	100,000	Nil	Nil	Nil	Nil
and President
John Thomas	2012	Nil	Nil	Nil	250,000	Nil	Nil	Nil	Nil
Director	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Donald Findlay	2102	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2011	Nil	Nil	Nil	200,000	Nil	Nil	Nil	200,000
Greg Dawson	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2011	Nil	Nil	Nil	250,000	Nil	Nil	Nil	Nil
Chris Bunka (3)	2012	$60,000(3)	Nil	Nil	Nil	Nil	Nil	Nil	$60,000
Chief Executive	2011	$60,000(3)	Nil	Nil	255,000	Nil	Nil	Nil	$60,000
Officer, Director and
Former Chief
Financial Officer
Bal Bhullar	2012	$66,000	Nil	Nil	Nil	Nil	Nil	Nil	$66,000
Chief Financial Officer	2011	$59,643	Nil	Nil	300,000	Nil	Nil	Nil	$59,643
Mark Snyder(5)	2012	$12,000	Nil	Nil	Nil	Nil	Nil	$42,000	$54,000
Chief Technical Officer	2011	$12,000	Nil	Nil	Nil	Nil	Nil	$42,000	$54,000

(1)	On November 30, 2007, Mr. McAllister was appointed as our President and on April 14, 2008 he was appointed as a director.

(2)	On November 30, 2007, Mr. Carlson resigned as our President but remained a director of our company. Mr. Carlson resigned as director of our company on February 8, 2012.

(3)	Salary compensation for Chris Bunka is accrued fees.

(4)	2012 salary compensation and other compensation for Mark Snyder has been accrued.

Employment/Consulting Agreements

We entered into a consulting agreement with Dr. Gerald G. Carlson’s company, KGE Management Ltd. from March 1, 2005 to November 30, 2007. During the term of this agreement, Dr. Carlson, provided geological and corporate administration consulting services to our company, such duties and responsibilities included the provision of geological consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration and mining consultants. Dr. Carlson, through KGE Management Ltd., was reimbursed at the rate of $2,000 per month. This agreement was terminated on November 30, 2007, but Dr. Carlson resigned as a Director on February 8, 2012.

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

On November 15, 2010, cancelled 100,000 options pursuant to the termination of the consultant’s contract.

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

On November 15, 2011, the Company granted 40,000 stock options to a consultant with an exercise price of $0.10, which vested immediately and expire on November 15, 2016. These options have been cancelled due to the termination of contract.

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

On April 10, 2012, the Company granted 25,000 stock options to a consultant of the Company with an exercise price of $0.15, which vested immediately and expire on April 10, 2017.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
								Equity	Equity
								Incentive	Incentive
								Plan	Plan
			Equity					Awards:	Awards:
			Incentive				Market	Number of	Market or
			Plan				Value of	Unearned	Payout
			Awards:			Number	Shares	Shares,	Value of
	Number of	Number of	Number of			of Shares	or Units	Units or	Unearned
	Securities	Securities	Securities			or Units	of Stock	Other	Shares,
	Underlying	Underlying	Underlying			of Stock	That	Rights	Units or
	Unexercised	Unexercised	Unexercised	Option	Option	That	Have	That	Other Rights
	Options	Options	Unearned	Exercise		Have Not	Not	Have Not	That Have
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert	150,000			$0.20(1)	2012/12/14
McAllister	100,000			$0.10	2014/10/22
	200,000			$0.10	2014/12/30
	255,000			$0.15	2016/02/14
Gerald	50,000			$0.20(1)	2012/12/14
Carlson	100,000			$0.10	2014/10/22
	50,000			$0.10	2014/12/30
	100,000			$0.15	2016/02/14
John	250,000			$0.15	2017/03/19
Thomas
Donald	150,000			$0.15	2016/03/10
Findlay	50,000			$0.25	2016/06/02
Greg	250,000	50,000		$0.25	2016/06/02
Dawson
Chris	150,000			$0.20(1)	2012/12/14
Bunka	100,000			$0.10	2014/10/22
	200,000			$0.10	2014/12/30
	255,000			$0.15	2016/02/14
Bal Bhullar	100,000			$0.10	2014/10/22
	100,000			$0.10	2014/12/30
	300,000			$0.15	2016/02/14
Mark	100,000			$0.10	2014/10/22
Snyder	100,000			$0.10	2014/12/30

(1) On October 22, 2009, the exercise price was changed from $0.70 to $0.20.

Option Exercises

During our fiscal year ended August 31, 2012 there were no options exercised by our named officers.

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

The following table sets forth, as of October 1, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership	of Class
Chris Bunka	4,438 ,666(1)	9.53%
Kelowna, British Columbia, Canada
Robert McAllister	4,195,000(2)	9.01%
Kelowna, British Columbia, Canada
Bal Bhullar	501,000(3)	1.08%
Vancouver, British Columbia, Canada
Mark Snyder	700,000(4)	1.5%
California, USA
Donald Findlay	200,000(5)	0.43%
Calgary, Alberta, Canada
Greg Dawson	250,000(6)	0.54%
Vancouver, British Columbia, Canada
John Thomas	250,000(7)	0.54%
Vancouver, British Columbia, Canada
Directors and Executive Officers as a Group (5 people) (8)	10,827,458	23.26%

(1)	Includes 2,334,333 shares in the name of CAB Financial Services and 100,000 warrants exercisable at $0.30 held directly and 200,000 shares held in 0743608 BC Ltd for which Chris Bunka is the sole beneficiary. Includes 150,000, 300,000, and 255,000 options which are exercisable at $0.20, $0.10, and $0.15.

(2)	Includes150,000, 300,000, and 255,000 options which are exercisable at $0.20, $0.10, and $0.15.

(3)	Includes 1,000 warrants exercisable at $0.30 and 200,000 and 300,000 options which are exercisable at $0.10 and $0.15.

(4)	Includes 200,000 options which are exercisable at $0.10 and 500,000 shares in the name of GSWPS for which Mark Snyder is the majority shareholder.

(5)	Includes 150,000 and 50,000 options which are exercisable at $0.15 and $0.25.

(6)	Includes 250,000 options which are exercisable at $0.25.

(7)	Includes 250,000 options which are exercisable at $0.25.

(8)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 22, 2011. As of October 1 2012, there were 28,902,115 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

For the year ended August 31, 2012, our company was party to the following related party transactions:

  Paid /accrued $60,000 (August 31, 2011: $60,000) to the President of the Company in consulting fees.
  Paid/accrued $60,000 (August 31, 2011: $60,000) of consulting fees to a company controlled by a Director/CEO of the Company.
  Paid $66,000 (August 31, 2011: $59,643) in consulting fees to a company controlled by the CFO of the Company.
  Paid /accrued $12,000 (August 31, 2011: $12,000) in consulting fee to the CTO of the Company.

  Paid / accrued $9,375 (August 31, 2011: $37,500) in consulting fee to the Senior VP, Business Development.
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

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2012 and for fiscal year ended August 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2012	August 31, 2011
Audit Fees	24,502	20,729
Audit Related Fees	19,986	9,295
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	44,488	30,024

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by MNP LLP for fiscal year ended August 31, 2012.

Audit related Fees. There were $24,502 audit related fees paid to MNP LLP for the fiscal year ended August 31, 2011 and $20,729 for the fiscal year ended August 31, 2011.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2012 and August 31, 2011, we did not use MNP LLP for non-audit professional services or preparation of corporate tax returns.

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

  approved by our audit committee (which consists of our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

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
Date: November 28, 2012.

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 28, 2012.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 28, 2012.

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 28, 2012.

By: /s/ Chris Bunka
Chris Bunka
Chairman, Director and Chief Executive Officer
Date: November 28, 2012.