Form 10-K/A
period 2012-08-31
Enertopia Corp.
filed 2013-01-11
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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

On March 3, 2011, we closed a private placement of 8,729,000 units at a price of CAD$0.10 per unit for gross proceeds of CAD$872,900, US$893,993. Each unit consisted of one common share in the capital of our company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share in the capital of our company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20. As per the terms of the Subscription Agreement, our company granted to the Subscribers a participation right to participate in future offerings of our securities as to their pro rata shares for a period of 12 months from the closing of the Private. We paid broker commissions of $48,930 in cash and issued 489,300 brokers warrants. Each full warrant entitled the holder to purchase one additional common share in the capital of our company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20.

On March 16, 2011, we entered into a debt settlement agreement with an officer of our company, whereby we issued 78,125 shares of common stock in connection with the settlement of $12,500 debt at a deemed price of $0.16 per share pursuant to a consulting agreement. We recorded $12,422 in additional paid in capital for the gain on the settlement of the debt.

On April 27, 2011, we entered into a debt settlement agreement with the President of our Company regarding a related party in the amount of $46,000, whereby $25,000 was settled by issuing common shares of 100,000, and $21,000 was forgiven for Nil consideration. In connection with the debt settlement, we recorded $100 in share capital and $45,900 in additional paid in capital for the gain on the settlement of the debt.

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

In November 2012, the Company had a valuation report completed on GSWPS by RwE Growth Partners Inc. As a result, the Company’s long-term investment in GSWPS has been written down to $68,500.

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

Coteau Lake was an exploration property in which we had no producing oil or gas wells. The Coteau Lake exploration project covers 1,280 acres of land. Our gross and net interest in this project is 50%. There has been historic oil production on the Coteau Lake project lands.

On November 7, 2007, our subsidiary Target Energy entered into a Letter of Intent (the “LOI”) with Primrose Drilling Ventures Ltd. of Calgary, Alberta. Pursuant to the LOI, our subsidiary Target is the interest title holder of Saskatchewan Crown Land parcels 124, 125 and 126.

Primrose elected to proceed with a 50/50 joint venture with Target by reimbursing Target for 50% of its land cost on parcels 124, 125 and 126 for CAD$26,590 which was paid within 15 days of signing the LOI. Primrose would become operator of the project upon its acceptance of such appointment and agreement to assume the duties, obligations and rights of the operator. A formal Participation Agreement which included an Area of Mutual Interest which would govern future land acquisitions and timeline was set out in the LOI. On December 31, 2008, an additional CAD$22,270 was spent on land acquisitions with Primrose Drilling Ventures.

On October 25, 2010, we disposed of the Coteau Lake interests for a cash consideration of $100,000 plus an additional potential payout which shall be based on a 10% profit interest on any and all productive wells drilled on the property up to $150,000. We did not take into consideration any future potential payout as it cannot reasonably determinable as at August 31, 2012.

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

Effective September 1, 2009, we entered into an assignment agreement with Lexaria Corp. The assignment agreement dated August 28, 2009, provides for the purchase by our company of a revenue interest of 13.475% of a 32% share of Lexaria’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, we agreed to pay to Lexaria 19.25% of Lexaria’s costs currently budgeted at $311,621.44, subject to revision and 19.25% of Lexaria’s 32% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc. On May 31, 2010, this assigned interest was converted into common shares and warrants of Lexaria Corp, leaving our company with no direct interest in this well. As a result, we have 499,893 restricted common shares in the capital of Lexaria and 499,983 share purchase warrants which entitle our company to acquire 499,983 restricted common shares in the capital of Lexaria at a purchase price of US$0.20 per share for a period of two years. On January 6, 2012, the Company entered into a share purchase agreement (the “Agreement”) with a third party (“Purchaser”). The Company has agreed to sell to Purchaser, and Purchaser has agreed to purchase from the Company, 250,000 units of Lexaria Corp. at a purchase price of US$0.15 per unit, for a total of US$37,500, by the effective closing date of January 6, 2012. In addition, pursuant to the terms of the Agreement, Purchaser will have an option, at his sole discretion, to pay US$0.25 per unit or approximately US$62,500 to purchase the remaining 249,893 units on or before March 2, 2012. The Purchaser did not exercise the option to purchase the remaining 249,893 units. On July 30, 2012, the Company entered into a share purchase agreement (the “Agreement”) with the President of the Company, Robert McAllister. The Company agreed to sell to Mr. Robert McAllister, and Robert McAllister has agreed to purchase from the Company, 249,893 shares of Lexaria Corp. at a purchase price of US$0.075 per share, for a total of US$18,741. As a result, as of August 31, 2012 we now own zero shares of Lexaria Corp.

Copper Hills Project, New Mexico

On January 31, 2011, we entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, we signed a Mineral Purchase Option Agreement with the Optionors with respect to option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, we are required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, we made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors. As at August 31, 2012, total consideration including cash paid and common stock issued was $196,863; the Company has expensed the exploration costs of $143,680.

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

Revenue

We have earned minimal amounts of revenue since inception. The revenues for our year ended August 31, 2011 were from clean energy consulting. We had no revenue from clean energy consulting due to challenging industry pricing and conditions.

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

Write Down on Long-Term Investment

For the year ended August 31, 2012, the Company wrote down its interest in GSWPS by $197,910.

Consulting Fees

There is a decrease in consulting fees for the year ended August 31, 2012 compared to August 31, 2011 by $212,079 due to the stock based compensation recorded in 2011 that was $254,443 compared to $66,951 in 2012.

Oil and Gas Operating Expenses

There were no oil and gas sales or expenses for the year ended August 31, 2012 and for the year ending August 31, 2011.

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

Operating Activities

Net cash used in operating activities was $419,904 for our year ended August 31, 2012 compared with cash used in operating activities of $537,372 in 2011. The decrease in net cash used in operating activities is due to our company increase in accounts payable and amounts accrued due to related parties, compared to August 31, 2011.

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

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have a net loss of $1,009,735 for the year ended August 31, 2012 [2011 – net loss of 165,405] and at August 31, 2012 had a deficit accumulated during the exploration stage of $5,393,754 [2011 – $4,384,019]. We generated revenue of $nil for the year ended August 31, 2012 [2011 - $20,512]. We have working capital deficit of $275,976 as at August 31, 2012 [2011 - $631,881]. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is exceptionally difficult.

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

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership	of Class
Chris Bunka	4,438 ,666(1)	14.94%
Kelowna, British Columbia, Canada
Robert McAllister	4,195,000(2)	14.17%
Kelowna, British Columbia, Canada
Bal Bhullar	501,000(3)	1.70%
Vancouver, British Columbia, Canada
Mark Snyder	700,000(4)	2.41%
California, USA
Donald Findlay	200,000(5)	0.69%
Calgary, Alberta, Canada
Greg Dawson	250,000(6)	0.86%
Vancouver, British Columbia, Canada
John Thomas	250,000(7)	0.86%
Vancouver, British Columbia, Canada
Directors and Executive Officers as a Group (5 people) (8)	10,827,458	36.6%

(1)	Includes 2,334,333 shares in the name of CAB Financial Services and 100,000 warrants exercisable at $0.30 held directly and 200,000 shares held in 0743608 BC Ltd for which Chris Bunka is the sole beneficiary. Includes 150,000, 300,000, and 255,000 options which are exercisable at $0.20, $0.10, and $0.15.

(2)	Includes150,000, 300,000, and 255,000 options which are exercisable at $0.20, $0.10, and $0.15.

(3)	Includes 1,000 warrants exercisable at $0.30 and 200,000 and 300,000 options which are exercisable at $0.10 and $0.15.

(4)	Includes 200,000 options which are exercisable at $0.10 and 500,000 shares in the name of GSWPS for which Mark Snyder is the majority shareholder.

(5)	Includes 150,000 and 50,000 options which are exercisable at $0.15 and $0.25.

(6)	Includes 250,000 options which are exercisable at $0.25.

(7)	Includes 250,000 options which are exercisable at $0.25.

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
Date: January 10, 2013.

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: January 10, 2013.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: January 10, 2013.

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: January 10, 2013.

By: /s/ Chris Bunka
Chris Bunka
Chairman, Director and Chief Executive Officer
Date: January 10, 2013.