Form 10-Q
period 2012-11-30
Enertopia Corp.
filed 2013-01-14
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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
30,154,451 common shares issued and outstanding as of January 12, 2013

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended November 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30	August 31
	2012	2012

ASSETS

Current
Cash and cash equivalents	$31,978	$13,692
Owned securities (Note 4)	3,750	7,500
Accounts receivable	32,036	56,724
Prepaid expenses and deposit	14,454	10,731
Total current assets	82,218	88,647

Non-Current
Long term investments - Pro Eco & GSWPS (Note 5)	100,697	100,697
Mineral Property (Note 6)	337,843	291,843
Total Assets	$520,758	$481,187

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$168,597	$126,770
Short Term Loan- related party (Note 7)	50,045	50,045
Due to related parties (Note 8)	205,808	187,808
Total Current Liabilities	424,450	364,623

Warrants Liability (Note 10)	-	9,789
	424,450	374,412
STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 30,154,415 common shares at November 30, 2012 and August 31,2012: 27,827,615	30,154	27,828
Additional paid-in capital	5,576,774	5,472,701
Deficit accumulated during the exploration stage	(5,510,620)	(5,393,754)
Total Stockholders' Equity	96,308	106,775
Total Liabilities and Stockholders' Equity	$520,758	$481,187

The accompanying notes are an integral part of these consolidated financial statements

F1

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO November 30, 2012
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	- $	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350

Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750

Stock to be issued	125,000	-	37,375	125	-	37,500

Comprehensive income (loss):

(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917

Stock issued on September 29, 2005	-	125	-	(125)	-	-

Comprehensive income (loss):

(Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826

Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236			163,329

Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000

Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000

Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000

Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405

Comprehensive income (loss):

(Loss) for the year	-	-	-	-	(607,397)	(607,397)

Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163

Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100

Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139

Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257

Comprehensive income (loss):

(Loss) for the year	-	-	-	-	(372,535)	(372,535)

Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124

Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410

Stock-based compensation	-	-	35,780	-	-	35,780

Comprehensive income (loss):

(Loss) for the year	-	-	-	-	84,233	84,233

Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	3,060,547

Imputed interest for non-interest bearing loan			2,442			2,442

Stock-based compensation			78,858			78,858

Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500			125,000

Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068			83,625

Gain on settlement of the amount due to related parties			34,542			34,542

Comprehensive income (loss):

(Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)

Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	(4,218,614)	429,873

Debt settlement on November 22, 2010	62,500	63	9,313			9,376

Debt settlement on November 19, 2010	100,000	100	14,900			15,000

Stock-based compensation			254,443			254,443

Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264		-	893,993

Share Issuance costs			(96,490)			(96,490)

Warrants issued on March 3, 2011			(848,459)			(848,459)

Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000			-

Debt settlement on March 16, 2011	78,125	78	12,422			12,500

Debt settlement on April 27, 2011	360,000	360	157,412			157,772

Debt settlement on April 27, 2011	100,000	100	45,900			46,000

Shares issued Wildhorse on April 11, 2011	500,000	500	74,500			75,000

Share issuance correction on Jun 4, 2011	4,000	4	(4)			-

Comprehensive income (loss):

(Loss) for the year					(165,405)	(165,405)

Balance, August 31, 2011	24,643,865	$24,644	$5,142,978	$-	$(4,384,019)	$783,603

Stock-based compensation			66,953			66,953

Shares issued Altar on October 11, 2011	100,000	100	9,900			10,000

Shares issued Wildhorse on March 30, 2012	150,000	150	14,850			15,000

Shares issued Tom Ihrke on April 10, 2012	93,750	94	9,281			9,375

Shares subscription for cash on April 13, 2012	2,080,000	2,080	191,499			193,579

Shares subscription for cash on July 27, 2012	600,000	600	29,400			30,000

Shares subscription for cash on August 24, 2012	160,000	160	7,840			8,000

Comprehensive income (loss):

(Loss) for the year					(1,009,735)	(1,009,735)

Balance, August 31, 2012	27,827,615	$27,828	$5,472,701	$-	$(5,393,754)	$106,775

Shares subscription for cash September 28, 2012	1,074,500	1,074	48,676			49,750

Shares issued Altar on October 24, 2012	100,000	100	5,900			6,000

Shares subscription for cash November 15, 2012	1,152,300	1,152	49,497			50,649

Comprehensive income (loss):

(Loss) for the year					(116,866)	(116,866)

Balance, November 30, 2012	30,154,415	30,154	5,576,774	-	(5,510,620)	96,308

The accompanying notes are an integral part of these consolidated financial statements

Enertopia Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			NOVEMBER 24, 2004
	THREE Months Ended		TO
	November 30	November 30	November 30
	2012	2011	2012

Revenue

Non-renewal energy - natural gas and oil revenue	$-	$-	$374,342
Renewable energy - service revenue	-	-	32,119

	-	-	406,461
Cost of revenue
Non-renewable energy:
Natural gas and oil operating costs and royalties	-	-	141,197
Depletion	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	293,436
Renewable energy	-	310	48,050

	-	310	781,172

Gross Profit	-	(310)	(374,711)

Expenses
Accounting and audit	32,205	28,717	361,538
Sales & Marketing	-	-	846
Advertising & Promotions	3,692	2,731	78,749
Bank charges and interest expense	2,532	568	61,892
Consulting	52,252	69,666	1,646,022
Mineral exploration costs	10,070	140,108	517,559
Fees and dues	11,047	11,923	136,843
Insurance	4,116	4,356	64,231
Investor relations	-	13,378	123,814
Legal and professional	-	2,297	220,989
Office and miscellaneous	96	13,622	64,631

Rent	3,934	3,710	87,074
Telephone	947	1,525	18,527
Training & Conferences	-	-	15,486
Travel	2,014	8,553	109,357

Total expenses	122,905	301,154	3,507,558

(Loss) for the period before other items	(122,905)	(301,464)	(3,882,269)

Other income (expense)
Interest income	-	-	9,433
Impairment on long term investments	-	-	(197,910)
Others	-	-	22,775
Equity interest pick up	-	-	(16,894)
Gain on owned securities	(3,750)	(238,708)	(283,082)
Gain on disposition of oil and gas interests	-	-	522,976
Revaluation of warrants liability	9,789	197,203	896,019
Write down of oil and gas properties		-	(3,344,372)

Income (loss) before income taxes	(116,866)	(342,969)	(6,273,324)

Income tax recovery - deferred	-	-	762,704

Net loss and comrehensive loss for the period	$(116,866)	$(342,969)	$(5,510,620)

Basic and diluted income (loss) per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	25,688,882	24,698,213

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD
			FROM
			INCEPTION
			November 24,
			2004
	THREE Months Ended		TO
	November 30,	November 30,	November 30,
	2012	2011	2012
Cash flows used in operating activities

Net Income (loss)	$(116,866)	$(342,969)	$(5,510,620)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	-	4,865	657,250
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,436
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	-	-	3,344,372
Gain on disposition of oil and gas properties	-	-	(522,976)
Fair value of warrants liabilities	(9,789)	(197,203)	(896,019)
Gain on owned securities	3,750	238,708	283,082
Equity pick-up	-	-	16,894
Impairment on long term investments	-		197,910
Imputed interest	-	-	17,396
Accrued loan interest	-	-	17,928
Income tax recovery	-	-	(762,704)
Other non-cash activities	-	-	30,153
Change in non-cash working capital items:			-
Accounts receivable	24,688	2,709	(24,287)
Prepaid expenses and deposit	(3,723)	36,694	9,830
Deferred charges	-	-	-
Accounts payable and accrued liabilities	41,827	115,533	150,358
Due to related parties	18,000	28,500	181,137

Net cash (used in) operating activities	(42,113)	(113,163)	(2,180,871)

Cash flows from (used in) investing activities

Proceeds from sale of marketable securities	-	-	56,241
Oil and gas properties acquisition and divestment	-	-	(345,180)
Proceeds from sale of oil and gas interests	-	-	521,545
Mineral resource properties acquisition	(40,000)	(74,039)	(231,843)
Investment in GSWPS	-	(10,500)	(103,500)
Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028

Net cash from (used in) investing activities	(40,000)	(84,539)	53,291

Cash flows from financing activities
Promissory notes - related party	-	-	50,045
Net proceeds from subscriptions received	100,399	-	2,109,513

Net cash from financing activities	100,399	-	2,159,558

Increase (Decrease) in cash and cash equivalents	18,286	(197,702)	31,978

Cash and cash equivalents, beginning of period	13,692	263,152	-

Cash and cash equivalents, end of period	$31,978	$65,450	$31,978

Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2012
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the quarter ended November 30, 2012 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2012 audited annual consolidated financial statements and notes thereto.

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

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $129,561 for the three months ended November 30, 2012 [net loss $342,969 for the three months ended November 30, 2011] and as at November 30, 2012 has incurred cumulative losses of $5,523,315 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

Owned securities include, 375,000 common shares of Cheetah Oil & Gas Ltd. obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value.

As at November 30, 2012, owned securities consists of 375,000 common shares of Cheetah Oil & Gas Ltd.

The fair values of the common shares of Cheetah Oil & Gas Ltd. were $0.01 per share.

5.	LONG TERM INVESTMENTS

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership. The Chairman of the Company is a Director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.

During the quarter ended November 30, 2012, the Company recorded an equity loss of $Nil (November 30, 2011 – equity loss of $Nil), which resulted in a net investment of $32,197 (August 31, 2012 - $32,197).

Global Solar Water Power Systems Inc.

As at November 30, 2012, the Company has purchased 9.82% (August 31, 2012 – 9.82%) investment in Global Solar Water Power Systems Inc. ("GSWPS"). This was made by a cash contribution of $103,500 and accrued contribution of $42,000 and an issuance of 500,000 shares of the Company at $0.25 per share for a combined value of $270,500. GSWPS is owned by an executive officer of the Company.

During the August 31, 2012, year end, based on the management"s assessment of GSWPS"s current operations, the management determined that there was a decline in the fair value of the Company"s long- term investment in GSWPS to $68,500 (August 31, 2012 - $68,500).

During the quarter ended November 30, 2012, the Company recorded an equity loss of $Nil (November 30, 2011 – equity loss of $Nil), which resulted in a net investment of $68,500 (August 31, 2012 - $68,500).

6.	MINERAL PROPERTY

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the "Optionors"). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement ("Option Agreement") with the Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the "Indirect Agreements"). Pursuant to the Option Agreement the Optionors have assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at November 30, 2012, the Company has issued 500,000 shares at price of $0.15 per share and 150,000 shares at price of $0.10 per share to the Optionors and made aggregate cash payment of $106,863 (August 31, 2012-$106,863); the Company has expensed exploration costs of $0 (August 31, 2012-$143,680).

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources with respect to an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 7,148 acres from Altar Resources which holds the mining claims directly and indirectly through federal mining claims and state mineral exploration leases; or, represented that it would hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at November 30, 2012, the Company has made aggregate cash payments of $125,480 (August 31, 2012-$84,980) and issued 100,000 shares at price of $0.10 per share and 100,000 common shares at $0.06 per share to Altar Resources; the Company has expensed the exploration costs of $10,070 (August 31, 2011-$31,423).

7.	SHORT TERM LOAN

On February 9, 2012, the Company signed a Loan Agreement with Robert McAllister, director of the Company to borrow $50,000 (CAD$50,000). The loan is unsecured, was due on May 9, 2012 at an interest rate of 10% per annum and is now on a month to month term.

8.	RELATED PARTIES TRANSACTION

For the three months ended November 30, 2012, the Company was party to the following related party transactions:

•	Paid /accrued $15,000 (November 30, 2011: $15,000) to the President of the Company in consulting fees.
•	Paid/accrued $15,000 (November 30, 2011: $15,000) of consulting fees to a company controlled by a Director/CEO of the Company.
•	Paid $16,606 (November 30, 2011: $16,269) in consulting fees to a company controlled by the CFO of the Company.
•	Paid /accrued $3,000 (November 30, 2011: $10,500) in consulting fee to the CTO of the Company.
•	Paid / accrued $30 (November 30, 2011: $9,375) in consulting fee to the Senior VP, Business Development.
•	Included in accounts payable, $37,151 was payable to the directors and the companies controlled by the directors of the Company.
•	See Notes 5, 7and 11.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

On September 28, 2012, the Company closed an offering memorandum placement of 995,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$49,750 or US$49,750. Each Unit consisted of one common share of the Issuer and one common share purchase warrant. One warrant will be exercisable into one further common share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant for the period that is twelve months plus one day to twenty- four months following closing. The Company issued 79,500 shares, 79,500 warrants and 79,500 broker warrants in connection with the private placement.

On October 24, 2012, the Company issued 100,000 common shares in connection with Altar Resources, Mildred Peak property (See Note 6) for an amount of $6,000 at a price of $0.06.

On November 15, 2012, the Company closed an offering memorandum placement of 1,013,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$50,650 or US$50,650. Each Unit consisted of one common share of the Issuer and one common share purchase warrant. One warrant will be exercisable into one further common share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant for the period that is twelve months plus one day to twenty- four months following closing. The Company issued 38,000 common shares, 101,300 units, and 101,300 broker warrants in connection with the private placement.

As at November 30, 2012, the Company had 30,154,415 shares issued and outstanding.

10.	STOCK OPTIONS AND WARRANTS

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

For the three months ended November 30, 2012, the Company recorded $Nil (November 30, 2011 – $4,865) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the three months ended November 30, 2012 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2012	4,185,000	$0.15
Granted	-	-
Granted	-	-
Balance, November 30, 2012	4,185,000	$0.15

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Period ended November 30, 2012
Expected volatility	134.43%-142.22%
Risk-free interest rate	1.32%-1.46%
Expected life	5.00 years
Dividend yield	0.00%
Estimated fair value per option	$0.0630-$0.0684

The Company has the following options outstanding and exercisable.

November 30, 2012		Options outstanding		Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
				exercisable

$0.10	500,000	1.89 years	$0.10	500,000	$0.10
$0.10	650,000	2.08 years	$0.10	650,000	$0.10
$0.15	910,000	3.21 years	$0.15	910,000	$0.15
$0.15	150,000	3.27 years	$0.15	150,000	$0.15
$0.15	200,000	3.84 years	$0.15	100,000	$0.15
$0.15	450,000	4.30 years	$0.15	225,000	$0.15
$0.15	250,000	4.32 years	$0.15	125,000	$0.15
$0.15	25,000	4.36 years	$0.15	25,000	$0.15
$0.18	150,000	3.29 years	$0.18	150,000	$0.18
$0.20	350,000	0.04 years	$0.20	350,000	$0.20
$0.20	150,000	2.73 years	$0.20	150,000	$0.20
$0.20	100,000	2.94 years	$0.20	100,000	$0.20
$0.25	300,000	3.51 years	$0.15	300,000	$0.15

	4,185,000	2.85 years	$0.15	3,775,000	$0.15

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

The fair value of the Subscribers’ Warrants and the Broker’s Warrants was revalued on November 30, 2012, $Nil (August 31, 2012 - $87,939) using the Black-Scholes option pricing model with the following assumptions:

Period ended November 30,
2012
Exercise price (CDN dollars per warrant)	$0.20
Expected volatility	0.00%
Risk-free interest rate	1.15%
Expected life	0.25 years
Dividend yield	0.00%
Estimated fair value per warrant (CDN dollars)	$0.00

11.	COMMITMENTS – OTHER

	(a)	The Company has a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$700 plus HST per month.

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

(f)

On February 28, 2010, the Company entered into an Asset and Share Purchase Agreement with the Company’s chief technical officer - Mr. Mark Snyder to acquire up to 20% ownership interest of GSWPS. As at November 30, 2012, the Company has acquired 9.82% (August 31, 2012 – 9.82%) (see Note 5) with the remaining 10.18% ownership payable by issuance of 500,000 common shares of the Company and cash of $93,000 paid on a minimum monthly basis of $3,500.

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

(h)	See Note 6.

12.	SEGMENTED INFORMATION

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Mining exploration
Quarter ended November 30, 2012	Renewable energy	and development	Corporate	Consolidated
Revenues	$-	$-	$-	$-

Net income (loss) from operations		(10,154)	(106,712)	(116,866)

Total assets	$100,697	$339,170	$80,891	$520,758

The operations of the Group are located geographically in the United States. The administrative functions are all located geographically in Canada.

13.	COMPARATIVE FIGURES

Certain 2011 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2012.

Item 2. Management"s Discussion and Analysis of Financial Condition and Results of Operations

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

On August 24, 2012, the Company closed the second tranche of an offering memorandum placement of 160,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$8,000 or US$8,000. Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant share for a period that is twelve months and one day to thirty-six months following closing. The Company’s President participated in the private placement for $4,000.00 dollars. The Company issued 16,000 brokers warrants in connection with the private placement for broker commissions.

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

Pursuant to the terms of the agreement Global Solar is required to pay our proportionate interest in any after tax profits on a quarterly basis. Our management obtained an independent valuation dated February 5, 2010 in support of the value ascribed to the proposed equity interest in Global Solar. As at November 30, 2012, we have paid $103,500 and accrued $42,000 in US dollars and issued 500,000 restricted shares of our common stock, following which we have acquired 9.82% equity interest in Global Solar.

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

Copper Hills Project, New Mexico

On January 31, 2011, we entered into a letter of intent and paid US$7,500 deposit to the Optionor. On April 11, 2011, we signed a Mineral Purchase Option Agreement with Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”) respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, we are required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at November 30, 2012, total consideration including cash paid and common stock issued was $196,863; the Company has expensed the exploration costs of $0 (August 31, 2012: $143,680).

The Company has entered into an Option Agreement (“Agreement”) dated April 11, 2011 with Wildhorse Copper Inc, Wildhorse Copper (AZ) Inc., Northern Tiger Resources Inc., and Timber Wolf Minerals Ltd. (the “Optionor”) respecting the assignment of up to 100% interest in approximately 1,150 acres of 56 located mining claims in New Mexico, USA. One of these located mining claims is subject to a 1% NSR capped at US $2,000,000 from commercial production from this located mining claim. The Optionor holds the located mining claims (“the Claims”) directly and indirectly through an option agreement between the Optionor and a third party. The Optionor hereby grants to the Company the sole and exclusive right and option to acquire up to an undivided 100% right, title and interest in and to the Property, free and clear of all charges, encumbrances, claims, liabilities and adverse interests of any nature or kind, except for the Royalty. The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the following schedule:

i.	paying the Optionor $7,500 on signing the letter of intent (paid),
ii.

paying the Optionor $51,150 on or before the execution of the April 11, 2011 Agreement and issuing to the Optionor 500,000 common shares in the capital stock of the Company as soon as practicable following the execution of the Agreement, (paid)

iii.	issuing to the Optionor 150,000 shares in the capital stock of the Company on or before the first anniversary of the Agreement, (paid)
iv.	issuing to the Optionor 150,000 shares in the capital stock of the Company on or before the second anniversary of the Agreement, and
v.	issuing to the Optionor 200,000 shares in the capital stock of the Company on or before the third anniversary of the Agreement.

The Company shall also pay Timber Wolf the following amounts on or before the dates specified in the following schedule, with such amounts and terms as further described in the Timber Wolf Agreement:

i.	paying $3,000 on signing of the Agreement, (paid)
ii.	paying an additional $7,500 on or before the first anniversary of the Agreement, (paid)
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

There are 76 federal located unpatented mining claims.

CLAIM NAME	BUREAU OF LAND MANAGEMENT			SOCORRO COUNTY, NEW MEXICO, RECORDATION
	SERIAL NO.	MC LOCATION	MC DATE RECEIVED	MC LOCATION	INSTRUMENT NO.	MAINTENANCE YEAR
						2012	2011

COPPER HILLS #1	NMMC169266	9/14/2000	27/10/2000		Book 503 Page 3660
WILDHORSE 1	NMMC190849	3/1/2011	22/04/2011	3/11/2011	201100729
WILDHORSE 2	NMMC190850	3/1/2011	22/04/2011	3/11/2011	201100730
WILDHORSE 3	NMMC190851	3/1/2011	22/04/2011	3/11/2011	201100731
WILDHORSE 4	NMMC190852	3/1/2011	22/04/2011	3/11/2011	201100732
WILDHORSE 5	NMMC190853	3/1/2011	22/04/2011	3/11/2011	201100733
WILDHORSE 6	NMMC190854	3/1/2011	22/04/2011	3/11/2011	201100734
WILDHORSE 7	NMMC190855	3/1/2011	22/04/2011	3/11/2011	201100735
WILDHORSE 8	NMMC190856	3/1/2011	22/04/2011	3/11/2011	201100736
WILDHORSE 9	NMMC190857	3/1/2011	22/04/2011	3/11/2011	201100737
WILDHORSE 10	NMMC190858	3/1/2011	22/04/2011	3/11/2011	201100738
WILDHORSE 11	NMMC190859	3/1/2011	22/04/2011	3/11/2011	201100739
WILDHORSE 12	NMMC190860	3/1/2011	22/04/2011	3/11/2011	201100740
WILDHORSE 13	NMMC190861	3/1/2011	22/04/2011	3/11/2011	201100741
WILDHORSE 14	NMMC190862	3/1/2011	22/04/2011	3/11/2011	201100742
WILDHORSE 15	NMMC190863	3/1/2011	22/04/2011	3/11/2011	201100743
TIMBERWOLF 16	NMMC190864	3/1/2011	22/04/2011	3/11/2011	201100744
TIMBERWOLF 17	NMMC190865	3/1/2011	22/04/2011	3/11/2011	201100745
TIMBERWOLF 18	NMMC190866	3/1/2011	22/04/2011	3/11/2011	201100746
TIMBERWOLF 19	NMMC190867	3/1/2011	22/04/2011	3/11/2011	201100747
TIMBERWOLF 20	NMMC190868	3/1/2011	22/04/2011	3/11/2011	201100748
WILDHORSE 21	NMMC190869	3/1/2011	22/04/2011	3/11/2011	201100749
WILDHORSE 22	NMMC190870	3/1/2011	22/04/2011	3/11/2011	201100750
WILDHORSE 23	NMMC190871	2/28/2011	22/04/2011	3/11/2011	201100751
WILDHORSE 24	NMMC190872	2/28/2011	22/04/2011	3/11/2011	201100752
TIMBERWOLF 25	NMMC190873	2/28/2011	22/04/2011	3/11/2011	201100753

TIMBERWOLF 26	NMMC190874	2/28/2011	22/04/2011	3/11/2011	201100754
TIMBERWOLF 27	NMMC190875	2/28/2011	22/04/2011	3/11/2011	201100755
TIMBERWOLF 28	NMMC190876	2/28/2011	22/04/2011	3/11/2011	201100756
TIMBERWOLF 29	NMMC190877	2/28/2011	22/04/2011	3/11/2011	201100757
WILDHORSE 30	NMMC190878	2/28/2011	22/04/2011	3/11/2011	201100758
WILDHORSE 31	NMMC190879	2/28/2011	22/04/2011	3/11/2011	201100759
WILDHORSE 32	NMMC190880	2/28/2011	22/04/2011	3/11/2011	201100760
WILDHORSE 33	NMMC190881	2/28/2011	22/04/2011	3/11/2011	201100761
WILDHORSE 34	NMMC190882	2/28/2011	22/04/2011	3/11/2011	201100762
WILDHORSE 35	NMMC190883	2/28/2011	22/04/2011	3/11/2011	201100763
WILDHORSE 36	NMMC190884	2/28/2011	22/04/2011	3/11/2011	201100764
WILDHORSE 37	NMMC190885	2/28/2011	22/04/2011	3/11/2011	201100765
WILDHORSE 38	NMMC190886	2/28/2011	22/04/2011	3/11/2011	201100766
WILDHORSE 39	NMMC190887	2/28/2011	22/04/2011	3/11/2011	201100767
WILDHORSE 40	NMMC190888	2/28/2011	22/04/2011	3/11/2011	201100768
WILDHORSE 41	NMMC190889	2/28/2011	22/04/2011	3/11/2011	201100769
WILDHORSE 42	NMMC190890	2/28/2011	22/04/2011	3/11/2011	201100770
WILDHORSE 43	NMMC190891	2/28/2011	22/04/2011	3/11/2011	201100771
WILDHORSE 44	NMMC190892	2/28/2011	22/04/2011	3/11/2011	201100772
WILDHORSE 45	NMMC190893	2/28/2011	22/04/2011	3/11/2011	201100773
WILDHORSE 46	NMMC190894	2/28/2011	22/04/2011	3/11/2011	201100774
WILDHORSE 47	NMMC190895	2/28/2011	22/04/2011	3/11/2011	201100775
WILDHORSE 48	NMMC190896	2/28/2011	22/04/2011	3/11/2011	201100776
WILDHORSE 49	NMMC190897	2/28/2011	22/04/2011	3/11/2011	201100777
WILDHORSE 50	NMMC190898	2/28/2011	22/04/2011	3/11/2011	201100778
WILDHORSE 51	NMMC190899	2/28/2011	22/04/2011	3/11/2011	201100779
WILDHORSE 52	NMMC190900	2/28/2011	22/04/2011	3/11/2011	201100780
WILDHORSE 53	NMMC190901	2/28/2011	22/04/2011	3/11/2011	201100781
WILDHORSE 54	NMMC190902	2/28/2011	22/04/2011	3/11/2011	201100782
WILDHORSE 55	NMMC190903	2/28/2011	22/04/2011	3/11/2011	201100783
WILDHORSE 56	NMMC191754	9/22/2011	06/12/2011	10/21/2011	201102627
WILDHORSE 57	NMMC191755	9/22/2011	06/12/2011	10/21/2011	201102628
WILDHORSE 58	NMMC191756	9/22/2011	06/12/2011	10/21/2011	201102629
WILDHORSE 59	NMMC191757	9/22/2011	06/12/2011	10/21/2011	201102630
WILDHORSE 60	NMMC191758	9/22/2011	06/12/2011	10/21/2011	201102631
WILDHORSE 61	NMMC191759	9/22/2011	06/12/2011	10/21/2011	201102632
WILDHORSE 62	NMMC191760	9/22/2011	06/12/2011	10/21/2011	201102633
WILDHORSE 63	NMMC191761	9/22/2011	06/12/2011	10/21/2011	201102634
WILDHORSE 64	NMMC191762	9/22/2011	06/12/2011	10/21/2011	201102635
WILDHORSE 65	NMMC191763	9/22/2011	06/12/2011	10/21/2011	201102636
WILDHORSE 66	NMMC191764	9/22/2011	06/12/2011	10/21/2011	201102637
WILDHORSE 67	NMMC191765	9/22/2011	06/12/2011	10/21/2011	201102638
WILDHORSE 68	NMMC191766	9/22/2011	06/12/2011	10/21/2011	201102639

WILDHORSE 69	NMMC191767	9/22/2011	06/12/2011	10/21/2011	201102640
WILDHORSE 70	NMMC191768	9/22/2011	06/12/2011	10/21/2011	201102641
WILDHORSE 71	NMMC191769	9/22/2011	06/12/2011	10/21/2011	201102642
WILDHORSE 72	NMMC191770	9/22/2011	06/12/2011	10/21/2011	201102643
WILDHORSE 73	NMMC191771	9/22/2011	06/12/2011	10/21/2011	201102644
WILDHORSE 74	NMMC191772	9/22/2011	06/12/2011	10/21/2011	201102645
WILDHORSE 75	NMMC191773	9/22/2011	06/12/2011	10/21/2011	201102646

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
N
North America
Canada
United States
Mexico
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

Mildred Peak Project, Arizona

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources with respect to an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 7,148 acres from Altar Resources which holds the mining claims directly and indirectly through federal mining claims and state mineral exploration leases; or, represented that it would hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at November 30, 2012, the Company has made aggregate cash payments of $125,480 and issued 100,000 shares at price of $0.10 per share and issued 100,000 shares at a price of $0.06 to Altar Resources; the Company has expensed the exploration costs of $10,070 (August 31, 2012- $31,423).

The Optionor hereby grants to the Company the sole and exclusive right and option to acquire up to an undivided 100% right, title and interest in and to the Property, free and clear of all charges, encumbrances, claims, liabilities and adverse interests of any nature or kind, except for the Royalty. The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the following schedule:

i.	paying the Optionor $15,000 on signing the letter of intent (paid), and

ii.

paying the Optionor $56,000 on the execution of this Agreement and issuing to the Optionor 100,000 common shares in the capital stock of the Optionee as soon as practicable following the execution of this Agreement (paid), and

iii.	paying the Optionor $40,000 (paid) and issuing to the Optionor 100,000 shares in the capital stock of the Optionee on or before the first anniversary of this Agreement, and

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

On September 28, 2012, the Company closed an offering memorandum placement of 995,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$49,750 or US$49,750. Each Unit consisted of one common share of the Issuer and one common share purchase warrant. One warrant will be exercisable into one further common share at a price of US$0.15 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant for the period that is twelve months plus one day to twenty-four months following closing. The Company issued 79,500 shares, 79,500 warrants and 79,500 broker warrants in connection with the private placement.

On October 24, 2012, the Company issued 100,000 common shares in connection with Altar Resources, Mildred Peak property (See Note 6) for an amount of $6,000 at a price of $0.06.

On November 15, 2012, the Company closed an offering memorandum placement of 1,013,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$50,650 or US$50,650. Each Unit consisted of one common share of the Issuer and one common share purchase warrant. One warrant will be exercisable into one further common share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant for the period that is twelve months plus one day to twenty-four months following closing. The Company issued 38,000 common shares, 101,300 units, and 101,300 broker warrants in connection with the private placement.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2013 other than office computers, furnishings, and communication equipment as required.

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

The Company had entered into a consulting agreement with Dr. Gerald G. Carlson"s company, KGE Management Ltd. from March 1, 2005 to November 30, 2007. During the term of this agreement, Dr. Carlson, provided geological and corporate administration consulting services to our company, such duties and responsibilities included the provision of geological consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration and mining consultants. Dr. Carlson, through KGE Management Ltd., was reimbursed at the rate of $2,000 per month. This agreement was terminated on November 30, 2007, but Dr. Carlson does remain as an Advisor to the Company.

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

On March 2, 2008, the Company entered into a controller agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia. CAB Financial Services is a consulting company controlled by the chairman of the board and chief executive officer of the Company. Pursuant to the controller agreement, CAB Financial Services provided corporate accounting and controller services to the Company in consideration for the payment of CAD$3,675 (including $175 GST) per month. This agreement was terminated on October 9, 2009.

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

On October 9, 2009, the Company entered into a consulting agreement with BKB Management Ltd, a corporation organized under the laws of the Province of British Columbia. BKB Management controlled by the chief financial officer of the Company. A fee of CAD$4,675 including GST was paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective April 1, 2011, the fee is CAD$5,500 plus HST.

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

Long-Lived Assets

Long-term assets of the Company are reviewed for impairment when circumstances indicate the carrying value may not be recoverable in accordance with the guidance established in ASC 360, "Property, Plant and Equipment". For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders" equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income The adoption of ASU 2011-05 is not expected to have a material impact on the Company"s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Results of Operations – Three Months Ended November 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2012, which are included herein.

Our operating results for the three months ended November 30, 2012, for the three months ended November 30, 2011 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended November 30, 2012		Three Months Ended November 30, 2011		Change Between Three Month Period Ended November 30, 2012 and November 30 , 2011
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Other (income) expenses		6,039		(41,505)		47,544
General and administrative		122,905		301,154		(178,249)
Interest expense		2,532		568		1,964
Consulting fees		52,252		69,666		(17,414)
Exploration expenses		10,070		140,108		(130,038)
Professional Fees		32,205		31,014		1,191
Net (loss)		(116,866)		(342,969)		226,103

Our accumulated losses increased to $5,510,620 as of November 30, 2012. Our financial statements report a net loss of $116,866 for the three-month period ended November 30, 2012, compared to a net loss of $342,969 for the three-month period ended November 30, 2011. Our losses have decreased over the three month period primarily due to the expiration of the Lexaria and Cheetah warrants value that has been written off now, reduced loss on owned securities, decreased costs in exploration, investor relations, foreign exchange, and travel.

As at November 30, 2012, we had $424,450 in current liabilities. Our net cash used in operating activities for the three months ended November 30, 2012 was $42,113 compared to $113,163 used in the three months ended November 30, 2011. Our total liabilities as of November 30, 2012 were $424,450 as compared to total liabilities of $374,412 as of August 31, 2012. The increase in liabilities is mainly due to there is an increase in the amounts due to related parties by $18,000 for the three months ended November 30, 2012 compared to August 31, 2012.

Liquidity and Financial Condition

Working Capital
	At November 30,	At August 31,
	2012	2012
Current assets	$82,218	$88,647
Current liabilities	424,450	364,623
Working capital	$(342,232)	$(275,976)

Cash Flows
	Three Months Ended
	November	November
	30, 2012	30, 2011
Cash flows (used in) operating activities	$(42,113)	$(113,163)
Cash flows (used in) investing activities	(40,000)	(84,539)
Cash flows (used in) financing activities	100,399	Nil
Net increase (decrease) in cash during period	$18,286	$(197,702)

Operating Activities

Net cash used in operating activities was $42,113 in the three months ended November 30, 2012 compared with net cash used in operating activities of $113,163 in the same period in 2011. The decrease in cash used is mostly from increased liabilities.

Investing Activities

Net cash used in investing activities was $40,000 in the three months ended November 30, 2012, compared to net cash used in investing activities of $84,539 in the same period in 2011. The change in cash from investing activities is mainly attributable to the mineral resource property acquisitions in 2012.

Financing Activities

Net cash provided by financing activities was $100,399 in the three months ended November 30, 2012 compared to $Nil in the same period in 2011. Cash provided in 2012 was from private placement financings.

Revenue comparisons for the Quarter ended November 30, 2012 compared to the quarter ended November, 2011

For the three-month period ended November 30, 2012, the Company had $Nil in revenues compared to $Nil in revenues for the same three-month period in the prior year. The Company has generated $406,461 in revenues from inception on November 24, 2004 to November 30, 2012.

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

As of November 30, 2012, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Changing Consumer Preferences

The decision of a potential client to undergo an environmental audit or review may be based on ethical or commercial reasons. In some instances, or with certain businesses, there may be no assurance that an environmental review will result in any cost savings or increased revenues. As such, unless the ethical consideration is also a material factor, there may be no incentive for such businesses to undertake an environmental review. Changes in consumer and commercial preferences, or trends, toward or away from environmental issues may impact on businesses" decisions to undergo environmental reviews.

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

Quality of Service/Industry Practices

Demand for our services may be adversely affected if consumers lose confidence in the quality of our services or the industry"s practices. Adverse publicity may discourage businesses from buying our services and could have a material adverse effect on our financial condition and results of operations.

Unethical Business Practices

We may suffer negative publicity if we, any third party contractors we may engage, or any of our customers for whom we have implemented changes, are found to engage in any environmentally insensitive practices or other business practices that are viewed as unethical.

No Significant Customers

We currently have no long-term agreements with any customers. Many of our services may be provided on a "onetime" basis. Accordingly, we will require new customers on a continuous basis to sustain our operations.

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

Item 6. Exhibits

Exhibit	Description
Number

(i)	Articles of Incorporation; and (ii) Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
11/01/2013

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
11/01/2013