Form 10-Q
period 2013-02-28
Enertopia Corp.
filed 2013-04-10
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,314,451 common shares issued and outstanding as of April 9, 2013

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended February 28, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 28	August 31
	2013	2012

ASSETS

Current
Cash and cash equivalents	$5,597	$13,692
Owned securities (Note 4)	3,750	7,500
Accounts receivable	36,011	56,724
Prepaid expenses and deposit	10,338	10,731
Total current assets	55,696	88,647

Non-Current
Long term investments - Pro Eco & GSWPS (Note 5)	99,847	100,697
Deferred charges	-	-
Mineral Property (Note 6)	337,843	291,843
Total Assets	$493,386	$481,187

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$197,467	$126,770
Short Term Loan- related party (Note 7)	50,045	50,045
Due to related parties (Note 8)	223,807	187,808
Total Current Liabilities	471,319	364,623

Warrants Liability (Note 10)	-	9,789
	471,319	374,412
STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 30,154,415 common shares at February 28, 2013 and August 31,2012: 27,827,615	30,154	27,828
Additional paid-in capital	5,576,775	5,472,701
Deficit accumulated during the exploration stage	(5,584,862)	(5,393,754)
Total Stockholders' Equity	22,067	106,775
Total Liabilities and Stockholders' Equity	$493,386	$481,187

The accompanying notes are an integral part of these consolidated financial statements

F1

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO February 28, 2013
(Expressed in U.S. Dollars)

						DEFICIT
						ACCUMULATED
	COMMON STOCK		ADDITIONAL		STOCK	DURING	TOTAL
			PAID-IN		TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL		ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	-	$-	$-		$-	$-	$-

Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882		-	-	109,350

Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638		-	-	333,750

Stock to be issued	125,000	-	37,375		125	-	37,500

Comprehensive income (loss):
(Loss) for the period	-	-	-		-	(167,683)	(167,683)

Balance, August 31, 2005	6,705,000	6,580	473,895		125	(167,683)	312,917

Stock issued on September 29, 2005	-	125	-		(125)	-	-

Comprehensive income (loss):
(Loss) for the year	-	-	-		-	(200,091)	(200,091)

Balance, August 31, 2006	6,705,000	6,705	473,895		-	(367,774)	112,826

Units issued for cash at $0.50 per unit to related parties on March 6, 2007	92,740	93	163,236				163,329
(included stock based compensation of $116,959)
Stock issued for property on April 18, 2007	250,000	250	274,750		-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900		-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400		-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405		-	-	3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-		-	(607,397)	(607,397)

Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$	- $	$(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195		-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139		-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257		-	-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-		-	(372,535)	(372,535)

Balance, August 31, 2008	14,652,740	$14,653	$4,269,177		$-	$(1,347,706)	$2,936,124
Imputed interest for non-interest bearing loan	-	-	4,410		-	-	4,410
Stock-based compensation	-	-	35,780		-	-	35,780
Comprehensive income (loss):
(Loss) for the year	-	-	-		-	84,233	84,233
Balance, August 31, 2009	14,652,740	$14,653	$4,309,367		$-	$(1,263,473)	$3,060,547
Imputed interest for non-interest bearing loan			2,442				2,442
Stock-based compensation			78,858				78,858
Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500				125,000
Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068				83,625
Gain on settlement of the amount due to related parties			34,542				34,542
Comprehensive income (loss):
(Loss) for the year	-	-	-		-	(2,955,141)	(2,955,141)
Balance, August 31, 2010	15,710,240	15,710	4,632,777		-	(4,218,614)	429,873
Debt settlement on November 22, 2010	62,500	63	9,313				9,376
Debt settlement on November 19, 2010	100,000	100	14,900				15,000
Stock-based compensation			254,443				254,443
Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264		-		893,993
Share Issuance costs			(96,490)				(96,490)
Warrants issued on March 3, 2011			(848,459)				(848,459)
Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000				-
Debt settlement on March 16, 2011	78,125	78	12,422				12,500
Debt settlement on April 27, 2011	360,000	360	157,412				157,772
Debt settlement on April 27, 2011	100,000	100	45,900				46,000
Shares issued Wildhorse on April 11, 2011	500,000	500	74,500				75,000
Share issuance correction on Jun 4, 2011	4,000	4	(4)				-
Comprehensive income (loss):
(Loss) for the year						(165,405)	(165,405)

Balance, August 31, 2011	24,643,865	$24,644	$5,142,978		$-	$(4,384,019)	$783,603
Stock-based compensation			66,953				66,953
Shares issued Altar on October 11, 2011	100,000	100	9,900				10,000
Shares issued Wildhorse on March 30, 2012	150,000	150	14,850				15,000
Shares issued Tom Ihrke on April 10, 2012	93,750	94	9,281				9,375
Shares subscription for cash on April 13, 2012	2,080,000	2,080	191,499				193,579
Shares subscription for cash on July 27, 2012	600,000	600	29,400				30,000
Shares subscription for cash on August 24, 2012	160,000	160	7,840				8,000
Comprehensive income (loss):
(Loss) for the year						(1,009,735)	(1,009,735)

Balance, August 31, 2012	27,827,615	$27,828	$5,472,701		$-	$(5,393,754)	$106,775
Shares subscription for cash September 28, 2012	1,074,500	1,074	48,676				49,750
Shares issued Altar on October 24, 2012	100,000	100	5,900				6,000
Shares subscription for cash November 15, 2012	1,152,300	1,152	49,498				50,650
Comprehensive income (loss):
(Loss) for the period						(191,108)	(191,108)
Balance, February 28, 2013	30,154,415	30,154	5,576,774		-	(5,584,862)	22,067

The accompanying notes are an integral part of these consolidated financial statements

Enertopia Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					NOVEMBER 24, 2004
	THREE MONTHS ENDED		SIX Months Ended		TO
	February 28	February 29	February 28	February 29	February 28
	2013	2012	2013	2012	2013

Revenue
Non-renewal energy - natural gas and oil revenue	$-	$-	$-	$-	$374,342
Renewable energy - service revenue	-	-	-	-	32,119

	-	-	-	-	406,461
Cost of revenue
Non-renewable energy:
Natural gas and oil operating costs and royalties	-	-	-	-	141,197
Depletion	-	-	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	-	-	293,436
Renewable energy	-	-	-	310	48,050

	-	-	-	310	781,172

Gross Profit	-	-	-	(310)	(374,711)

Expenses
Accounting and audit	4,111	7,444	36,316	36,161	365,649
Sales & Marketing	-	-	-	-	846
Advertising & Promotions	201	3,718	3,893	6,449	78,950
Bank charges and interest expense	1,716	753	4,248	1,321	63,608
Consulting	49,655	66,324	101,907	135,990	1,695,677
Mineral exploration costs	3,310	549	13,380	140,657	520,869
Fees and dues	2,221	4,261	13,268	16,184	139,064
Insurance	4,116	4,357	8,232	8,713	68,347
Investor relations	-	17,744	-	31,122	123,814
Legal and professional	1,186	7,619	1,186	9,916	222,175
Office and miscellaneous	1,829	327	1,925	13,949	66,460
Rent	3,919	3,826	7,853	7,536	90,993
Telephone	1,128	1,054	2,075	2,579	19,655
Training & Conferences	-	-	-	-	15,486
Travel	-	10,637	2,014	19,190	109,357

Total expenses	73,392	128,613	196,297	429,767	3,580,950

(Loss) for the period before other items	(73,392)	(128,613)	(196,297)	(430,077)	(3,955,661)

Other income (expense)
Interest income	-	-	-	-	9,433
Impairment on long term investments			-	-	(197,910)
Others	-		-	-	22,775
Equity interest pick up	(850)	-	(850)	-	(17,744)
Gain (loss) on owned securities	-	(10,101)	(3,750)	(248,809)	(283,082)
Gain on disposition of oil and gas interests	-		-	-	522,976

Revaluation of warrants liability	-		9,789	113,303	896,019
Write down of oil and gas properties	-	-		-	(3,344,372)

Income (loss) before income taxes	(74,242)	(138,714)	(191,108)	(565,583)	(6,347,566)

Income tax recovery - deferred	-	-	-	-	762,704

Net loss and comprehensive loss for the period	$(74,242)	$(138,714)	$(191,108)	$(565,583)	$(5,584,862)

Basic and diluted income (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	30,154,415	24,743,865	29,474,521	24,743,865

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	SIX Months Ended		TO
	February 28,	February 29,	February 28,
	2013	2012	2013

Cash flows used in operating activities

Net Income (loss)	$(191,108)	$(565,583)	$(5,584,862)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	-	14,992	657,250
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,436
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	-	-	3,344,372
Gain on disposition of oil and gas properties	-	-	(522,976)
Fair value of warrants liabilities	(9,789)	(113,303)	(896,019)
Gain on owned securities	3,750	248,809	283,082
Equity pick-up	850	-	17,744
Impairment on long term investments	-		197,910
Imputed interest	-	-	17,396
Accrued loan interest	-	-	17,928
Income tax recovery	-	-	(762,704)
Other non-cash activities	-	-	30,153
Change in non-cash working capital items:			-
Accounts receivable	20,713	(5,774)	(28,262)
Prepaid expenses and deposit	393	27,298	13,946
Deferred charges	-	-	-
Accounts payable and accrued liabilities	70,697	114,878	179,228
Due to related parties	36,499	57,000	199,636

Net cash (used in) operating activities	(67,995)	(221,683)	(2,206,753)

Cash flows from (used in) investing activities

Proceeds from sale of marketable securities	-	-	56,241
Oil and gas properties acquisition and divestment	-	-	(345,180)
Proceeds from sale of oil and gas interests	-	-	521,545
Mineral resource properties acquisition	(40,500)	(84,539)	(232,343)
Investment in GSWPS	-	(10,500)	(103,500)
Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028

Net cash from (used in) investing activities	(40,500)	(95,039)	52,791
Cash flows from financing activities
Promissory notes - related party	-	50,045	50,045
Net proceeds from subscriptions received	100,400	37,500	2,109,514

Net cash from financing activities	100,400	87,545	2,159,559

Increase (Decrease) in cash and cash equivalents	(8,095)	(229,177)	5,597

Cash and cash equivalents, beginning of period	13,692	263,152	-

Cash and cash equivalents, end of period	$5,597	$33,975	$5,597

Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2013
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the quarter ended February 28, 2013 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2012 audited annual consolidated financial statements and notes thereto.

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

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $191,108 for the six months ended February 28, 2013 [net loss $565,583 for the six months ended February 29, 2013] and as at February 28, 2013 has incurred cumulative losses of $5,584,862 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

As at February 28, 2013, owned securities consists of 375,000 common shares of Cheetah Oil & Gas Ltd.

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

During the quarter ended February 28, 2013, the Company recorded an equity loss of $Nil (February 29, 2012 – equity loss of $Nil), which resulted in a net investment of $32,197 (August 31, 2012 - $32,197).

Global Solar Water Power Systems Inc.

As at February 28, 2013, the Company has purchased 9.82% (August 31, 2012 – 9.82%) investment in Global Solar Water Power Systems Inc. (“GSWPS”). This was made by a cash contribution of $103,500 and accrued contribution of $42,000 and an issuance of 500,000 shares of the Company at $0.25 per share for a combined value of $270,500. GSWPS is owned by an executive officer of the Company.

During the August 31, 2012, year end, based on the management’s assessment of GSWPS’s current operations, the management determined that there was a decline in the fair value of the Company’s long- term investment in GSWPS to $68,500.

During the quarter ended February 28, 2013, the Company recorded an equity loss of $850 (February 29, 2012 – equity loss of $Nil), which resulted in a net investment of $67,650 (August 31, 2012 - $68,500).

Subsequent to quarter ended February 28, 2013, the Company settled the accrued contribution of $42,000 by reducing the Company’s interest in GSWPS to 8.14% from its current 9.86% interest and transferring this 1.72% interest to GSWPS.

6.	MINERAL PROPERTY

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement (“Option Agreement”) with the Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Option Agreement the Optionors have assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at February 28, 2013, the Company has issued 500,000 shares at price of $0.15 per share and 150,000 shares at price of $0.10 per share to the Optionors and made aggregate cash payment of $106,863 (August 31, 2012-$106,863); the Company has expensed exploration costs of $Nil (August 31, 2012-$143,680).

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources with respect to an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 7,148 acres from Altar Resources which holds the mining claims directly and indirectly through federal mining claims and state mineral exploration leases; or, represented that it would hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at February 28, 2013, the Company has made aggregate cash payments of $125,480 (August 31, 2012-$84,980) and issued 100,000 shares at price of $0.10 per share and 100,000 common shares at $0.06 per share to Altar Resources; during the six months ended February 28, 2013, the Company has expensed the exploration costs of $13,380 (February 29, 2012-$140,657).

7.	SHORT TERM LOAN

On February 9, 2012, the Company signed a Loan Agreement with Robert McAllister, director of the Company to borrow $50,045 (CAD$50,000). The loan is unsecured, was due on May 9, 2012 at an interest rate of 10% per annum and is now on a month to month term.

8.	RELATED PARTIES TRANSACTION

For the six months ended February 28, 2013, the Company was party to the following related party transactions:

•	Paid /accrued $30,000 (February 29, 2012: $30,000) to the President of the Company in consulting fees.
•	Paid/accrued $30,000 (February 29, 2012: $30,000) of consulting fees to a company controlled by a Director/CEO of the Company.
•	Paid/accrued $33,334 (February 29, 2012: $32,769) in consulting fees to a company controlled by the CFO of the Company.
•	Paid /accrued $6,000 (February 29, 2012: $21,000) in consulting fee to the CTO of the Company.
•	Paid / accrued $70 (February 29, 2012: $9,375) in consulting fee to the Senior VP, Business Development.
•	Included in accounts payable, $54,989 was payable to the officers/directors and the companies controlled by the officers/directors of the Company.
•	See Notes 5, 7and 11.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

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

As at February 28, 2013, the Company had 30,154,415 shares issued and outstanding.

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

For the six months ended February 28, 2013, the Company recorded $Nil (February 29, 2012 – $14,992) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the six months ended February 28, 2013 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2012	4,185,000	$0.15
Expired	(350,000)	-
Cancelled	(450,000)	-
Balance, February 28, 2013	3,385,000	$0.15

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Period ended February 28, 2012
Expected volatility	134.43%-142.22%
Risk-free interest rate	1.32%-1.46%
Expected life	5.00 years
Dividend yield	0.00%
Estimated fair value per option	$0.0630-$0.0684

The Company has the following options outstanding and exercisable.

February 28, 2013	Options outstanding			Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
				exercisable

$0.10	500,000	1.64 years	$0.10	500,000	$0.10
$0.10	650,000	1.83 years	$0.10	650,000	$0.10
$0.15	910,000	2.96 years	$0.15	910,000	$0.15
$0.15	150,000	3.02 years	$0.15	150,000	$0.15
$0.15	450,000	4.05 years	$0.15	225,000	$0.15
$0.15	25,000	4.11 years	$0.15	25,000	$0.15
$0.18	150,000	3.04 years	$0.18	150,000	$0.18
$0.20	150,000	2.48 years	$0.20	150,000	$0.20
$0.20	100,000	2.69 years	$0.20	100,000	$0.20
$0.25	300,000	3.26 years	$0.15	300,000	$0.15

	3,385,000	2.71 years	$0.15	3,385,000	$0.15

Warrants

8,729,000 Subscribers’ Warrants and 489,300 Broker’s Warrants issued in association with the private placement on March 3, 2011 meet the definition of a derivative. Since the exercise price of these warrants is denominated in Canadian dollars, which is different from the Company’s functional currency, the Subscribers’ Warrants and Broker’s Warrants are not considered indexed to the Company’s common shares and they cannot be classified within equity. Therefore the Subscribers’ Warrants and the Broker’s Warrants, which expires on March 3, 2013, are classified as warrants liability on the Company’s consolidated balance sheet.

The fair value of the Subscribers’ Warrants and the Broker’s Warrants was revalued on February 28, 2013, $Nil (August 31, 2012 - $87,939) using the Black-Scholes option pricing model with the following assumptions:

Period ended February 28,
2013
Exercise price (CDN dollars per warrant)	$0.20
Expected volatility	0.00%
Risk-free interest rate	1.15%
Expected life	0 year
Dividend yield	0.00%
Estimated fair value per warrant (CDN dollars)	$0.00

11.	COMMITMENTS – OTHER

	(a)	The Company has a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$700 plus HST per month.

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

(e)

On October 9, 2009, the Company entered into a consulting agreement with the chief technical officer of the Company for $1,000 per month. On March 1, 2013 the company renewed the agreement with a monthly rate of $10 per month

(f)

On February 28, 2010, the Company entered into an Asset and Share Purchase Agreement with the Company’s chief technical officer - Mr. Mark Snyder to acquire up to 20% ownership interest of GSWPS. As at February 28, 2013, the Company has acquired 9.82% (August 31, 2012 – 9.82%) (see Note 5). Subsequent to quarter ended February 28, 2013, the Company On March 1, 2013, settled the Debt of $42,000 by reducing the Company’s interest in GSWPS to 8.14% from its current 9.86% interest, and transferring this 1.72% interest to the GSWPS is prepared to accept such compensation in full satisfaction of the Debt. No further monthly payments of $3,500 will be made.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Mining exploration
Quarter ended February 28, 2013	Renewable energy	and development	Corporate	Consolidated
Revenues	$-	$-	$-	$-

Net income (loss) from operations		(13,380)	(172,231)	(185,611)

Total assets	$99,847	$337,843	$55,696	$493,386

The operations of the Group are located geographically in the United States. The administrative functions are all located geographically in Canada.

13.	COMPARATIVE FIGURES

Certain 2011 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2012.

14.	SUBSEQUENT EVENTS

(a)

On October 6, 2009 the Company entered into a month to month consulting agreement with Mr. Mark Snyder, whereby Mr. Snyder would act as the Chief Technical Officer and be paid a monthly fee of $1,000. On March 1, 2013, the Company has entered into a month to month consulting agreement, which changes the monthly fee to $10.

(b)

On March 1, 2013, the Company settled the debt incurred of $16,000 from September 1, 2011 to February 28, 2013 for consulting fees with Mr. Mark Snyder by issuing 160,000 restricted common shares of the Company at a price of $0.10 per share.

(c) See Note 5.

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

Pursuant to the terms of the agreement Global Solar is required to pay our proportionate interest in any after tax profits on a quarterly basis. Our management obtained an independent valuation dated February 5, 2010 in support of the value ascribed to the proposed equity interest in Global Solar. As at February 28, 2013, we have paid $103,500 and accrued $42,000 in US dollars and issued 500,000 restricted shares of our common stock, following which we have acquired 9.82% equity interest in Global Solar.

On March 1, 2013, the Company settled the accrued contribution of $42,000 by reducing the Company’s interest in GSWPS to 8.14% from its current 9.86% interest and transferring this 1.72% interest to GSWPS.

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

Copper Hills Project, New Mexico

On January 31, 2011, we entered into a letter of intent and paid US$7,500 deposit to the Optionor. On April 11, 2011, we signed a Mineral Purchase Option Agreement with Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”) respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, we are required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at February 28, 2013, total consideration including cash paid and common stock issued was $196,863; the Company has expensed the exploration costs of $0 (August 31, 2012: $143,680).

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

There are 76 federal located unpatented mining claims.

CLAIM NAME	BUREAU OF LAND MANAGEMENT			SOCORRO COUNTY, NEW MEXICO, RECORDATION MC LOCATION INSTRUMENT NO.
	SERIAL NO.	MC LOCATION	MC DATE RECEIVED			MAINTENANCE YEAR
						2012	2011
COPPER HILLS #1	NMMC169266	9/14/2000	27/10/2000		Book 503 Page 3660
WILDHORSE 1	NMMC190849	3/1/2011	22/04/2011	3/11/2011	201100729
WILDHORSE 2	NMMC190850	3/1/2011	22/04/2011	3/11/2011	201100730
WILDHORSE 3	NMMC190851	3/1/2011	22/04/2011	3/11/2011	201100731
WILDHORSE 4	NMMC190852	3/1/2011	22/04/2011	3/11/2011	201100732
WILDHORSE 5	NMMC190853	3/1/2011	22/04/2011	3/11/2011	201100733
WILDHORSE 6	NMMC190854	3/1/2011	22/04/2011	3/11/2011	201100734
WILDHORSE 7	NMMC190855	3/1/2011	22/04/2011	3/11/2011	201100735
WILDHORSE 8	NMMC190856	3/1/2011	22/04/2011	3/11/2011	201100736
WILDHORSE 9	NMMC190857	3/1/2011	22/04/2011	3/11/2011	201100737
WILDHORSE 10	NMMC190858	3/1/2011	22/04/2011	3/11/2011	201100738
WILDHORSE 11	NMMC190859	3/1/2011	22/04/2011	3/11/2011	201100739
WILDHORSE 12	NMMC190860	3/1/2011	22/04/2011	3/11/2011	201100740
WILDHORSE 13	NMMC190861	3/1/2011	22/04/2011	3/11/2011	201100741
WILDHORSE 14	NMMC190862	3/1/2011	22/04/2011	3/11/2011	201100742
WILDHORSE 15	NMMC190863	3/1/2011	22/04/2011	3/11/2011	201100743
TIMBERWOLF 16	NMMC190864	3/1/2011	22/04/2011	3/11/2011	201100744

TIMBERWOLF 17	NMMC190865	3/1/2011	22/04/2011	3/11/2011	201100745
TIMBERWOLF 18	NMMC190866	3/1/2011	22/04/2011	3/11/2011	201100746
TIMBERWOLF 19	NMMC190867	3/1/2011	22/04/2011	3/11/2011	201100747
TIMBERWOLF 20	NMMC190868	3/1/2011	22/04/2011	3/11/2011	201100748
WILDHORSE 21	NMMC190869	3/1/2011	22/04/2011	3/11/2011	201100749
WILDHORSE 22	NMMC190870	3/1/2011	22/04/2011	3/11/2011	201100750
WILDHORSE 23	NMMC190871	2/28/2011	22/04/2011	3/11/2011	201100751
WILDHORSE 24	NMMC190872	2/28/2011	22/04/2011	3/11/2011	201100752
TIMBERWOLF 25	NMMC190873	2/28/2011	22/04/2011	3/11/2011	201100753
TIMBERWOLF 26	NMMC190874	2/28/2011	22/04/2011	3/11/2011	201100754
TIMBERWOLF 27	NMMC190875	2/28/2011	22/04/2011	3/11/2011	201100755
TIMBERWOLF 28	NMMC190876	2/28/2011	22/04/2011	3/11/2011	201100756
TIMBERWOLF 29	NMMC190877	2/28/2011	22/04/2011	3/11/2011	201100757
WILDHORSE 30	NMMC190878	2/28/2011	22/04/2011	3/11/2011	201100758
WILDHORSE 31	NMMC190879	2/28/2011	22/04/2011	3/11/2011	201100759
WILDHORSE 32	NMMC190880	2/28/2011	22/04/2011	3/11/2011	201100760
WILDHORSE 33	NMMC190881	2/28/2011	22/04/2011	3/11/2011	201100761
WILDHORSE 34	NMMC190882	2/28/2011	22/04/2011	3/11/2011	201100762
WILDHORSE 35	NMMC190883	2/28/2011	22/04/2011	3/11/2011	201100763
WILDHORSE 36	NMMC190884	2/28/2011	22/04/2011	3/11/2011	201100764
WILDHORSE 37	NMMC190885	2/28/2011	22/04/2011	3/11/2011	201100765
WILDHORSE 38	NMMC190886	2/28/2011	22/04/2011	3/11/2011	201100766
WILDHORSE 39	NMMC190887	2/28/2011	22/04/2011	3/11/2011	201100767
WILDHORSE 40	NMMC190888	2/28/2011	22/04/2011	3/11/2011	201100768
WILDHORSE 41	NMMC190889	2/28/2011	22/04/2011	3/11/2011	201100769
WILDHORSE 42	NMMC190890	2/28/2011	22/04/2011	3/11/2011	201100770
WILDHORSE 43	NMMC190891	2/28/2011	22/04/2011	3/11/2011	201100771
WILDHORSE 44	NMMC190892	2/28/2011	22/04/2011	3/11/2011	201100772
WILDHORSE 45	NMMC190893	2/28/2011	22/04/2011	3/11/2011	201100773
WILDHORSE 46	NMMC190894	2/28/2011	22/04/2011	3/11/2011	201100774
WILDHORSE 47	NMMC190895	2/28/2011	22/04/2011	3/11/2011	201100775
WILDHORSE 48	NMMC190896	2/28/2011	22/04/2011	3/11/2011	201100776
WILDHORSE 49	NMMC190897	2/28/2011	22/04/2011	3/11/2011	201100777
WILDHORSE 50	NMMC190898	2/28/2011	22/04/2011	3/11/2011	201100778
WILDHORSE 51	NMMC190899	2/28/2011	22/04/2011	3/11/2011	201100779
WILDHORSE 52	NMMC190900	2/28/2011	22/04/2011	3/11/2011	201100780
WILDHORSE 53	NMMC190901	2/28/2011	22/04/2011	3/11/2011	201100781
WILDHORSE 54	NMMC190902	2/28/2011	22/04/2011	3/11/2011	201100782
WILDHORSE 55	NMMC190903	2/28/2011	22/04/2011	3/11/2011	201100783
WILDHORSE 56	NMMC191754	9/22/2011	06/12/2011	10/21/2011	201102627
WILDHORSE 57	NMMC191755	9/22/2011	06/12/2011	10/21/2011	201102628
WILDHORSE 58	NMMC191756	9/22/2011	06/12/2011	10/21/2011	201102629
WILDHORSE 59	NMMC191757	9/22/2011	06/12/2011	10/21/2011	201102630

WILDHORSE 60	NMMC191758	9/22/2011	06/12/2011	10/21/2011	201102631
WILDHORSE 61	NMMC191759	9/22/2011	06/12/2011	10/21/2011	201102632
WILDHORSE 62	NMMC191760	9/22/2011	06/12/2011	10/21/2011	201102633
WILDHORSE 63	NMMC191761	9/22/2011	06/12/2011	10/21/2011	201102634
WILDHORSE 64	NMMC191762	9/22/2011	06/12/2011	10/21/2011	201102635
WILDHORSE 65	NMMC191763	9/22/2011	06/12/2011	10/21/2011	201102636
WILDHORSE 66	NMMC191764	9/22/2011	06/12/2011	10/21/2011	201102637
WILDHORSE 67	NMMC191765	9/22/2011	06/12/2011	10/21/2011	201102638
WILDHORSE 68	NMMC191766	9/22/2011	06/12/2011	10/21/2011	201102639
WILDHORSE 69	NMMC191767	9/22/2011	06/12/2011	10/21/2011	201102640
WILDHORSE 70	NMMC191768	9/22/2011	06/12/2011	10/21/2011	201102641
WILDHORSE 71	NMMC191769	9/22/2011	06/12/2011	10/21/2011	201102642
WILDHORSE 72	NMMC191770	9/22/2011	06/12/2011	10/21/2011	201102643
WILDHORSE 73	NMMC191771	9/22/2011	06/12/2011	10/21/2011	201102644
WILDHORSE 74	NMMC191772	9/22/2011	06/12/2011	10/21/2011	201102645
WILDHORSE 75	NMMC191773	9/22/2011	06/12/2011	10/21/2011	201102646

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

Mildred Peak Project, Arizona

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources with respect to an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 7,148 acres from Altar Resources which holds the mining claims directly and indirectly through federal mining claims and state mineral exploration leases; or, represented that it would hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at February 28, 2013, the Company has made aggregate cash payments of $125,480 and issued 100,000 shares at price of $0.10 per share and issued 100,000 shares at a price of $0.06 to Altar Resources; the Company has expensed the exploration costs of $13,380 (August 31, 2012- $31,423).

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2014 other than office computers, furnishings, and communication equipment as required.

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

On October 9, 2009, the Company entered into a consulting agreement with Mark Snyder as the Chief Technical Officer. A fee of $1,000 is accrued per month. On March 1, 2013, the Company renewed his agreement to a monthly rate of $10 per month.

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

Results of Operations – Three Months Ended February 28, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2012, which are included herein.

Our operating results for the three months ended February 28, 2013, for the three months ended February 29, 2012 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended February 28, 2013		Three Months Ended February 29, 2012		Change Between Three Month Period Ended February 28, 2013and February 29, 2012
Revenue (cost recovery)	$	$ Nil	$	Nil	$	Nil
Other (income) expenses		850		10,101		(9,251)
General and administrative		67,895		128,613		(60,718)
Interest expense		1,716		753		963
Consulting fees		49,655		66,324		(16,669)
Exploration expenses		3,310		549		2,771
Professional Fees		5,297		15,063		(9,766)
Net (loss)		(74,242)		(138,714)		64,472

Our accumulated losses increased to $5,579,365 as of February 28, 2013. Our financial statements report a net loss of $68,745 for the three-month period ended February 28, 2013, compared to a net loss of $138,714 for the three-month period ended February 29, 2013. Our losses have decreased over the three month period primarily due to reduced costs in consulting, investor relations, professional fees and travel.

Results of Operations –Six Months Ended February 28, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended February 28, 2013, which are included herein.

Our operating results for the six months ended February 28, 2013, for the six months ended February 29, 2012, and the changes between those periods for the respective items are summarized as follows:

		Six Months Ended February 28, 2013		Six Months Ended February 29, 2012		Change Between Six Month Period Ended February 28, 2013 and February 29, 2012
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Other (income)/expenses		(5,189)		135,506		140,695
General and administrative		190,800		429,767		(238,967)

Interest expense	4,248	1,321	2,927
Write down in carrying value of oil and gas properties	Nil	Nil	Nil
Consulting fees	101,907	135,990	(34,083)
Exploration Expenses	13,380	140,657	(127,277)
Professional Fees	37,502	46,077	(8,575)
Net loss	(191,108)	(565,583)	(374,475)

As at February 28, 2013, we had $471,319 in current liabilities. Our net cash used in operating activities for the six months ended February 28, 2013 was $67,996 compared to $221,683 used in the six months ended February 29, 2012. Our accumulated losses increased to $5,584,862as of February 28, 2013. Our financial statements report a net loss of $191,108 for the six month period ended February 28, 2013 compared to a net loss of $565,583 for the six month period ended February 29, 2012. Overall our losses have decreased substantially over the six month period primarily due to the decrease in mineral exploration costs, investor relations, travel, loss on owned securities due to the expiration of the Lexaria and Cheetah warrants value that has been written off now, professional fees and consulting fees during February 28, 2013 compared to February 29, 2012.

Our total liabilities as of February 28, 2013 were $471,319 as compared to total liabilities of $374,412 as of August 31, 2012. The increase of the liabilities is due to the increase in accounts payable and the amounts due to related parties which is primarily for accrued consulting fees for the CEO of the Company.

Liquidity and Financial Condition

Working Capital
	At February 28,	At August 31,
	2013	2012
Current assets	$55,696	$88,647
Current liabilities	471,319	364,623
Working capital	$(415,623)	$(275,976)

Cash Flows
	Six Months Ended
	February 28	February 29
	2013	2012
Cash flows (used in) operating activities	$(67,995)	$(221,683)
Cash flows (used in) investing activities	(40,500)	(95,039)
Cash flows (used in) financing activities	100,400	90,039
Net increase (decrease) in cash during period	$(8,095)	$(229,177)

Operating Activities

Net cash used in operating activities was $67,995 in the six months ended February 28, 2013 compared with net cash used in operating activities of $221,683 in the same period in 2012. The decrease in cash used mostly results from less operating costs incurred in the current period.

Investing Activities

Net cash used in investing activities was $40,500 in the six months ended February 28, 2013, compared to net cash used in investing activities of $95,039 in the same period in 2012. The change in cash used in investing activities is mainly attributable to more costs related to the mineral resource property acquisitions in 2012 and the investment in GSWPS in 2012.

Financing Activities

Net cash provided by financing activities was $100,400 in the six months ended February 28, 2013 compared to $87,545 in the same period in 2012. Cash provided in 2013 was from private placement financing and in 2012 was from private placement financings and a loan to the Company provided by the President.

Revenue comparisons for the Quarter ended February 28, 2013 compared to the quarter ended February 29, 2012

For the six-month period ended February 28, 2013, the Company had $Nil in revenues compared to $Nil in revenues for the same six-month period in the prior year. The Company has generated $406,461 in revenues from inception on November 24, 2004 to February 28, 2013.

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

As of February 28, 2013, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
09/04/2013

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
09/04/2013