Form 10-Q
period 2013-05-31
Enertopia Corp.
filed 2013-07-12
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number 000-51866

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

[   ] YES                                             [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,314,415 common shares issued and outstanding as of July 9, 2013

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended May 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31	August 31
	2013	2012

ASSETS
Current
Cash and cash equivalents	$3,576	$13,692
Owned securities (Note 4)	3,750	7,500
Accounts receivable	7,884	56,724
Prepaid expenses and deposit	14,835	10,731
Total current assets	30,045	88,647

Non-Current
Long term investments - Pro Eco & GSWPS (Note 5)	88,128	100,697
Mineral Property (Note 6)	196,863	291,843
Total Assets	$315,036	$481,187

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$236,700	$126,770
Short Term Loan- related party (Note 7)	50,045	50,045
Due to related parties (Note 8)	180,808	187,808
Total Current Liabilities	467,553	364,623

Warrants Liability (Note 10)	-	9,789
	467,553	374,412
STOCKHOLDERS' EQUITY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
30,314,415 common shares at May 31, 2013 and August 31,2012:27,827,615	30,314	27,828
Additional paid-in capital	5,622,896	5,472,701
Deficit accumulated during the exploration stage	(5,805,727)	(5,393,754)
Total Stockholders' Equity	(152,517)	106,775
Total Liabilities and Stockholders' Equity	$315,036	$481,187

The accompanying notes are an integral part of these consolidated financial statements

F1

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO May 31, 2013
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350
Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750
Stock to be issued	125,000	-	37,375	125	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917
Stock issued on September 29, 2005	-	125	-	(125)	-	-
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826
Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236			163,329

Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)

Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)

Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124
Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410
Stock-based compensation	-	-	35,780	-	-	35,780
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233

Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547
Imputed interest for non-interest bearing loan			2,442			2,442
Stock-based compensation			78,858			78,858
Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500			125,000
Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068			83,625
Gain on settlement of the amount due to related parties			34,542			34,542
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)

Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	(4,218,614)	429,873
Debt settlement on November 22, 2010	62,500	63	9,313			9,376
Debt settlement on November 19, 2010	100,000	100	14,900			15,000
Stock-based compensation			254,443			254,443
Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264	-		893,993
Share Issuance costs			(96,490)			(96,490)
Warrants issued on March 3, 2011			(848,459)			(848,459)
Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000			-
Debt settlement on March 16, 2011	78,125	78	12,422			12,500

Debt settlement on April 27, 2011	360,000	360	157,412			157,772
Debt settlement on April 27, 2011	100,000	100	45,900			46,000
Shares issued Wildhorse on April 11, 2011	500,000	500	74,500			75,000
Share issuance correction on Jun 4, 2011	4,000	4	(4)			-
Comprehensive income (loss):
(Loss) for the year					(165,405)	(165,405)

Balance, August 31, 2011	24,643,865	$24,644	$5,142,978	$-	$(4,384,019)	$783,603
Stock-based compensation			66,953			66,953
Shares issued Altar on October 11, 2011	100,000	100	9,900			10,000
Shares issued Wildhorse on March 30, 2012	150,000	150	14,850			15,000
Shares issued Tom Ihrke on April 10, 2012	93,750	94	9,281			9,375
Shares subscription for cash on April 13, 2012	2,080,000	2,080	191,499			193,579
Shares subscription for cash on July 27, 2012	600,000	600	29,400			30,000
Shares subscription for cash on August 24, 2012	160,000	160	7,840			8,000
Comprehensive income (loss):
(Loss) for the year					(1,009,735)	(1,009,735)

Balance, August 31, 2012	27,827,615	$27,828	$5,472,701	$-	$(5,393,754)	$106,775
Shares subscription for cash on September 28, 2012	1,074,500	1,074	48,676			49,750
Shares issued Altar on October 24, 2012	100,000	100	5,900			6,000

Units issued for cash at $0.05 per unit on November 15, 2012	1,152,300	1,152	49,498			50,650
Shares issued to Mark Snyder for debt settlement on March 1, 2013 (Note 9)	160,000	160	15,840			16,000
GSWPS interest (Note 5)			30,281			30,281
Comprehensive income (loss):
(Loss) for the year					(411,973)	(411,973)
Balance , May 31, 2013	30,314,415	30,314	5,622,896	-	(5,805,727)	(152,517)

The accompanying notes are an integral part of these consolidated financial statements

Enertopia Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

						CUMULATIVE
						PERIOD FROM
						INCEPTION
						NOVEMBER 24, 2004
	THREE MONTHS ENDED			NINE Months Ended		TO
	May 31	May 31		May 31	May 31	May 31
	2013	2012		2013	2012	2013

Revenue
Non-renewal energy - natural gas and oil revenue	$-	$-	$	- $	-	$374,342
Renewable energy - service revenue	-	-		-	-	32,119

	-	-		-	-	406,461
Cost of revenue
Non-renewable energy:
Natural gas and oil operating costs and royalties	-	-		-	-	141,197
Depletion	-	-		-	-	298,489
Write-down in carrying value of oil and gas property	-	-		-	-	293,436
Renewable energy	-	-		-	310	48,050

	-	-		-	310	781,172

Gross Profit	-	-		-	(310)	(374,711)

Expenses
Accounting and audit	12,307	4,066		48,623	40,227	377,956
Sales & Marketing	-	-		-	-	846
Advertising & Promotions	923	2,017		4,816	8,466	79,873
Bank charges and interest expense	1,287	1,683		5,534	3,004	64,894
Consulting	46,282	75,530		148,189	211,520	1,741,959
Mineral exploration costs	-	11		13,380	140,668	520,869
Fees and dues	5,076	12,177		18,344	28,361	144,140
Insurance	4,117	4,357		12,349	13,070	72,464
Investor relations	-	22,688		-	53,810	123,814
Legal and professional	1,094	9,023		2,280	18,939	223,269
Office and miscellaneous	(314)	4,205		1,611	18,154	66,146
Rent	3,465	4,694		11,318	12,230	94,458
Telephone	584	1,820		2,659	4,399	20,239
Training & Conferences	-	5,238		-	5,238	15,486
Travel	5,065	16,576		7,079	35,766	114,422
Total expenses	79,886	164,085		276,182	593,852	3,660,835

(Loss) for the period before other items	(79,886)	(164,085)		(276,182)	(594,162)	(4,035,546)

Other income (expense)
Interest income	-	-		-	-	9,433
Impairment on long term investments				-	-	(197,910)
Others	-			-	-	22,775
Equity interest pick up	-	-		(850)	-	(17,744)
Loss on owned securities	-	(60,362)		(3,750)	(309,171)	(283,082)
Gain on disposition of oil and gas interests	-			-	-	522,976
Revaluation of warrants liability	-	11,162		9,789	124,465	896,019
Write down of oil and gas properties	(140,980)	-		(140,980)	-	(3,485,352)

Income (loss) before income taxes	(220,866)	(213,285)		(411,973)	(778,868)	(6,568,431)

Income tax recovery - deferred	-	-		-	-	762,704

Net loss and comprehensive loss for the period	$(220,866)	$(213,285)		$(411,973)	$(778,868)	$(5,805,727)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)		$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	30,314,415	25,982,139		29,756,976	25,144,672

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	NINE Months Ended		TO
	May 31,	May 31,	May 31,
	2013	2012	2013
Cash flows used in operating activities
Net Income (loss)	$(411,973)	$(778,868)	$(5,805,727)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	-	32,581	657,250
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,436
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	140,980	-	3,485,352
Gain on disposition of oil and gas properties	-	-	(522,976)
Fair value of warrants liabilities	(9,789)	(124,465)	(896,019)
Loss on owned securities	3,750	309,171	283,082
Equity pick-up	850	-	17,744
Impairment on long term investments	-		197,910
Imputed interest	-	-	17,396
Accrued loan interest	-	-	17,928
Income tax recovery	-	-	(762,704)
Other non-cash activities	-	-	30,153
Change in non-cash working capital items:			-
Accounts receivable	48,840	(15,918)	(135)
Prepaid expenses and deposit	(4,104)	28,505	9,449
Deferred charges	-	-	-
Accounts payable and accrued liabilities	109,930	76,569	233,461
Due to related parties	51,000	94,875	141,637
Net cash (used in) operating activities	(70,516)	(377,550)	(2,266,774)

Cash flows from (used in) investing activities
Proceeds from sale of marketable securities	-	-	56,241
Oil and gas properties acquisition and divestment	-	-	(345,180)
Proceeds from sale of oil and gas interests	-	-	521,545
Mineral resource properties acquisition	(40,000)	(81,652)	(232,343)
Investment in GSWPS	-	(31,500)	(45,500)
Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028
Net cash from (used in) investing activities	(40,000)	(113,152)	110,791

Cash flows from financing activities
Promissory notes - related party	-	50,045	50,045
Net proceeds from subscriptions received	100,400	231,080	2,109,514
Net cash from financing activities	100,400	281,125	2,159,559

Increase (Decrease) in cash and cash equivalents	(10,116)	(209,577)	3,576
Cash and cash equivalents, beginning of period	13,692	263,152	-
Cash and cash equivalents, end of period	$3,576	$53,575	$3,576
Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the period ended May 31, 2013 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2012 audited annual consolidated financial statements and notes thereto.

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

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $411,973 for the nine months ended May 31, 2013 [net loss $778,868 for the nine months ended May 31, 2012] and as at May 31, 2013 has incurred cumulative losses of $5,805,727 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

In December, 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, in an effort to improve comparability between US GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. This guidance is effective as of the beginning of a fiscal year that begins after January 1, 2013. The adoption of the new guidance is not expected to have an impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220); Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income." This updated guidance improves the reporting of significant items reclassified out of accumulated other comprehensive income and requires an entity to present, either on the face of the statement where net income is presented or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of the new guidance is not expected to have an impact on the Company’s financial statements.

In March 2013, the Financial Accounting Standards Board (“ FASB” ) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent ’ s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter starting from April 1, 2014. We are currently reviewing the provisions of ASU No. 2013-05 on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.	OWNED SECURITIES

As at May 31, 2013 owned securities consist of 375,000 common shares of Cheetah Oil & Gas Ltd. obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Cheetah Oil & Gas Ltd. was $0.01 per share as at May 31, 2013 ( August 31, 2012 - $0.01).

5.	LONG TERM INVESTMENTS

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership. The Chairman of the Company is a Director in Pro Eco Energy which established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting is adopted for the investment.

During the quarter ended May 31, 2013, the Company recorded an equity loss of $Nil (May 31, 2012 – equity loss of $Nil), which resulted in a net investment of $32,197 (August 31, 2012 - $32,197).

Global Solar Water Power Systems Inc.

As of February 28, 2013, the Company had purchased 9.82% (August 31, 2012 – 9.82%) investment in Global Solar Water Power Systems Inc. (“GSWPS”). This was made by a cash contribution of $103,500 and accrued contribution of $42,000 and an issuance of 500,000 shares of the Company at $0.25 per share for a combined value of $270,500. During the quarter ended May 31, 2013, the Company settled the accrued contribution of $42,000 by reducing the Company’s interest in GSWPS to 8.14% from the 9.82% interest and transferring this 1.68% interest back to GSWPS. GSWPS is owned by an executive officer of the Company.

During the August 31, 2012 year end, based on the management’s assessment of GSWPS’s current operations, the management determined that there was a decline in the fair value of the Company’s long- term investment in GSWPS to $68,500.

For the nine months ended May 31, 2013, the Company recorded an equity loss of $850 (for the nine months ended May 31, 2012 – equity loss of $Nil) and an equity refund of $11,719, which resulted in a net investment of $55,931 (August 31, 2012 - $68,500).

6.	MINERAL PROPERTY

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement (“Option Agreement”) with the Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Option Agreement the Optionors have assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at May 31, 2013, the Company has issued 500,000 shares at price of $0.15 per share and 150,000 shares at price of $0.10 per share to the Optionors and made aggregate cash payment of $106,863 (August 31, 2012-$106,863); the Company has expensed exploration costs of $143,680 (August 31, 2012-$143,680). Subsequent to quarter ended May 31, 2013, on June 26, 2013, the Company has terminated the Option agreement and has written off $106,863 of capital costs.

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources with respect to an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 7,148 acres from Altar Resources which holds the mining claims directly and indirectly through federal mining claims and state mineral exploration leases; or, represented that it would hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at February 28, 2013, the Company had made aggregate cash payments of $124,980 (August 31, 2012-$84,980) and issued 100,000 shares at price of $0.10 per share and 100,000 common shares at $0.06 per share to Altar Resources; along with expensed incurred exploration costs of $13,380. On May 30, 2013, the Company terminated the Option Agreement and has written off $140,980 of capital costs.

7.	SHORT TERM LOAN

On February 9, 2012, the Company signed a Loan Agreement with Robert McAllister, director of the Company, to borrow $50,045 (CAD$50,000). The loan is unsecured, was due on May 9, 2012 at an interest rate of 10% per annum and is now on a month to month term.

8.	RELATED PARTIES TRANSACTION

For the nine months ended May 31, 2013, the Company was party to the following related party transactions:

Paid/accrued $45,000 (May 31, 2012: $45,000) to the President of the Company in consulting fees.
Paid/accrued $45,000 (May 31, 2012: $45,000) of consulting fees to a company controlled by a Director/CEO of the Company.
Paid/accrued $49,500CAD (May 31, 2012: $49,500CAD) in consulting fees to a company controlled by the CFO of the Company.
Paid /accrued $6,030 (May 31, 2012: $9,000) in consulting fee to the CTO of the Company.
Paid / accrued $100 (May 31, 2012: $9,375) in consulting fee to the Senior VP, Business Development.
Included in accounts payable, $85,697 was payable to the officers/directors and the companies controlled by the officers/directors of the Company.
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

As at May 31, 2013, the Company had 30,314,415 shares issued and outstanding.

10.	STOCK OPTIONS AND WARRANTS

Stock Options

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

For the nine months ended May 31, 2013, the Company recorded $Nil (May 31, 2012 – $32,581) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the nine months ended May 31, 2013 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2012	4,185,000	$0.15
Expired	(350,000)	-
Cancelled	(450,000)	-
Balance, May 31, 2013	3,385,000	$0.15

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Period ended May 31, 2012
Expected volatility	134.43%-142.22%
Risk-free interest rate	1.32%-1.46%
Expected life	5.00 years
Dividend yield	0.00%
Estimated fair value per option	$0.0630-$0.0684

The Company has the following options outstanding and exercisable.

May 31, 2013	Options outstanding				Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
				exercisable

$0.10	500,000	1.39 years	$0.10	500,000	$0.10
$0.10	650,000	1.58 years	$0.10	650,000	$0.10
$0.15	910,000	2.71 years	$0.15	910,000	$0.15
$0.15	150,000	2.77 years	$0.15	150,000	$0.15
$0.15	450,000	3.80 years	$0.15	225,000	$0.15
$0.15	25,000	4.11 years	$0.15	25,000	$0.15
$0.18	150,000	2.23 years	$0.18	150,000	$0.18
$0.20	150,000	2.23 years	$0.20	150,000	$0.20
$0.20	100,000	2.44 years	$0.20	100,000	$0.20
$0.25	300,000	3.01 years	$0.15	300,000	$0.15

	3,385,000	2.46 years	$0.15	3,385,000	$0.15

Warrants

As at May 31, 2013, the Company has 5,429,800 warrants issued and outstanding. A summary of warrants as at May 31, 2013 is as follows:

Number	Exercise	Expiry
Outstanding [1]	Price	Date

2,224,200	$0.15; $0.20 after 12 months	April 13, 2014
660,000	$0.10; $0.20 after 12 months	July 27, 2015
176,000	$0.10; $0.20 after 12 months	Aug 24, 2015
1,154,000	$0.10; $0.20 after 12 months	Sep 28, 2015
1,215,600	$0.10; $0.20 after 12 months	Nov 15, 2015
5,429,800	$0.12

1.	Each warrant entitles a holder to purchase one common share.

8,729,000 Subscribers’ Warrants and 489,300 Broker’s Warrants issued in association with the private placement on March 3, 2011 meet the definition of a derivative. Since the exercise price of these warrants is denominated in Canadian dollars, which is different from the Company’s functional currency, the Subscribers’ Warrants and Broker’s Warrants are not considered indexed to the Company’s common shares and they cannot be classified within equity. The Subscribers’ Warrants and the Broker’s Warrants, which have expired on March 3, 2013, were previously classified as warrants liability on the Company’s consolidated balance sheet.

The fair value of the Subscribers’ Warrants and the Broker’s Warrants was revalued on May 31, 2013, $Nil (August 31, 2012 - $87,939) using the Black-Scholes option pricing model with the following assumptions:

Period ended May 31, 2013
Exercise price (CDN dollars per warrant)	$0.20
Expected volatility	0.00%
Risk-free interest rate	1.15%
Expected life	0 year
Dividend yield	0.00%
Estimated fair value per warrant (CDN dollars)	$0.00

11.	COMMITMENTS – OTHER

	(a)	The Company has a month-to-month rental arrangement for office space in Kelowna, British Columbia, Canada for CAD$700 plus HST/GST per month.

(b)

The Company has a consulting agreement with CAB Financial Services Ltd. (‘CAB’), a corporation organized under the laws of the Province of British Columbia. CAB is a consulting company controlled by the chairman of the board and chief executive officer of the Company. CAB Financial Services Ltd. is to provide management consulting services for $5,000 per month plus HST/GST on a continuing basis.

	(c)	The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $5,000 per month plus HST/GST on a continuing basis.

(d)

On October 9, 2009, the Company entered into consulting agreement with BKB Management Ltd., a corporation organized under the laws of the Province of British Columbia. BKB Management Ltd. is a consulting company controlled by the chief financial officer of the Company. BKB Management provides management consulting services for CAD$4,500 per month plus HST/GST. Effective April 1, 2011, the consulting services are CAD$5,500 per month plus HST/GST.

(e)

On October 9, 2009, the Company entered into a consulting agreement with the chief technical officer of the Company for $1,000 per month. On March 1, 2013 the Company renewed the agreement with a monthly rate of $10 per month.

(f)

On February 28, 2010, the Company entered into an Asset and Share Purchase Agreement with the Company’s chief technical officer - Mr. Mark Snyder to acquire up to 20% ownership interest of GSWPS. As at February 28, 2013, the Company has acquired 9.82% (August 31, 2012 – 9.82%) (see Note 5). On March 1, 2013, the Company settled the accrued payments of $42,000 with Mr. Mark Snyden by reducing the Company’s interest in GSWPS to 8.14% from its current 9.82% interest, and transferring this 1.68% interest back to GSWPS as compensation in full satisfaction of the Debt.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Mining exploration
Quarter ended May 31, 2013	Renewable energy	and development	Corporate	Consolidated
Revenues	$-	$-	$-	$-

Net income (loss) from operations		(154,360)	(257,613)	(411,973)

Total assets	$99,847	$196,863	$30,045	$326,755

The operations of the Group are located geographically in the United States. The administrative functions are all located geographically in Canada.

13.	SUBSEQUENT EVENTS

a)

On June 26, 2013, the Company announced the termination of its Option Agreement that it had entered into on January 31, 2011 with Wildhorse Copper Inc. respecting the proposed option to purchase a 100% interest subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as Copper Hills. The property was approximately 1,150 acres of mining leases in New Mexico, USA. To date the Company has made aggregate cash payments of $106,863 and issued 500,000 shares at price of $0.15 per share and 150,000 common shares at $0.10 per share to Wildhorse Copper Inc.; and has incurred exploration costs totalling of $157,774.

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

On March 3, 2011, the Company closed a private placement of 8,729,000 units at a price of CAD$0.10 per unit for gross proceeds of CAD$872,900, or US$893,993. Each unit consisted of one common share in the capital of our company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share in the capital of our company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20. As per the terms of the Subscription Agreement, our company grants to the Subscribers a participation right to participate in future offerings of our securities as to their pro rata shares for a period of 12 months from the closing of the Private Placement. We paid broker commissions of $48,930 in cash and issued 489,300 brokers warrants. Each full warrant entitled the holder to purchase one additional common share in the capital of our company that expired on March 3, 2013, which was subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20.

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

On May 30, 2013, the Company terminated its Option Agreement with Altar Resources on Mildred Peak property.

On June 26, 2013, the Company terminated its Option Agreement with Wildhorse Copper Inc. on Copper Hills property.

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

Pursuant to the terms of the agreement Global Solar is required to pay our proportionate interest in any after tax profits on a quarterly basis. Our management obtained an independent valuation dated February 5, 2010 in support of the value ascribed to the proposed equity interest in Global Solar. As at February 28, 2013, we had paid $103,500 and accrued $42,000 in US dollars and issued 500,000 restricted shares of our common stock, following which we have acquired 9.82% equity interest in Global Solar.

On March 1, 2013, the Company settled the accrued contribution of $42,000 by reducing the Company’s interest in GSWPS to 8.14% from its current 9.82% interest and transferring this 1.68% interest back to GSWPS.

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

In November 2012, the Company had a valuation report completed on GSWPS by RWE Growth Partners Inc. As a result, the Company’s long-term investment in GSWPS has been written down to $68,500 as at August 31, 2012. The Company is expecting a new valuation report as at August 31, 2013 later this year.

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

Copper Hills Project, New Mexico

On January 31, 2011, we entered into a letter of intent and paid US$7,500 deposit to the Optionor. On April 11, 2011, we signed a Mineral Purchase Option Agreement with Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”) respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, we are required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at May 31, 2013, total consideration including cash paid and common stock issued was $196,863; the Company has expensed the exploration costs of $0 (August 31, 2012: $143,680).

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

There are 76 federal located unpatented mining claims.

	BUREAU OF LAND MANAGEMENT			SOCORRO COUNTY, NEW MEXICO, RECORDATION
						MAINTENANCE
CLAIM NAME		MC	MC DATE	MC		YEAR
	SERIAL NO.	LOCATION	RECEIVED	LOCATION	INSTRUMENT NO.	2012	2011

COPPER HILLS #1	NMMC169266	9/14/2000	27/10/2000		Book 503 Page 3660
WILDHORSE 1	NMMC190849	3/1/2011	22/04/2011	3/11/2011	201100729
WILDHORSE 2	NMMC190850	3/1/2011	22/04/2011	3/11/2011	201100730
WILDHORSE 3	NMMC190851	3/1/2011	22/04/2011	3/11/2011	201100731
WILDHORSE 4	NMMC190852	3/1/2011	22/04/2011	3/11/2011	201100732
WILDHORSE 5	NMMC190853	3/1/2011	22/04/2011	3/11/2011	201100733
WILDHORSE 6	NMMC190854	3/1/2011	22/04/2011	3/11/2011	201100734
WILDHORSE 7	NMMC190855	3/1/2011	22/04/2011	3/11/2011	201100735
WILDHORSE 8	NMMC190856	3/1/2011	22/04/2011	3/11/2011	201100736
WILDHORSE 9	NMMC190857	3/1/2011	22/04/2011	3/11/2011	201100737
WILDHORSE 10	NMMC190858	3/1/2011	22/04/2011	3/11/2011	201100738

WILDHORSE 11	NMMC190859	3/1/2011	22/04/2011	3/11/2011	201100739
WILDHORSE 12	NMMC190860	3/1/2011	22/04/2011	3/11/2011	201100740
WILDHORSE 13	NMMC190861	3/1/2011	22/04/2011	3/11/2011	201100741
WILDHORSE 14	NMMC190862	3/1/2011	22/04/2011	3/11/2011	201100742
WILDHORSE 15	NMMC190863	3/1/2011	22/04/2011	3/11/2011	201100743
TIMBERWOLF 16	NMMC190864	3/1/2011	22/04/2011	3/11/2011	201100744
TIMBERWOLF 17	NMMC190865	3/1/2011	22/04/2011	3/11/2011	201100745
TIMBERWOLF 18	NMMC190866	3/1/2011	22/04/2011	3/11/2011	201100746
TIMBERWOLF 19	NMMC190867	3/1/2011	22/04/2011	3/11/2011	201100747
TIMBERWOLF 20	NMMC190868	3/1/2011	22/04/2011	3/11/2011	201100748
WILDHORSE 21	NMMC190869	3/1/2011	22/04/2011	3/11/2011	201100749
WILDHORSE 22	NMMC190870	3/1/2011	22/04/2011	3/11/2011	201100750
WILDHORSE 23	NMMC190871	2/28/2011	22/04/2011	3/11/2011	201100751
WILDHORSE 24	NMMC190872	2/28/2011	22/04/2011	3/11/2011	201100752
TIMBERWOLF 25	NMMC190873	2/28/2011	22/04/2011	3/11/2011	201100753
TIMBERWOLF 26	NMMC190874	2/28/2011	22/04/2011	3/11/2011	201100754
TIMBERWOLF 27	NMMC190875	2/28/2011	22/04/2011	3/11/2011	201100755
TIMBERWOLF 28	NMMC190876	2/28/2011	22/04/2011	3/11/2011	201100756
TIMBERWOLF 29	NMMC190877	2/28/2011	22/04/2011	3/11/2011	201100757
WILDHORSE 30	NMMC190878	2/28/2011	22/04/2011	3/11/2011	201100758
WILDHORSE 31	NMMC190879	2/28/2011	22/04/2011	3/11/2011	201100759
WILDHORSE 32	NMMC190880	2/28/2011	22/04/2011	3/11/2011	201100760
WILDHORSE 33	NMMC190881	2/28/2011	22/04/2011	3/11/2011	201100761
WILDHORSE 34	NMMC190882	2/28/2011	22/04/2011	3/11/2011	201100762
WILDHORSE 35	NMMC190883	2/28/2011	22/04/2011	3/11/2011	201100763
WILDHORSE 36	NMMC190884	2/28/2011	22/04/2011	3/11/2011	201100764
WILDHORSE 37	NMMC190885	2/28/2011	22/04/2011	3/11/2011	201100765
WILDHORSE 38	NMMC190886	2/28/2011	22/04/2011	3/11/2011	201100766
WILDHORSE 39	NMMC190887	2/28/2011	22/04/2011	3/11/2011	201100767
WILDHORSE 40	NMMC190888	2/28/2011	22/04/2011	3/11/2011	201100768
WILDHORSE 41	NMMC190889	2/28/2011	22/04/2011	3/11/2011	201100769
WILDHORSE 42	NMMC190890	2/28/2011	22/04/2011	3/11/2011	201100770
WILDHORSE 43	NMMC190891	2/28/2011	22/04/2011	3/11/2011	201100771
WILDHORSE 44	NMMC190892	2/28/2011	22/04/2011	3/11/2011	201100772
WILDHORSE 45	NMMC190893	2/28/2011	22/04/2011	3/11/2011	201100773
WILDHORSE 46	NMMC190894	2/28/2011	22/04/2011	3/11/2011	201100774
WILDHORSE 47	NMMC190895	2/28/2011	22/04/2011	3/11/2011	201100775
WILDHORSE 48	NMMC190896	2/28/2011	22/04/2011	3/11/2011	201100776
WILDHORSE 49	NMMC190897	2/28/2011	22/04/2011	3/11/2011	201100777
WILDHORSE 50	NMMC190898	2/28/2011	22/04/2011	3/11/2011	201100778
WILDHORSE 51	NMMC190899	2/28/2011	22/04/2011	3/11/2011	201100779
WILDHORSE 52	NMMC190900	2/28/2011	22/04/2011	3/11/2011	201100780
WILDHORSE 53	NMMC190901	2/28/2011	22/04/2011	3/11/2011	201100781

WILDHORSE 54	NMMC190902	2/28/2011	22/04/2011	3/11/2011	201100782
WILDHORSE 55	NMMC190903	2/28/2011	22/04/2011	3/11/2011	201100783
WILDHORSE 56	NMMC191754	9/22/2011	06/12/2011	10/21/2011	201102627
WILDHORSE 57	NMMC191755	9/22/2011	06/12/2011	10/21/2011	201102628
WILDHORSE 58	NMMC191756	9/22/2011	06/12/2011	10/21/2011	201102629
WILDHORSE 59	NMMC191757	9/22/2011	06/12/2011	10/21/2011	201102630
WILDHORSE 60	NMMC191758	9/22/2011	06/12/2011	10/21/2011	201102631
WILDHORSE 61	NMMC191759	9/22/2011	06/12/2011	10/21/2011	201102632
WILDHORSE 62	NMMC191760	9/22/2011	06/12/2011	10/21/2011	201102633
WILDHORSE 63	NMMC191761	9/22/2011	06/12/2011	10/21/2011	201102634
WILDHORSE 64	NMMC191762	9/22/2011	06/12/2011	10/21/2011	201102635
WILDHORSE 65	NMMC191763	9/22/2011	06/12/2011	10/21/2011	201102636
WILDHORSE 66	NMMC191764	9/22/2011	06/12/2011	10/21/2011	201102637
WILDHORSE 67	NMMC191765	9/22/2011	06/12/2011	10/21/2011	201102638
WILDHORSE 68	NMMC191766	9/22/2011	06/12/2011	10/21/2011	201102639
WILDHORSE 69	NMMC191767	9/22/2011	06/12/2011	10/21/2011	201102640
WILDHORSE 70	NMMC191768	9/22/2011	06/12/2011	10/21/2011	201102641
WILDHORSE 71	NMMC191769	9/22/2011	06/12/2011	10/21/2011	201102642
WILDHORSE 72	NMMC191770	9/22/2011	06/12/2011	10/21/2011	201102643
WILDHORSE 73	NMMC191771	9/22/2011	06/12/2011	10/21/2011	201102644
WILDHORSE 74	NMMC191772	9/22/2011	06/12/2011	10/21/2011	201102645
WILDHORSE 75	NMMC191773	9/22/2011	06/12/2011	10/21/2011	201102646

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

The total costs incurred to date and all planned future costs are as follows: Exploration costs incurred by Enertopia to date ~ $140,000 Future exploration plans involve a two phase drill program described below: A two phase exploration program has been terminated on June 26, 2013

Phase 1 would commence with 3 core drill holes to an average depth of 550 meters designed to test the strong IP-chargeability anomalies defined by the geophysical survey completed in August, 2011. In addition, reverse circulation drilling will be undertaken to verify the grade and extent of the copper (+silver) mineralization as documented by previous operators, within and peripheral to the Copper Hills Prospect. This is will require about 750 m of drilling in 10 reverse circulation holes each about 75 m in depth spaced on a 50 m x 50 m grid. The total Phase 1 program will cost of $720,000.

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

The property is without known reserves and the program is exploratory in nature. It is not certain that the Company is financially capable of maintaining its interest in this property.

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

The exploration program would be funded through equity financing or a joint venture. The proposed work is dependant on the type of financing or joint venture that the company hopes to complete.

The required permits include BLM notice level application for an area of disturbance estimated to be less than 5 acres. Location map of drill locations and road or routes for vehicle traffic. The State of New Mexico also requires a minimal impact exploration permit application to be filed at the same time as the BLM notice level application is filed.

On June 26, 2013, the Company announced the termination of its Option Agreement that it had entered into with Wildhorse Copper Inc. on Copper Hills property.

Mildred Peak Project, Arizona

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources with respect to an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 7,148 acres from Altar Resources which holds the mining claims directly and indirectly through federal mining claims and state mineral exploration leases; or, represented that it would hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at May 31, 2013, the Company had made aggregate cash payments of $125,480 and issued 100,000 shares at price of $0.10 per share and issued 100,000 shares at a price of $0.06 to Altar Resources; the Company has expensed the exploration costs of $13,380 (August 31, 2012- $31,423). On May 30, 2013, the Company has terminated the Option Agreement and has written off $140,980 from its capital assets.

Under the Agreement the Optionor hereby grants to the Company the sole and exclusive right and option to acquire up to an undivided 100% right, title and interest in and to the Property, free and clear of all charges, encumbrances, claims, liabilities and adverse interests of any nature or kind, except for the Royalty. The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the following schedule:

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

iv.	paying the Optionor $70,000 and issuing to the 200,000 shares in the capital stock of the Optionee on or before the second anniversary of the Agreement, and (terminated)

v.	paying the Optionor $100,000 and issuing to the Optionor 300,000 shares in the capital stock of the Optionee on or before the third anniversary of the Agreement, and (terminated)

vi.	paying the Optionor $200,000 and issuing to the Optionor 300,000 shares in the capital stock of the Optionee on or before the fourth anniversary of the Agreement, and (terminated)

vii.	paying the Optionor $400,000 on or before the fifth anniversary of the Agreement, and (terminated)

Mildred Peak is located on BLM land and State lands as such mineral and surface rights are held by the BLM and Arizona State. Enertopia had acquired an option of 57 located mining claims, which has now terminated.

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

The Company also has a right of first refusal (ROFR) on an additional two state mineral exploration permits and three federal mining claims covering approximately 1,240 acres. As of May 30, 2013, option has been terminated.

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

This exploration has now been terminated as of May 30, 2013.

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

On May 30, 2013, the Company terminated its Option Agreement with Altar Resources on Mildred Peak property.

On June 26, 2013, the Company terminated its Option Agreement with Wildhorse Copper Inc. on Copper Hills property.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2014 other than office computers, furnishings, and communication equipment as required.

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

Results of Operations – Three Months Ended May 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2012, which are included herein.

Our operating results for the three months ended May 31, 2013, for the three months ended May 31, 2012 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended May 31, 2013		Three Months Ended May 31, 2012		Change Between Three Month Period Ended May 31, 2013 and May 31, 2012
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Other (income) expenses		140,980		49,200		91,780
General and administrative		18,916		73,772		(54,856)
Interest expense		1,287		1,683		(396)
Consulting fees		46,282		75,530		(29,248)
Exploration expenses		Nil		11		(11)
Professional Fees		13,401		13,089		312
Net income (loss)		(220,866)		(213,285)		(7,581)

Our accumulated losses increased to $5,805,727 as of May 31, 2013. Our financial statements report a net loss of $220,866 for the three-month period ended May 31, 2013, compared to a net loss of $213,285 for the three-month period ended May 31, 2013. Although in summary our net losses have increased by $7,581 for the three month period ended May 31, 2013, our general and administrative expenses lower by $54,856 for May 31, 2013 compared to May 31, 2012. The decrease was largely due to lower consulting fees, travel, conference costs and investor relations. The $140,980 other expense is the write off for the Mildred Peak property option. The Company’s current lack of financial resources casts doubt as to its ability to function.

Results of Operations –Nine Months Ended May 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended May 31, 2013, which are included herein.

Our operating results for the nine months ended May 31, 2013, for the nine months ended May 31, 2012, and the changes between those periods for the respective items are summarized as follows:

		Nine Months Ended May 31, 2013		Nine Months Ended May 31, 2012		Change Between Nine Month Period Ended May 31, 2013 and May 31, 2012
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Other (income)/expenses		135,791		184,706		(48,915)
General and administrative		58,176		179,494		(121,318)
Interest expense		5,534		3,004		2,530
Renewable energy		Nil		310		(310)
Consulting fees		148,189		211,520		(63,331)
Exploration Expenses		13,380		140,668		(127,288)
Professional Fees		50,903		59,166		(8,263)
Net income (loss)		(411,973)		(778,868)		(366,895)

As at May 31, 2013, we had $467,553 in current liabilities. Our net cash used in operating activities for the nine months ended May 31, 2013 was $70,516 compared to $377,550 used in the nine months ended May 31, 2012. Our accumulated losses increased to $5,805,727 as at May 31, 2013. Our financial statements report a net loss of $411,973 for the nine months period ended May 31, 2013 compared to a net loss of $778,868 for the nine months period ended May 31, 2012. Overall our losses have decreased substantially over the nine month period primarily due to the decrease in mineral exploration costs, investor relations, travel, loss on owned securities due to the expiration of the Lexaria and Cheetah warrants value that has been written off now, professional fees and consulting fees during May 31, 2013 compared to May 31, 2012. The Company’s current lack of financial resources casts doubt as to its ability to function.

Our total liabilities as of May 31, 2013 were $467,553 as compared to total liabilities of $374,412 as of August 31, 2012. The increase of the liabilities is due to the increase in accounts payable and the amounts due to related parties which is primarily for accrued consulting fees for the CEO of the Company.

Liquidity and Financial Condition

Working Capital

	At May 31,	At August 31,
	2013	2012
Current assets	$30,045	$88,647
Current liabilities	467,553	364,623
Working capital	$(437,508)	$(275,976)

Cash Flows
	Nine Months Ended
	May 31	May 31
	2013	2012
Cash flows (used in) operating activities	$(70,516)	$(377,550)
Cash flows (used in) investing activities	(40,000)	(113,152)
Cash flows (used in) financing activities	100,400	281,125
Net increase (decrease) in cash during period	$(10,116)	$(209,577)

Operating Activities

Net cash used in operating activities was $70,516 in the nine months ended May 31, 2013 compared with net cash used in operating activities of $377,550 in the same period in 2012. The decrease in cash used mostly results from less operating costs incurred in the current period.

Investing Activities

Net cash provided in investing activities was $40,000 in the nine months ended May 31, 2013, compared to net cash used in investing activities of $113,152 in the same period in 2012. The change in cash used in investing activities is mainly attributable to more costs related to the mineral resource property acquisitions in 2012 and the investment in GSWPS in 2012.

Financing Activities

Net cash provided by financing activities was $100,400 in the nine months ended May 31, 2013 compared to $281,125 in the same period in 2012. Cash provided in 2013 was from private placement financing and in 2012 was from private placement financings and a loan to the Company provided by the President.

Revenue comparisons for the Quarter ended May 31, 2013 compared to the quarter ended May 31, 2012

For the nine-month period ended May 31, 2013, the Company had $Nil in revenues compared to $Nil in revenues for the same nine-month period in the prior year. The Company has generated $406,461 in revenues from inception on November 24, 2004 to May 31, 2013.

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

As of May 31, 2013, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
09/07/2013

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
09/07/2013