Form 10-K
period 2013-08-31
Enertopia Corp.
filed 2013-12-06
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 000-51866

ENERTOPIA CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#950-1130 WEST PENDER STREET, VANCOUVER, BRITISH
COLUMBIA, CANADA	V6E 4A4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	604-602-1675

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2013 was $1,081,884 based on a $0.06 closing price for the Common Stock on February 28, 2013. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

44,084,415 common shares as of December 4, 2013

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

From inception until April 2008, we were primarily engaged in the acquisition and exploration of natural resource properties. Beginning in April 2008, we began our entry into the clean energy sector by purchasing an interest in a solar thermal design and installation company. In late summer 2013, we began our entry into medicinal marijuana business.

The Company is diverse in its pursuit of business opportunities in several sectors, including: Medicinal Marijuana, Oil and Gas, Solar PV (Photovoltaic), Solar Thermal (Hot Water), Energy Retrofits and Recovery, and Solar powered Filtered Drinking Water.

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia V6E 4A4. Our telephone number is (604) 602-1675. In addition, we have a second office located in Kelowna, British Columbia. Our current locations provide adequate office space for our purposes at this stage of our development.

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

On October 24, 2012, the Company issued 100,000 common shares in connection with Altar Resources, Mildred Peak property for an amount of $6,000 at a price of $0.06.

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

On May 30, 2013, the Company terminated its Option Agreement with Altar Resources with respect to the Mildred Peak property.

On June 26, 2013, the Company terminated its Option Agreement with Wildhorse Copper Inc. with respect to the Copper Hills property.

Subsequent to year end, on September 17, 2013 the Company entered into an AMI Participation Agreement with Downhole Energy LLC to participate in 100% gross interest and 75% net revenue interest for drilling, completion and production of up to 100 oil wells on certain oil and gas leases covering 2,924 in the historic field located in Forest and Venango counties, Pennsylvania. On execution of this agreement the Company issued 100,000 of its common shares to Downhole Energy LLC.

Subsequent to year end, on October 4, 2013 the Company entered into a consulting agreement with Olibri Acquisitions and issued 750,000 common shares of the Company.

Subsequent to year end, the Company has entered into a Letter of Intent Agreement (“LOI”) on November 1, 2013 with 0786521 BC Ltd. (the “Vendor”) where the Company wishes to buy and the Vendor wishes to sell 51% of the issued and outstanding capital stock of the Vendor. The Vendor is the owner, operator of a Medical Marihuana operation located at 33420 Cardinal Street, Mission, British Columbia, Canada. Until such time as the Vendor and the Company enter into a Definitive Agreement, the Parties agree that all terms of this LOI are and shall serve only as an expression of interest between the Vendor and the Company. This LOI is not comprehensive and no business relationship is created between the Vendor and the Company unless and until such time as negotiations between the Parties result in the consummation of a Definitive Agreement and such Definitive Agreement is ratified by their respective authorized representatives. On the execution of the LOI, the Company issued 10,000,000 of its common shares to the Vendor.

Subsequent to year end, on November 18, 2013, the Company entered into an investor relations contract with Coal Harbour Communications Inc. The initial term of this agreement shall begin on the date of execution of this Agreement and continue for two months. Thereafter the agreement will continue on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services the Company will pay the Provider a one-time payment of two hundred thousand shares (200,000) of restricted common stock in Enertopia Corporation.

Subsequent to year end, on November 26, 2013, the Company closed the first tranche of a private placement of 2,720,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$136,000 (US$136,000). Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of thirty six month following the close.

Subsequent to year end, on December 2, 2013, the Company sold its investment in Pro Eco Energy Ltd. from its original purchase price of US$45,000 which gave the Company 900,000 shares or 8.25% interest in the Pro Eco on April 21, 2008 to Western Standard Energy Corp. for US$40,000. The terms of the purchase are as follows: a) $10,000 on the Closing date which is December 02, 2013; b) $10,000 on or before December 31, 2013; c) $10,000 on or before January 31, 2014; d) $10,000 on or before February 28, 2014.

Subsequent to year end, on November 29, 2013, its wholly-owned subsidiary, Target Energy, Inc was closed and dissolved.

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

On February 8, 2010, we changed our name from Golden Aria Corp. to Enertopia Corp. Our CUSIP number is 29277Q1047.

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

Our Current Business

The Company is diverse in its pursuit of business opportunities in several sectors, including: Medicinal Marijuana, Oil and Gas, Solar PV (Photovoltaic), Solar Thermal (Hot Water), Energy Retrofits and Recovery, and Solar powered Filtered Drinking Water. The Company no longer has any material natural resources for exploration.

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

As at August 31, 2013, the had a value of $32,197. Subsequent to year end, the Company sold its 8.25% ownership in Pro Eco Energy for $40,000 to Western Standard Energy Corp. The Company expects to complete a sale of all of these investment within the next twelve months for amounts that exceed their individual carrying values.

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

During the year ended August 31, 2013, based on the management’s assessment of GSWPS’s current operations, the Company decided to write down long-term investment in GSWPS to $Nil.

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

Copper Hills Project, New Mexico

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement (“Option Agreement”) with the Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Option Agreement the Optionors have assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at August 31, 2013, the Company has issued 500,000 shares at price of $0.15 per share and 150,000 shares at price of $0.10 per share to the Optionors and made aggregate cash payment of $106,863 (August 31, 2012-$106,863); the Company has expensed exploration costs of $143,680 (August 31, 2012-$143,680). On June 26, 2013, the Company announced the termination of its Option Agreement. To date the Company had made aggregate cash payments of $106,863 and issued 500,000 shares at price of $0.15 per share and 150,000 common shares at $0.10 per share to Wildhorse Copper Inc which has been written off; and had incurred exploration costs totaling of $157,774.

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

The continuation of our diverse business sectors is dependent upon obtaining further financing, a successful programs of development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Employees

Currently our employees are Robert McAllister, our president and director and Mark Snyder, our Advisor. We primarily use the services of sub-contractors and consultants for our intended business operations.

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

On December 1, 2008, we entered into a consulting agreement with CAB Financial Services, a company controlled by one of the directors of our Company. A fee of $5,000 per month is accrued. We may terminate this agreement without prior notice based on a number of conditions. CAB Financial Services Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so. This agreement was terminated on July 23, 2013.

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

On October 9, 2009, the Company entered into a consulting agreement with Mark Snyder as the Chief Technical Officer. A fee of $1,000 is accrued per month. On March 1, 2013, the Company renewed his agreement to a monthly rate of $10 per month. This agreement was terminated on June 30, 2013 and remains as an advisor to the Company.

On August 23, 2010, we entered into a consulting agreement with Tom Ihrke, Senior Vice-President of Business Development for $3125 per month. On November 17, 2010, the Company renewed the agreement into a month to month consulting agreement with the Senior Vice-President, Business Development for $3,125. On December 1, 2011 the company renewed his agreement to a commission based with a monthly rate of $10 per month. This agreement was terminated on June 30, 2013.

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

Executive Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia V6E 4A4. This space is leased at $650 per month. Our main telephone number is (604) 602-1675. We have a second office located in Kelowna, British Columbia. Our current locations provide adequate office space for our purposes at this stage of our development.

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

Effective September 1, 2009, we entered into an assignment agreement with Lexaria Corp. The assignment agreement dated August 28, 2009, provides for the purchase by our company of a revenue interest of 13.475% of a 32% share of Lexaria’s net revenue after field operating expenses from the Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, we agreed to pay to Lexaria 19.25% of Lexaria’s costs currently budgeted at $311,621.44, subject to revision and 19.25% of Lexaria’s 32% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc. On May 31, 2010, this assigned interest was converted into common shares and warrants of Lexaria Corp, leaving our company with no direct interest in this well. As a result, we have 499,893 restricted common shares in the capital of Lexaria and 499,983 share purchase warrants which entitle our company to acquire 499,983 restricted common shares in the capital of Lexaria at a purchase price of US$0.20 per share for a period of two years. On January 6, 2012, the Company entered into a share purchase agreement (the “Agreement”) with a third party (“Purchaser”). The Company has agreed to sell to Purchaser, and Purchaser has agreed to purchase from the Company, 250,000 units of Lexaria Corp. at a purchase price of US$0.15 per unit, for a total of US$37,500, by the effective closing date of January 6, 2012. In addition, pursuant to the terms of the Agreement, Purchaser will have an option, at his sole discretion, to pay US$0.25 per unit or approximately US$62,500 to purchase the remaining 249,893 units on or before March 2, 2012. The Purchaser did not exercise the option to purchase the remaining 249,893 units. On July 30, 2012, the Company entered into a share purchase agreement (the “Agreement”) with the President of the Company, Robert McAllister. The Company agreed to sell to Mr. Robert McAllister, and Robert McAllister has agreed to purchase from the Company, 249,893 shares of Lexaria Corp. at a purchase price of US$0.075 per share, for a total of US$18,741. As a result, as of August 31, 2013 we now own zero shares of Lexaria Corp.

Copper Hills Project, New Mexico

On January 31, 2011, we entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, we signed a Mineral Purchase Option Agreement with the Optionors with respect to option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 on one claim, in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Agreement the Optionors have assigned the Indirect Agreements to Enertopia. In order to earn the interest in the Copper Hills property, we are required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. On April 11, 2011, we made aggregate cash payments of $54,150, issued 500,000 shares to the Optionors. As at August 31, 2012, total consideration including cash paid and common stock issued was $196,863; the Company has expensed the exploration costs of $143,680. On June 26, 2013, the Company announced the termination of its Option Agreement. To date the Company had made aggregate cash payments of $106,863 and issued 500,000 shares at price of $0.15 per share and 150,000 common shares at $0.10 per share to Wildhorse Copper Inc which has been written off; and had incurred exploration costs totaling of $157,774.

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

In the Fall of 2011 IP/Res Survey was completed and returned sulphide targets at depth that have been recommended for drilling. The total costs incurred to date and all planned future costs are as follows: Exploration costs incurred by Enertopia to date ~ $140,000

Future exploration plans involve a two phase drill program described below is now discontinued:

A two phase exploration program has been terminated on June 26, 2013

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
3,772,000
3,770,000
Copper Hills Claims
United States Highway 60
NAD1927 UTM Zone13N
Meters
Wildhorse 53
Wildhorse 54
Wildhorse 55
New Mexico
North America
Socorro

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2013	$0.15	$0.02
May 2013	$0.18	$0.04
February 2013	$0.04	$0.04
November 2012	$0.06	$0.05
August 2012	$0.09	$0.06
May 2012	$0.28	$0.15
February 2012	$0.15	$0.14
November 2011	$0.15	$0.15
August 2011	$0.25	$0.11

(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 20, 2013, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.08. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

As of November 20, 2013, there were 146 holders of record of our common stock. As of November 20, 2013, 41,364,415 common shares were issued and outstanding.

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

On September 17, 2013 the Company entered into an AMI Participation Agreement with Downhole Energy LLC to participate in 100% gross interest and 75% net revenue interest for drilling, completion and production of up to 100 oil wells on certain oil and gas leases covering 2,924 in the historic field located in Forest and Venango counties, Pennsylvania. On execution of this agreement the company issued 100,000 of its common shares to Downhole Energy LLC.

On October 4, 2013 the Company entered into a consulting agreement with Olibri Acquisitions and issued 750,000 common shares of the Company.

The Company has entered into a Letter of Intent Agreement (“LOI”) on November 1, 2013 with 0984329 BC Ltd. (the “Vendor”) where the Company wishes to buy and the Vendor wishes to sell 51% of the issued and outstanding capital stock of the Vendor. The Vendor is the owner, operator of a Medical Marihuana operation located at 33420 Cardinal Street, Mission, British Columbia, Canada. Until such time as the Vendor and the Company enter into a Definitive Agreement, the Parties agree that all terms of this LOI are and shall serve only as an expression of interest between the Vendor and the Company. This LOI is not comprehensive and no business relationship is created between the Vendor and the Company unless and until such time as negotiations between the Parties result in the consummation of a Definitive Agreement and such Definitive Agreement is ratified by their respective authorized representatives. On the execution of the LOI, the Company issued 10,000,000 of its common shares to the Vendor.

On November 18, 2013, the Company entered into an investor relations contract with Coal Harbour Communications Inc. The initial term of this agreement shall begin on the date of execution of this Agreement and continue for two months. Thereafter the agreement will continue on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services the Company will pay the Provider a one-time payment of two hundred thousand shares (200,000) of restricted common stock in Enertopia Corporation.

On November 26, the Company closed the first tranche of a private placement of 2,720,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$136,000 (US$136,000). Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of thirty six month following the close.

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

Equity Compensation Plan Information
Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan category	warrants and rights	warrants and rights	(a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
2011Stock Option Plan approved by security holders	2,455,000	$0.15	2,265,348
Total	2,455,000	$0.15	2,265,348

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2013.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for our Years Ended August 31, 2013 and 2012

Our net loss and comprehensive loss for our year ended August 31, 2013, for our year ended August 31, 2012 and the changes between those periods for the respective items are summarized as follows:

						Change Between
						Year Ended
		Year Ended		Year Ended		August 31, 2013
		August 31,		August 31,		and Year Ended
		2013		2012		August 31, 2012
		$		$		$
Revenue	$	Nil	$	Nil	$	Nil
Other (income) expenses		388,585		226,857		161,728
General and administrative		342,319		782,568		(440,249)
Interest expense		6,874		5,120		1,754

			Change Between
			Year Ended
	Year Ended	Year Ended	August 31, 2013
	August 31,	August 31,	and Year Ended
	2013	2012	August 31, 2012
	$	$	$
Exploration Costs	13,380	175.103	(161,723)
Impairment of long-term investment	55,931	197,910	(141,979)
Consulting fees	189,089	299,519	(110,430)
Professional Fees	60,327	63,572	(3,245)
Net Income (loss)	(730,904)	(1,009,735)	(278,831)

Other Income

The increase in other income for our year ended August 31, 2013, was from the write down of GSWPS. Additionally, the contracts with Copper Hills and Mildred Peak properties were terminated, therefore all capital costs were written off. In comparison to year ended August 31, 2012, where the loss consisted of impairment of GSWPS investment, the loss on marketable securities held for sale and revaluation of warrants liability.

General and Administrative

The decrease in our general and administrative expenses for our year ended August 31, 2013 was due to decreased consulting fee which was largely due to the Company not incurring any stock based compensation, decreased professional fees, decreased mineral exploration costs, decreased investor relation costs, decreased training costs, decreased filing fees, and decreased travel costs.

Professional Fees

There was a decrease in legal fees for our year ended August 31, 2013 compared to the prior year.

Interest Expense

There was a slight increase in interest expense for our year ended August 31, 2013 compared to prior year.

Exploration Costs

There was a significant decrease in exploration costs for our year ended August 31, 2013 compared to prior year due to the Company being unable to further develop both Copper Hills and Mildred Peak from difficult economic conditions.

Impairment of Long-Term Investment

For the year ended August 31, 2013, the Company wrote down GSWPS. In comparison to year ended August 31, 2012, where the interest in GSWPS was written down by $55,931.

Consulting Fees

There is a decrease in consulting fees for the year ended August 31, 2013 compared to August 31, 2012 by $110,430 due to the stock based compensation recorded in 2012 that was $66,951 compared to $nil in 2013 and the termination of two three executive contracts.

Liquidity and Financial Condition

Working Capital	At	At
	August 31,	August 31,
	2013	2012
Current assets	$54,469	$88,647
Current liabilities	525,918	364,623

Working capital (deficit)	$(471,449)	$(275,976)

Cash Flows	Year Ended
	August 31,	August 31
	2013	2012
Cash flows (used in) operating activities	$(72,751)	(491,904)
Cash flows (used in) investing activities	(40,000)	(48,557)
Cash flows from financing activities	100,400	291,1001
Net increase (decrease) in cash during year	$(12,351)	(249,460)

Operating Activities

Net cash used in operating activities was $72,751 for our year ended August 31, 2013 compared with cash used in operating activities of $491,904 in 2012. The decrease in net cash used in operating activities is due to our Company increase in accounts payable and write down of oil and gas properties assets compared to August 31, 2012.

Investing Activities

Net cash provided in investing activities was $40,000 for our year ended August 31, 2013 compared to net cash used in investing activities of $48,557 in the same period in 2012. The decrease in funds used was for investing activities was for the reduction of the interest investment in GSWPS compared to the year prior where funds were used for the option agreements with Wildhorse Copper Inc. and Altar Resources.

Financing Activities

Net cash provided by financing activities was $100,400 for our year ended August 31, 2013 compared to $291,001 in the same period in 2012. This decrease is primarily attributed to a decrease in the amounts of capital raised via private placements.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have a net loss of $730,904 for the year ended August 31, 2013 [2012 – net loss of $1,009,735] and at August 31, 2013 had a deficit accumulated during the exploration stage of $6,124,658 [2012 – $5,393,754]. We generated revenue of $nil for the year ended August 31, 2013 [2012 - $nil]. We have working capital deficit of $471,449 as at August 31, 2013 [2012 - $275,976]. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is exceptionally difficult.

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

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter starting from March 1, 2014. We are currently reviewing the provisions of ASU No. 2013-05 on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enertopia Corp.
(A development stage company)

We have audited the consolidated balance sheets of Enertopia Corp. (the “Company”) (a development stage company, formerly Golden Aria Corp.) as at August 31, 2013 and 2012 and the related consolidated statements of stockholders’ equity, operations and cash flow for the years then ended and the period from November 24, 2004 (inception) to August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended August 31, 2010, and the cumulative data from November 24, 2004 (inception) to August 31, 2010 in the statements of stockholders’ equity, operations and cash flows, which were audited by other auditors whose report, dated November 25, 2010 which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from November 24, 2004 (inception) to August 31, 2010, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended and the period from November 24, 2004 (inception) to August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	/s/ MNP LLP
December 4, 2013	Chartered Accountants

 Enertopia Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31	August 31
	2013	2012

ASSETS

Current
Cash and cash equivalents	$1,341	$13,692
Ow ned securities (Note 4)	3,750	7,500
Accounts receivable	10,268	56,724
Prepaid expenses and deposit	6,913	10,731
Assets held for sale (Note 5)	32,197	-
Total current assets	54,469	88,647

Non-Current
Long term investments - GSWPS (Note 6)	-	100,697
Mineral Property (Note 7)	-	291,843
Total Assets	$54,469	$481,187

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$354,928	$126,770
Short Term Loan- related party (Note 8)	47,380	50,045
Due to related parties (Note 9)	123,610	187,808
Total Current Liabilities	525,918	364,623

Warrants Liability (Note 11)	-	9,789
	525,918	374,412
STOCKHOLDERS' EQUITY

Share capital
Authorized:
200,000,000 common shares w ith a par value of $0.001 per share
Issued and outstanding:
30,314,415 common shares at August 31, 2013 and August 31,2012:27,827,615	30,314	27,828
Additional paid-in capital	5,622,895	5,472,701
Deficit accumulated during the exploration stage	(6,124,658)	(5,393,754)
Total Stockholders' Equity	(471,449)	106,775
Total Liabilities and Stockholders' Equity	$54,469	$481,187

The accompanying notes are an integral part of these consolidated financial statements

Enertopia Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			NOVEMBER 24, 2004
	Year Ended		TO
	August 31	August 31	August 31
	2013	2012	2013

Revenue
Non-renewal energy - natural gas and oil revenue	$-	$-	$374,342
Renewable energy - service revenue	-	-	32,119

	-	-	406,461
Cost of revenue
Non-renewable energy:
Natural gas and oil operating costs and royalties	-	-	141,197
Depletion	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	293,436
Renewable energy	-	310	48,050

	-	310	781,172

Gross Profit	-	(310)	(374,711)

Expenses
Accounting and audit	57,829	44,488	387,162
Sales & Marketing	-	-	846
Advertising & Promotions	5,437	12,052	80,494
Bank charges and interest expense	6,874	5,120	66,234
Consulting	189,089	299,519	1,782,859
Mineral exploration costs	13,380	175,103	520,869
Fees and dues	25,831	31,594	151,627
Insurance	20,307	21,543	80,422
Investor relations	-	87,759	123,814
Legal and professional	2,498	19,084	223,487
Office and miscellaneous	(5,551)	17,880	58,984
Rent	12,782	16,047	95,922
Telephone	2,784	5,460	20,364
Training & Conferences	-	5,238	15,486
Travel	11,059	41,681	118,402

Total expenses	342,319	782,568	3,726,972

(Loss) for the period before other items	(342,319)	(782,878)	(4,101,683)

Other income (expense)
Interest income	-	-	9,433
Impairment of long term investments (Note 6)	(55,931)	(197,910)	(253,841)
Others	-	(2,958)	22,775
Equity interest pick up	(850)	(4,824)	(17,744)
Gain on owned securities	(3,750)	(312,168)	(283,082)
Gain on disposition of oil and gas interests	-	-	522,976
Revaluation of warrants liability	9,789	291,003	896,019
Write down of oil and gas properties (Note 7)	(337,843)	-	(2,919,511)

Net loss and comprehensive loss for the period	$(730,904)	$(1,009,735)	$(6,124,658)

Basic and diluted income (loss) per share	$(0.02)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	29,897,481	25,688,882

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO August 31, 2013
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350

Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750

Stock to be issued	125,000	-	37,375	125	-	37,500

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917

Stock issued on September 29, 2005	-	125	-	(125)	-	-

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826

Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236			163,329

Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000

Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000

Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000

Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)

Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)
Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124
Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410
Stock-based compensation	-	-	35,780	-	-	35,780
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233
Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547
Imputed interest for non-interest bearing loan			2,442			2,442
Stock-based compensation			78,858			78,858
Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500			125,000
Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068			83,625
Gain on settlement of the amount due to related parties			34,542			34,542
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)
Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	(4,218,614)	429,873
Debt settlement on November 22, 2010	62,500	63	9,313			9,376
Debt settlement on November 19, 2010	100,000	100	14,900			15,000
Stock-based compensation			254,443			254,443
Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264	-		893,993
Share Issuance costs			(96,490)			(96,490)

Warrants issued on March 3, 2011			(848,459)			(848,459)
Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000			-
Debt settlement on March 16, 2011	78,125	78	12,422			12,500
Debt settlement on April 27, 2011	360,000	360	157,412			157,772
Debt settlement on April 27, 2011	100,000	100	45,900			46,000
Shares issued Wildhorse on April 11, 2011	500,000	500	74,500			75,000
Share issuance correction on Jun 4, 2011	4,000	4	(4)			-
Comprehensive income (loss):
(Loss) for the year					(165,405)	(165,405)
Balance, August 31, 2011	24,643,865	$24,644	$5,142,978	$-	$(4,384,019)	$783,603
Stock-based compensation			66,953			66,953
Shares issued Altar on October 11, 2011	100,000	100	9,900			10,000
Shares issued Wildhorse on March 30, 2012	150,000	150	14,850			15,000
Shares issued Tom Ihrke on April 10, 2012	93,750	94	9,281			9,375
Shares subscription for cash on April 13, 2012	2,080,000	2,080	191,499			193,579
Shares subscription for cash on July 27, 2012	600,000	600	29,400			30,000
Shares subscription for cash on August 24, 2012	160,000	160	7,840			8,000
Comprehensive income (loss):
(Loss) for the year					(1,009,735)	(1,009,735)
Balance, August 31, 2012	27,827,615	$27,828	$5,472,701	$-	$(5,393,754)	$106,775
Shares issued for cash September 28, 2012	1,074,500	1,074	48,676			49,750
Shares issued Altar on November 24, 2012	100,000	100	5,900			6,000
Shares issued for cash November 15, 2012	1,152,300	1,152	49,498			50,650
Shares issued to Mark Snyder	160,000	160	15,840			16,000
GSWPS interest			30,280			30,280
Comprehensive income (loss):
(Loss) for the year					(730,904)	(730,904)
Balance, August 31, 2013	30,314,415	30,314	5,622,895	-	(6,124,658)	(471,449)

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	Year Ended		TO
	August 31,	August 31,	August 31,
	2013	2012	2013

Cash flows used in operating activities

Net Income (loss)	$(730,904)	$(1,009,735)	$(6,124,658)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	-	66,953	657,250
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,436
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	337,843	-	2,919,511
Gain on disposition of oil and gas properties	-	-	(522,976)
Fair value of warrants liabilities	(9,789)	(291,003)	(896,019)
Gain on owned securities	3,750	312,168	283,082
Equity pick-up	850	4,824	17,744
Impairment on long term investments	55,931	197,910	253,841
Imputed interest	-	-	17,396
Accrued loan interest	-	-	17,928
Other non-cash activities	-	2,958	30,153
Change in non-cash working capital items:			-
Accounts receivable	46,456	(22,439)	(2,519)
Prepaid expenses and deposit	3,818	33,534	17,371
Deferred charges	-	29,038	-
Accounts payable and accrued liabilities	228,158	111,888	336,689
Due to related parties	(8,864)	72,000	154,273

Net cash (used in) operating activities	(72,751)	(491,904)	(2,211,509)

Cash flows from (used in) investing activities

Proceeds from sale of marketable securities	-	56,241	56,241
Oil and gas properties acquisition and divestment	-	-	(345,180)
Proceeds from sale of oil and gas interests	-	-	521,545
Mineral resource properties acquisition	(40,000)	(104,798)	(231,843)
Investment in GSWPS	-	-	(103,500)
Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028

Net cash from (used in) investing activities	(40,000)	(48,557)	53,291

Cash flows from financing activities
Promissory notes - related party	-	50,045	50,045
Net proceeds from subscriptions received	100,400	240,956	2,109,514

Net cash from financing activities	100,400	291,001	2,159,559

Increase (Decrease) in cash and cash equivalents	(12,351)	(249,460)	1,341

Cash and cash equivalents, beginning of period	13,692	263,152	-

Cash and cash equivalents, end of period	$1,341	$13,692	$1,341

Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company was an independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States and Canada. In the fiscal year 2008, the Company shifted its strategic plan from its non-renewal energy operations to its planned renewal energy operations and natural resource acquisition and development and considered as a development stage company. Subsequent to year ended August 31, 2013, the Company began its entry into the medicinal marijuana business. The Company is diverse in its pursuit of business opportunities in several sectors. The Company has offices in Vancouver and Kelowna, B.C., Canada.

2.	GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $471,449 for the year ended August 31, 2013 [deficit of $275,976 for year ended August 31, 2012]. The Company incurred a net loss of $730,904 for the year ended August 31, 2013 [net loss $1,009,735 for the year ended August 31, 2012] and as at August 31, 2013 has incurred cumulative losses of $6,124,658 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company’s shareholders, and ultimately to obtain successful operations. There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. There is significant uncertainty as to whether we can obtain additional financing. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2013 and 2012, cash and cash equivalents consist of cash only.

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

The Company’s operations are located in the United States of America and Canada, and it has offices in Canada. The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense that was acquired or incurred in a foreign currency is translated into U.S. dollars by the using of the exchange rate in effect at that date. At the year end, monetary assets and liabilities are translated at the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, owned securities, accounts payable, short term loan, due to related parties, and warrants liability. With the exception of owned securities, non-current portion of promissory notes and warrants liability, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of the non-current portion of promissory notes are estimated using quoted market prices or are based on the discounted value of future cash flows. The fair value of owned securities are measured based on quoted prices in active markets. The fair value of the warrants liability is determined by using the Black-Scholes option pricing model.

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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The management of the Company had estimated the asset retirement obligation to be immaterial and therefore was not reflected on the consolidated financial statements as of August 31, 2013 and 2012.

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

The Company places its cash and cash equivalent with high credit quality financial institution. As of August 31, 2013, the Company had $Nil in a bank beyond insured limit (August 31, 2012: $Nil).

p)	New Accounting Pronouncements

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

In March 2013, the Financial Accounting Standards Board ( “FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter starting from March 1, 2014. We are currently reviewing the provisions of ASU No. 2013-05 on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.	OWNED SECURITIES

As at August 31, 2013 owned securities consist of 375,000 common shares of Cheetah Oil & Gas Ltd. obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Cheetah Oil & Gas Ltd. was $0.01 per share as at August 31, 2013 ( August 31, 2012 - $0.02).

5.	ASSETS HELD FOR SALE

Assets held for sale as August 31, 2012 and 2011 were comprised of the following:

	2013	2012
	$	$
Investments in Pro-Eco Energy	32,197	-
	32,197	-

Pro Eco Energy USA Ltd.

On April 21, 2008, the Company purchased 900,000 shares for $45,000 in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) which represented 8.25% ownership. The former Chairman of the Company is a Director in Pro Eco Energy which had established the existence of significant influence in Pro Eco Energy and accordingly the equity method of accounting was adopted for the investment.

As at August 31, 2013, the Pro-Eco Energy investment had a value of $32,197. Subsequent to year end, the Company sold its 8.25% ownership in Pro Eco Energy for $40,000 to a third party, Western Standard Energy Corp. The Company expects to complete the sale within the next twelve months for amounts that exceed their individual carrying values. Please also see note 16(h).

6.	LONG TERM INVESTMENTS

Global Solar Water Power Systems Inc.

On February 28, 2010, the Company entered into an Asset and Share Purchase Agreement with the Company’s former chief technical officer - Mr. Mark Snyder to acquire up to 20% ownership interest of GSWPS. As at August 31, 2012, the Company had 9.82% (August 31, 2011 – 8.14%) investment in Global Solar Water Power Systems Inc. (“GSWPS”). This was made by a cash/accrued contribution of $145,500 and an issuance of 500,000 shares of the Company at $0.25 per share for a combined value of $270,500. The investment in 2012 had been written down to $68,500.

On March 1, 2013, the Company transferred 1.68% of interest back to GSWPS for settlement the accrued payments of $42,000 with Mr. Mark Snyder. As result, the Company’s interest in GSWPS reduced from 9.82% to 8.14%.The difference between the fair value of the 1.68% GSWPS interest and $42,000 was recorded under additional paid-in capital.

During the year ended August 31, 2013, based on the management’s assessment of GSWPS’s current operations, the Company decided to write down long-term investment in GSWPS to $Nil.

7.	MINERAL PROPERTY

a)

On January 31, 2011, the Company entered into a letter of intent and paid $7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement (“Option Agreement”) with the Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Option Agreement the Optionors have assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at May 31, 2013, the Company has issued 500,000 shares at price of $0.15 per share and 150,000 shares at price of $0.10 per share to the Optionors and made aggregate cash payment of $106,863 (August 31, 2012-$106,863); the Company has expensed exploration costs of $143,680 (August 31, 2012-$143,680). On June 26, 2013, the Company announced the termination of its Option Agreement. To date the Company had made aggregate cash payments of $106,863 and issued 500,000 shares at price of $0.15 per share and 150,000 common shares at $0.10 per share to Wildhorse Copper Inc which has been written off and had incurred exploration costs totaling of $157,774.

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources with respect to an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 7,148 acres from Altar Resources which holds the mining claims directly and indirectly through federal mining claims and state mineral exploration leases; or, represented that it would hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at February 28, 2013, the Company had made aggregate cash payments of $124,980 (August 31, 2012-$84,980) and issued 100,000 shares at price of $0.10 per share and 100,000 common shares at $0.06 per share to Altar Resources; along with expensed incurred exploration costs of $13,380. On May 30, 2013, the Company terminated the Option Agreement and has written off $140,980 of capitalized costs.

8.	SHORT TERM LOAN

On February 9, 2012, the Company signed a Loan Agreement with Robert McAllister, president and director of the Company to borrow $47,380 (CAD$50,000). The loan is unsecured, was due on May 9, 2012 at an interest rate of 10% per annum. Upon short term loan due, the loan term has been changed to a month to month.

9.	RELATED PARTIES TRANSACTION

For the year ended August 31, 2013, the Company was party to the following related party transactions:

  Paid /accrued $60,000 (August 31, 2012: $60,000) to the President of the Company in consulting fees.

  Paid/accrued $55,000 (August 31, 2012: $60,000) of consulting fees to a company controlled by a fomer Director/CEO of the Company.

  Paid/accrued $65,435 (August 31, 2012: $65,543) in consulting fees to a company controlled by the CFO of the Company.

  Paid /accrued $6,040 (August 31, 2012: $9,000) in consulting fee former CTO of the Company.

  Paid / accrued $110 (August 31, 2012: $9,375) in consulting fee to former Senior VP, Business Development.

  Included in accounts payable, $123,610 was payable to the President and a company controlled by a CFO of the Company.

  See Notes 5, 7, 9 and 11.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

10.	COMMON STOCK

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

On August 24, 2012, the Company closed the second tranche of an offering memorandum placement of 160,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$8,000 or US$8,000. Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant share for a period that is twelve months and one day to thirty-six months following closing. The Company’s President participated in the private placement for $4,000 dollars respectively. The Company will issue 16,000 brokers warrants in connection with the private placement for broker commissions.

On September 28, 2012, the Company closed an offering memorandum placement of 995,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$49,750 or $49,750. Each Unit consisted of one common share of the Issuer and one common share purchase warrant. One warrant will be exercisable into one further common share at a price of $0.10 per warrant share for a period of twelve months following closing; or at a price of $0.20 per warrant for the period that is twelve months plus one day to twenty-four months following closing. The Company issued 79,500 shares, 79,500 warrants and 79,500 broker warrants in connection with the private placement.

On October 24, 2012, the Company issued 100,000 common shares in connection with Altar Resources, Mildred Peak property (See Note 6) for an amount of $6,000 at a price of $0.06.

On November 15, 2012, the Company closed an offering memorandum placement of 1,013,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$50,650 or $50,650. Each Unit consisted of one common share of the Issuer and one common share purchase warrant. One warrant will be exercisable into one further common share at a price of $0.10 per warrant share for a period of twelve months following closing; or at a price of $0.20 per warrant for the period that is twelve months plus one day to twenty-four months following closing. The Company issued 38,000 common shares, 101,300 units, and 101,300 broker warrants in connection with the private placement.

On March 1, 2013, the Company settled the debt incurred of $16,000 from September 1, 2011 to February 28, 2013 for consulting fees with Mr. Mark Snyder by issuing 160,000 restricted common shares of the Company at a price of $0.10 per share.

As at August 31, 2013, the Company had 30,314,415 shares issued and outstanding.

11.	STOCK OPTIONS AND WARRANTS

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

On March 19, 2012, the Company granted 450,000 stock options to a director and advisors to the Company with an exercise price of $0.15, of which 225,000 vested immediately and 225,000 vesting on August 15, 2012 and expire March 19, 2017 (200,000 of the options were cancelled during year ended August 31, 2013).

On March 27, 2012, the Company granted 250,000 stock options to an Investor Relations company with an exercise price of $0.15, of which 125,000 vested immediately and 125,000 vesting on June 27, 2012 and expire on March 27, 2017 (cancelled during year ended August 31, 2013).

On April 10, 2012, the Company granted 25,000 stock options to a consultant of the Company with an exercise price of $0.15, which vested immediately and expire on April 10, 2017 (cancelled during year ended August 31, 2013).

For the year ended August 31, 2013, the Company recorded $Nil (August 31, 2012 – $32,581) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the years ended August 31, 2013 and 2012 are presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2011	3,260,000	$0.15
Granted	965,000	$0.15
Cancelled	(40,000)	$0.10
Balance, August 31, 2012	4,185,000	$0.15
Expired	(350,000)	$0.20
Cancelled	(1,380,000)	$0.14
Balance, August 31, 2013	2,455,000	$0.15

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Year ended August 31, 2012
Expected volatility	134.43%-142.22%
Risk-free interest rate	1.32%-1.46%
Expected life	5.00 years
Dividend yield	0.00%
Weighted average fair value of the options	$0.06

The Company has the following options outstanding and exercisable.

August 31, 2013	Options outstanding			Options exercisable
Exercise prices	Number of shares	Remaining contractual life	Exercise Price	Number of shares exercisable	Exercise Price

$0.10	400,000	1.14 years	$0.10	400,000	$0.10
$0.10	450,000	1.33 years	$0.10	450,000	$0.10
$0.15	655,000	2.46 years	$0.15	655,000	$0.15
$0.15	150,000	2.44 years	$0.15	150,000	$0.15
$0.15	250,000	3.55 years	$0.15	250,000	$0.15
$0.18	150,000	1.98 years	$0.18	150,000	$0.18
$0.20	100,000	1.98 years	$0.20	150,000	$0.20
$0.25	300,000	2.76 years	$0.25	300,000	$0.25

	2,455,000	2.18 years	$0.15	2,455,000	$0.15

August 31, 2012	Options outstanding			Options exercisable
Exercise prices	Number of shares	Remaining contractual life	Exercise Price	Number of shares exercisable	Exercise Price

$0.10	500,000	2.14 years	$0.10	500,000	$0.10
$0.10	650,000	2.33 years	$0.10	650,000	$0.10
$0.15	910,000	3.46 years	$0.15	910,000	$0.15
$0.15	150,000	3.53 years	$0.15	150,000	$0.15
$0.15	200,000	4.09 years	$0.15	100,000	$0.15
$0.15	450,000	4.55 years	$0.15	225,000	$0.15
$0.15	250,000	4.57 years	$0.15	125,000	$0.15
$0.15	25,000	4.61 years	$0.15	25,000	$0.15
$0.18	150,000	3.54 years	$0.18	150,000	$0.18
$0.20	350,000	0.29 years	$0.20	350,000	$0.20
$0.20	150,000	2.98 years	$0.20	150,000	$0.20
$0.20	100,000	3.19 years	$0.20	100,000	$0.20
$0.25	300,000	3.76 years	$0.15	300,000	$0.15

	4,185,000	3.10 years	$0.15	3,775,000	$0.15

Warrants

As at August 31, 2013, the Company has 5,429,800 warrants issued and outstanding. A summary of warrants as at August 31, 2013 and 2012 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2012 and 2011	12,278,500	$0.18
Expired	(9,218,300)	$0.20
Granted	2,369,600	$0.10
Balance, August 31, 2013	5,429,800	$0.12

Number	Exercise	Expiry
Outstanding [1]	Price	Date

2,224,200	$0.15; $0.20 after 12 months	April 13, 2014
660,000	$0.10; $0.20 after 12 months	July 27, 2015
176,000	$0.10; $0.20 after 12 months	August 24, 2015
1,154,000	$0.10; $0.20 after 12 months	September 28, 2015
1,215,600	$0.10; $0.20 after 12 months	November 15, 2015
5,429,800

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

(b)

The Company had a consulting agreement with CAB Financial Services Ltd. (‘CAB’), a corporation organized under the laws of the Province of British Columbia. CAB is a consulting company controlled by the former chairman of the board and chief executive officer of the Company. CAB Financial Services Ltd. is to provide management consulting services for $5,000 per month plus HST/GST on a continuing basis. This contract was cancelled on July 23, 2013.

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

(e)

On October 9, 2009, the Company entered into a consulting agreement with the former chief technical officer of the Company for $1,000 per month. On March 1, 2013 the Company renewed the agreement with a monthly rate of $10 per month. The contract was cancelled on June 30, 2013.

(f)

On August 23, 2010, the Company entered into a consulting agreement with the Senior Vice-President, Business Development for $3,125 per month. On November 17, 2010, the Company renewed the agreement into a month to month consulting agreement with the Senior Vice-President, Business Development for $3,125. On December 1, 2011 the company renewed his agreement to a commission based with a monthly rate of $10 per month. This contract was cancelled on June 30, 2013.

(g)	See Note 6 and 7.

13.	INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory income tax rates to income tax benefit at the Company’s effective tax rates at August 31, 2013 and 2012:

	2013	2012

Income (Loss) Before Taxes	$(730,904)	$(1,009,735)
Statutory tax rate	38.6%	34%
Expected income tax (recovery)	(282,129)	(343,310)
Non-deductible items	(3,778)	(98,941)
Change in estimates	17,909	(768,796)
Change in enacted tax rate	(219,744)	-
Change in valuation allowance	487,742	1,211,047

Income tax expense (recovery)	$-	$-

Deferred taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at August 31, 2013 and 2012 are comprised of the following:

	2013	2012

Net operating loss carry forwards	$2,117,719	$1,775,838
Marketable Securities	131,301	104,864
Mineral Properties	178,951	59,535
	2,427,971	1,940,237
Valuation Allowance	2,427,971	1,940,237

Deferred Tax Assets (Liabilities)	$-	$-

The Company has net operating loss carry forwards of approximately $5,528,102 which may be carried forward to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years:

Expiry	Enertopia	Target	Consolidated
2025	87,722	-	87,722
2026	-	-	-
2027	615,341	-	615,341
2028	350,002	-	350,002
2029	109,502	-	109,502
2030	3,073,726	-	3,073,726
2031	-	169,545	169,545
2032	611,284	179,375	790,659
2033	331,164	441	331,605
Total	5,178,741	349,361	5,528,102

14.	SEGMENTED INFORMATION

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Mining exploration
Year ended August 31, 2013	Renewable energy	and development	Corporate	Consolidated
Revenues	$-	$-	$-	$-

Net income (loss) from operations	(56,781)	(526,932)	(147,191)	(730,904)

Total assets	$-	$-	$54,469	$54,469

		Mining exploration
Year ended August 31, 2012	Renewable energy	and development	Corporate	Consolidated
Revenues	$-	$-	$-	$-

Net income (loss) from operations	(203,044)	(179,375)	(627,316)	(1,009,735)

Total assets	$100,697	$293,255	$87,235	$481,187

The operations of the Group are located geographically in the United States.

15.	COMPARATIVE FIGURES

Certain 2012 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2013.

16.	SUBSEQUENT EVENTS

(a)

On September 17, 2013 the Company entered into an AMI Participation Agreement with Downhole Energy LLC to participate in 100% gross interest and 75% net revenue interest for drilling, completion and production of up to 100 oil wells on certain oil and gas leases covering 2,924 in the historic field located in Forest and Venango counties, Pennsylvania. On execution of this agreement the company issued 100,000 of its common shares to Downhole Energy LLC.

(b)	On October 4, 2013 the Company entered into a consulting agreement with Olibri Acquisitions and issued 750,000 common shares of the Company for services provided in oil and gas consulting..

(c)

The Company has entered into a Letter of Intent Agreement (“LOI”) on November 1, 2013 with 0984329 BC Ltd. (the “Vendor”) where the Company wishes to buy and the Vendor wishes to sell 51% of the issued and outstanding capital stock of the Vendor. The Vendor is the owner, operator of a Medical Marihuana operation located at 33420 Cardinal Street, Mission, British Columbia, Canada. Until such time as the Vendor and the Company enter into a Definitive Agreement, the Parties agree that all terms of this LOI are and shall serve only as an expression of interest between the Vendor and the Company. This LOI is not comprehensive and no business relationship is created between the Vendor and the Company unless and until such time as negotiations between the Parties result in the consummation of a Definitive Agreement and such Definitive Agreement is ratified by their respective authorized representatives. On the execution of the LOI, the Company issued 10,000,000 of its common shares to the Vendor.

(d)	On November 5, 2013 the Company granted 675,000 stock options to directors, officers, and consultant of the Company with an exercise price of $0.06 vested immediately, expiring November 5, 2018.

(e)	On November 18, 2013, the Company granted 25,000 stock options to consultant of the Company with an exercise price of $0.09 vested immediately, expiring November 18, 2018.

(f)

On November 18, 2013, the Company entered into an investor relations contract with Coal Harbour Communications Inc. The initial term of this agreement shall begin on the date of execution of this Agreement and continue for two months. Thereafter the agreement will continue on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services the Company will pay the Provider a one-time payment of two hundred thousand shares (200,000) of restricted common stock in Enertopia Corporation. The stock will be issued in the name of Dale Paruk for 100,000 shares and Neil Blake for 100,000 shares. In consideration of the services provided, the Company shall pay Coal Harbour Communications, a monthly fee of $5,000 payable on the 1st day of each monthly period starting 60 days from the signing of this agreement and $500 per month to cover expenses incurred on the Company’s behalf. Any expenses above $500 per month must be pre-approved.

(g)

On November 26, the Company closed the first tranche of a private placement of 2,720,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$136,000 (US$136,000). Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of thirty six month following the close.

(h)

On December 2, 2013, the Company sold its investment in Pro Eco Energy Ltd. from its original purchase price of US$45,000 which gave the Company 900,000 shares or 8.25% interest in the Pro Eco on April 21, 2008 to Western Standard Energy Corp. for US$40,000. The terms of the purchase are as follows: a) $10,000 on the Closing date which is December 02, 2013; b) $10,000 on or before December 31, 2013; c) $10,000 on or before January 31, 2014; d) $10,000 on or before February 28, 2014.

(i)	On November 29, 2013, its wholly-owned subsidiary, Target Energy, Inc was closed and dissolve.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

As of August 31, 2013, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2013, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President and Director	53	November 2007
			April 14, 2008
John Thomas	Director	66	March 19, 2012
Donald Findlay	Director	67	June 2, 2011
Greg Dawson	Director	54	June 2, 2011
Chris Bunka	Chairman, Director and Chief Executive	52	November 2004
	Officer		Resigned July 23, 2013
Bal Bhullar	Chief Financial Officer	44	October 9, 2009
Mark Snyder	Chief Technical Officer	59	October 9, 2009
			Resigned June 30, 2013

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

John Thomas, Director

Dr. John Thomas is a professional engineer, and holds a PhD in chemical engineering. He also received a diploma in accounting and finance from the U.K. Association of Certified Accountants. He has 39 years of experience in the mining industry, including both base metal and precious metal projects in several countries. His experience covers a wide range of activities in the mining industry from process development, management of feasibility studies, engineering and management of construction, and operation of mines.

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

From 1999 to 2002, Mr. Bunka was the President and CEO of Secure Enterprise Solutions (symbol SETP-OTC) (formerly Newsgurus.com, symbol NGUR-OTC). The company subsequently changed its name to Edgetech Services and traded on the OTC with the symbol EDGH. Newsgurus.com was a web-based media company. Secure Enterprise Solutions moved into Internet-based computer security products and services and was subsequently purchased by Edgetech Services. Mr Bunka is also Chairman and CEO of Lexaria Corp, (symbol LXRP-OTC and LXX-CNSX) an oil & gas exploration and production company. Mr. Bunka is a director of Defiance Capital Corp. (symbol DEF-TSXV), a Canadian resource company. Mr. Bunka resigned his positions from Enertopia Corp. on July 23, 2013.

Bal Bhullar, Chief Financial Officer

Ms. Bhullar brings over 21 years of diversified financial and risk management experience in both private and public companies, in the industries of high-tech, film, mining, marine, oil & gas, energy, transport, and spa industries. Among some of the areas of experience, Ms. Bhullar brings expertise in financial & strategic planning, operational & risk management, regulatory compliance reporting, business expansion, startup operations, financial modeling, program development, corporate financing, and corporate governance/internal controls. Previously, Ms. Bhullar has held various positions as President of BC Risk Management Association of BC, and served as Director and CFO of private and public companies. Currently, Ms. Bhullar serves as a Director and CFO for Bare Elegance Medspa, a former CFO for ISEE3D Inc., and is CFO and a Director of Lexaria Corp.

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

Co-founded Clean Air USA and has partnered with Willie Nelson Biodiesel to bring clean alternative fuels to California. Mark helped champion Solar Rights in California. Using the appeal of the Green Ribbon Home™ and California’s Solar Rights Law, Mark has had success in changing the electric metering in parks to net metering, which has opened up the solar power market to millions of Californians that currently reside in master metered dwellings. Mr. Snyder resigned from his position in Enertopia Corp. on June 30, 2013 and currently is an advisor to the Company.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

						Non-Equity
						Incentive	Nonqualified	All
						Plan	Deferred	Other
Name				Stock	Option	Compensation	Compensation	Compensation
and Principal		Salary	Bonus	Awards	Awards	tion	Earnings	tion	Total
Position	Year	($)	($)	($)	(#)	($)	($)	($)	($)

Robert	2013	$60,000	Nil	Nil	Nil	Nil	Nil	Nil	$60,000
McAllister(1)	2012	$60,000	Nil	Nil	Nil	Nil	Nil	Nil	$60,000
President and
Director

Gerald Carlson (2)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director and President

John Thomas	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2012	Nil	Nil	Nil	250,000	Nil	Nil	Nil	Nil

Donald Findlay	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Greg Dawson	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Chris Bunka (3)	2013	$55,000(3)	Nil	Nil	Nil	Nil	Nil	Nil	$55,000
Former Chief	2012	$60,000(3)	Nil	Nil	Nil	Nil	Nil	Nil	$60,000
Executive Officer,
Director and Chief Financial Officer

Bal Bhullar	2013	$71,416	Nil	Nil	Nil	Nil	Nil	Nil	$71,416
Chief Financial	2012	$65,543	Nil	Nil	Nil	Nil	Nil	Nil	$65,543
Officer

Mark Snyder(5)	2013	$6,000	Nil	Nil	Nil	Nil	Nil	Nil	$6,000
Former Chief	2012	$12,000	Nil	Nil	Nil	Nil	Nil	$42,000	$54,000
Technical Officer

(1)	On November 30, 2007, Mr. McAllister was appointed as our President and on April 14, 2008 he was appointed as a director. Salary for Mr. McAllister is largely accrued.

(2)	On November 30, 2007, Mr. Carlson resigned as our President but remained a director of our company. Mr. Carlson resigned as director of our company on February 8, 2012.

(3)	On July 23, 2013, Mr. Bunka resigned as CEO and Chairman. Salary compensation for Mr. Bunka is accrued fees.

(4)	On June 30, 2013, Mr. Snyder resigned as CTO of the Company.

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

On December 1, 2008, we entered into a consulting agreement with CAB Financial Services, a corporation organized under the laws of the Province of British Columbia. CAB Financial Services is a consulting company controlled by the chairman of the board and the chief executive officer of our company. A fee of $5,000 per month is accrued. We may terminate this agreement without prior notice based on a number of conditions. CAB Financial Services Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so. The contract was terminated on July 23, 2013.

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

On October 9, 2009, the Company entered into a consulting agreement with the chief technical officer of the Company for $1,000 per month. On March 1, 2013 the Company renewed the agreement with a monthly rate of $10 per month. The contract was cancelled on June 30, 2013.

On August 23, 2010, we entered into a consulting agreement with the Senior Vice-President, Business Development for $3,125 per month. On November 17, 2010, the Company renewed the agreement into a month to month consulting agreement with the Senior Vice-President, Business Development for $3,125. On December 1, 2011 the company renewed his agreement to a commission based with a monthly rate of $10 per month. The contract was cancelled on June 30, 2013.

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

On August 23, 2010, the Company granted options to a consultant of the Company exercisable at $0.20 per share, were cancelled during year ended August 31, 2013.

On November 9, 2010, the Company granted 100,000 stock options to an advisor of the Company exercisable at $0.20 per share, which vested immediately and will expire on November 9, 2015.

On November 15, 2010, the Company dismissed a consultant, of which 50,000 vested options were cancelled on November 15, 2010 and another 50,000 vested stock options expired on February 15, 2011 unexercised.

On February 14, 2011 the Company granted 1,010,000 stock options to directors, officers, and consultants of the Company with the exercise price of $0.15, which vested immediately and expire on February 14, 2016 (355,000 options were cancelled during year ended August 31, 2013).

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

On March 19, 2012, the Company granted 450,000 stock options to a director and advisors to the Company with an exercise price of $0.15, of which 225,000 vested immediately and 225,000 vesting on August 15, 2012 and expire March 19, 2017 (200,000of the options were cancelled during year ended August 31, 2013).

On March 27, 2012, the Company granted 250,000 stock options to an Investor Relations company with an exercise price of $0.15, of which 125,000 vested immediately and 125,000 vesting on June 27, 2012 and expire on March 27, 2017 (cancelled during year ended August 31, 2013).

On April 10, 2012, the Company granted 25,000 stock options to a consultant of the Company with an exercise price of $0.15, which vested immediately and expire on April 10, 2017 (cancelled during year ended August 31, 2013).

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
								Equity
								Incentive
								Plan	Equity
								Awards:	Incentive
			Equity			Number		Number	Plan
			Incentive			of	Market	of	Awards:
			Plan			Shares	Value of	Unearned	Market or
			Awards:			or Units	Shares	Shares,	Payout
	Number of	Number of	Number of			of	or Units	Units or	Value of Unearned
	Securities	Securities	Securities			Stock	of Stock	Other	Shares, Units or
	Underlying	Underlying	Underlying			That	That	Rights	Other
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That	Rights
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	That Have
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert	100,000			$0.10	2014/10/22
McAllister	200,000			$0.10	2014/12/30
	255,000			$0.15	2016/02/14
John	250,000			$0.15	2017/03/19
Thomas
Donald	150,000			$0.15	2016/03/10
Findlay	50,000			$0.25	2016/06/02
Greg	250,000			$0.25	2016/06/02
Dawson
Bal	100,000			$0.10	2014/10/22
Bhullar	100,000			$0.10	2014/12/30
	300,000			$0.15	2016/02/14

Option Exercises

During our fiscal year ended August 31, 2013 there were no options exercised by our named officers.

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

The following table sets forth, as of November 20, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership	of Class
Robert McAllister	4,195,000(2)	8.40%
Kelowna, British Columbia, Canada
Bal Bhullar	751,000(3)	1.50%
Vancouver, British Columbia, Canada
Donald Findlay	252,000(5)	0.50%
Calgary, Alberta, Canada
Greg Dawson	300,000(6)	0.60%
Vancouver, British Columbia, Canada
John Thomas	300,000(7)	0.60%
Vancouver, British Columbia, Canada
Directors and Executive Officers as a	5,798,000	11.60%
Group (5 people) (8)
0984329 BC Ltd.	10,000,000	20.02%
Mission, BC
Chris Bunka	4,007,833(1)	8.02%
Kelowna, British Columbia, Canada
Total	19,805,833	39.65%

(1)	Includes 100,000 warrants which are exercisable at $0.20; 2,334,333 shares in the name of CAB Financial Services and 200,000 shares held in 0743608 BC Ltd for which Chris Bunka is the sole beneficiary.

(2)	Includes 280,000 warrants which are exercisable at $0.20; 300,000 and 255,000 and 250,000 options which are exercisable at $0.10, and $0.15 and $0.06.

(3)	Includes 200,000 and 300,000 and 250,000 options which are exercisable at $0.10 and $0.15 and $0.06.

(4)	Includes 150,000 and 50,000 and 50,000 options which are exercisable at $0.15 and $0.25 and $0.06.

(5)	Includes 250,000 and 50,000 options which are exercisable at $0.25 and $0.06.

(6)	Includes 250,000 and 50,000 options which are exercisable at $0.25 and $0.06.

(7)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 20, 2013. As of November 20, 2013, there were 41,364,415 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

For the year ended August 31, 2013, our company was party to the following related party transactions:

  Paid /accrued $60,000 (August 31, 2012: $60,000) to the President of the Company in consulting fees.

  Paid/accrued $55,000 (August 31, 2012: $60,000) of consulting fees to a company controlled by a former Director/CEO of the Company.

  Paid/accrued CAD$64,435 (August 31, 2012: $65,543) in consulting fees to a company controlled by the CFO of the Company.

  Paid /accrued $6,040 (August 31, 2012: $9,000) in consulting fee former CTO of the Company.

  Paid / accrued $110 (August 31, 2012: $9,375) in consulting fee to former Senior VP, Business Development.

  Included in accounts payable, $123,610 was payable to the President and a company controlled by a CFO of the Company.

  On February 9, 2012, the Company signed a Loan Agreement with Robert McAllister, director of the Company to borrow $50,000 (CAD$50,000). The loan is unsecured, was due on May 9, 2012 at an interest rate of 10% per annum and is now on a month to month term.

Director Independence

We currently act with four (4) directors, consisting of Robert McAllister, Donald Findlay, John Thomas and Greg Dawson. We have determined that Greg Dawson, Donald Findlay, and Gerald Carlson are an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2013 and for fiscal year ended August 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2013	August 31, 2012
Audit Fees	30,759	24,502
Audit Related Fees	25,651	19,986
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	56,411	44,488

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by MNP LLP for fiscal year ended August 31, 2013.

Audit related Fees. There were $30,759 audit related fees paid to MNP LLP for the fiscal year ended August 31, 2013 and $24,502 for the fiscal year ended August 31, 2012.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2013 and August 31, 2012, we did not use MNP LLP for non-audit professional services or preparation of corporate tax returns.

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
Date: December 4, 2013.

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: December 4, 2013.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: December 4, 2013.

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: December 4, 2013.