Form 10-Q
period 2013-11-30
Enertopia Corp.
filed 2014-01-14
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission File Number 000-51866

ENERTOPIA CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

950 – 1130 West Pender Street, Vancouver, BC	V6E 4A4
(Address of principal executive offices)	(Zip Code)

604-602-1675
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
46,612,415 common shares issued and outstanding as of January 6, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended November 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30	August 31
	2013	2013

ASSETS

Current
Cash and cash equivalents	$89,051	$1,341
Owned securities (Note 4)	3,750	3,750
Accounts receivable	13,030	10,267
Prepaid expenses and deposit	27,816	6,913
Assets held for sale (Note 5)	32,197	32,197
Total current assets	165,844	54,468

Non-Current
Long term investments - GSWPS (Note 5)	1	1
Oil and Gas Asset (Note 6)	4,000
Prepayment for Medical Marijuana Assets (Note 7)	400,000	-
Total Assets	$569,845	$54,469

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$340,058	$354,928
Short Term Loan- related party (Note 8)	47,380	47,380
Shares Subscriptions received	15,000	-
Due to related parties (Note 9)	161,568	123,610
Total Current Liabilities	564,006	525,918

STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 44,084,415 common shares at November 30, 2013 and August 31,2013: 30,314,415	44,084	30,314
Additional paid-in capital	6,235,822	5,622,895
Deficit accumulated during the exploration stage	(6,274,067)	(6,124,658)
Total Stockholders' Equity	5,839	(471,449)
Total Liabilities and Stockholders' Equity	$569,845	$54,469

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO November 30, 2013
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350

Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750

Stock to be issued	125,000	-	37,375	125	-	37,500

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917

Stock issued on September 29, 2005	-	125	-	(125)	-	-

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826

Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236			163,329

Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000

Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000

The accompanying notes are an integral part of these consolidated financial statements

Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000

Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)

Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163

Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100

Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139

Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)

Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124

Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410

Stock-based compensation	-	-	35,780	-	-	35,780

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233

Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547

Imputed interest for non-interest bearing loan			2,442			2,442

Stock-based compensation			78,858			78,858

Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500			125,000

Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068			83,625

Gain on settlement of the amount due to related parties			34,542			34,542

The accompanying notes are an integral part of these consolidated financial statements

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)

Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	(4,218,614)	429,873

Debt settlement on November 22, 2010	62,500	63	9,313			9,376

Debt settlement on November 19, 2010	100,000	100	14,900			15,000

Stock-based compensation			254,443			254,443

Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264	15,000		908,993

Share Issuance costs			(96,490)	(15,000)		(111,490)

Warrants issued on March 3, 2011			(848,459)			(848,459)

Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000			-

Debt settlement on March 16, 2011	78,125	78	12,422			12,500

Debt settlement on April 27, 2011	360,000	360	157,412			157,772

Debt settlement on April 27, 2011	100,000	100	45,900			46,000

Shares issued Wildhorse on April 11, 2011	500,000	500	74,500			75,000

Share issuance correction on Jun 4, 2011	4,000	4	(4)			-

Comprehensive income (loss):
(Loss) for the year					(165,405)	(165,405)

Balance, August 31, 2011	24,643,865	$24,644	$5,142,978	$-	$(4,384,019)	$783,603

Stock-based compensation			66,953			66,953

Shares issued Altar on October 11, 2011	100,000	100	9,900			10,000

Shares issued Wildhorse on March 30, 2012	150,000	150	14,850			15,000

Shares issued Tom Ihrke on April 10, 2012	93,750	94	9,281			9,375

Shares subscription for cash on April 13, 2012	2,080,000	2,080	191,499			193,579

The accompanying notes are an integral part of these consolidated financial statements

Shares subscription for cash on July 27, 2012	600,000	600	29,400				30,000

Shares subscription for cash on August 24, 2012	160,000	160	7,840				8,000

Comprehensive income (loss):
(Loss) for the year						(1,009,735)	(1,009,735)

Balance, August 31, 2012	27,827,615	$27,828	$5,472,701	$	- $	(5,393,754)	$106,775

Shares issued for cash September 28, 2012	1,074,500	1,074	48,676				49,750

Shares issued Altar on November 24, 2012	100,000	100	5,900				6,000

Shares issued for cash November 15, 2012	1,152,300	1,152	49,498				50,650

Shares issued to Mark Snyder	160,000	160	15,840				16,000

Debt settlement on March 1, 2013			30,280				30,280

Comprehensive income (loss):
(Loss) for the year						(730,904)	(730,904)

Balance,August 31, 2013	30,314,415	30,314	5,622,895		-	(6,124,658)	(471,449)

Shares issued to Downhole Energy on September 17, 2013	100,000	100	3,900				4,000

Shares issued to Stewart Briggs/Olibri on October 4, 2013	750,000	750	36,750				37,500

Shares issued for MM Assets on November 1, 2013	10,000,000	10,000	390,000				400,000

Shares issued for Investor Relations on November 18, 2013	200,000	200	13,800				14,000

Shares issued for cash on November 26, 2013	2,720,000	2,720	133,280				136,000

Stock Based Compensation			35,197				35,197

Comprehensive income (loss):
(Loss) for the period						(149,409)	(149,409)

Balance, November 30, 2013	44,084,415	44,084	6,235,822		-	(6,274,067)	5,839

The accompanying notes are an integral part of these consolidated financial statements

Enertopia Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			NOVEMBER 24, 2004
	Three Months Ended		TO
	November 30	November 30	November 30
	2013	2012	2013

Revenue
Non-renewal energy - natural gas and oil revenue	$-	$-	$374,342
Renewable energy - service revenue	-	-	32,119

	-	-	406,461
Cost of revenue
Non-renewable energy:
Natural gas and oil operating costs and royalties	-	-	141,197
Depletion	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	293,436
Renewable energy	-	-	48,050

	-	-	781,172

Gross Profit	-	-	(374,711)

Expenses
Accounting and audit	18,724	32,205	405,886
Sales & Marketing	-	-	846
Advertising & Promotions	29,261	3,692	109,755
Bank charges and interest expense	346	2,532	66,579
Consulting	66,021	52,252	1,848,880
Mineral exploration costs	-	10,070	520,869
Fees and dues	8,946	11,047	160,573
Insurance	4,200	4,116	84,622
Investor relations	14,000	-	137,814
Legal and professional	-	-	223,487
Office and miscellaneous	2,052	96	61,037
Rent	546	3,936	96,468
Telephone	-	947	20,364
Training & Conferences	4,853	-	20,339
Travel	460	2,012	118,862

Total expenses	149,409	122,905	3,876,381

(Loss) for the period before other items	(149,409)	(122,905)	(4,251,092)

Other income (expense)
Interest income	-	-	9,433
Impairment of long term investments (Note 5)	-	-	(253,841)
Others	-	-	22,775
Equity interest pick up	-	-	(17,744)
Loss on owned securities	-	(3,750)	(283,082)
Gain on disposition of oil and gas interests	-	-	522,976
Revaluation of warrants liability	-	9,789	896,019
Write down of oil and gas properties (Note 6)	-	-	(2,919,511)

Net loss and comprehensive loss for the period	$(149,409)	$(116,866)	$(6,274,067)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	34,198,261	25,688,882

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			November 24, 2004
	Three Months Period Ended		TO
	November 30,	November 30,	November 30,
	2013	2012	2013
Cash flows used in operating activities

Net Income (loss)	$(149,409)	$(116,866)	$(6,274,067)
Changes to reconcile net loss to net cash used in operating activities

Consulting - Stock based compensation	35,197	-	692,447
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,436
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	-	-	2,919,511
Gain on disposition of oil and gas properties	-	-	(522,976)
Fair value of warrants liabilities	-	(9,789)	(896,019)
Gain on owned securities	-	3,750	283,082

Equity pick-up	-	-	17,744
Impairment of long term investments (Note 5)	-	-	253,841

Imputed interest	-	-	17,396

Accrued loan interest	-	-	17,928
Other non-cash activities	26,500	-	56,653
Change in non-cash working capital items:
			-

Accounts receivable	(2,763)	24,688	(5,282)
Prepaid expenses and deposit	4,097	(3,723)	21,468
Accounts payable and accrued liabilities	(14,870)	41,827	321,819
Due to related parties	37,958	18,000	192,231

Net cash (used in) operating activities	(63,290)	(42,113)	(2,274,799)
Cash flows from (used in) investing activities
Proceeds from sale of marketable securities	-	-	56,241
Oil and gas properties acquisition and divestment	-	-	(345,180)
Proceeds from sale of oil and gas interests	-	-	521,545
Mineral resource properties acquisition	-	(40,000)	(231,843)

Investment in GSWPS	-	-	(103,500)

Investment in Pro Eco	-	-	(45,000)
Cash provided in connection with business acquisition	-	-	201,028
Net cash from (used in) investing activities	-	(40,000)	53,291
Cash flows from financing activities

Promissory notes - related party	-	-	50,045
Net proceeds from subscriptions received	151,000	100,399	2,260,514

Net cash from financing activities	151,000	100,399	2,310,559

Increase (Decrease) in cash and cash equivalents	87,710	18,286	89,051
Cash and cash equivalents, beginning of period	1,341	13,692	-

Cash and cash equivalents, end of period	$89,051	$31,978	$89,051

Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the period ended November 30, 2013 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2013 audited annual consolidated financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company was an independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States and Canada. In the fiscal year 2010, the Company shifted its strategic plan from its non-renewal energy operations to its planned renewal energy operations and natural resource acquisition and development. In late summer of 2013, the Company added another business sector in its entrance to medical marijuana and is considered a development stage company. The Company has offices in Vancouver and Kelowna, B.C., Canada.

Effective September 25, 2009, we effected one (1) for two (2) share consolidation of our authorized and issued and outstanding common stock.

On February 8, 2010, the Company changed its name from Golden Aria Corp. to Enertopia Corp.

On February 22, 2010, the Company increased its authorized share capital to 200,000,000 common shares.

2.	GOING CONCERN UNCERTAINTY

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $149,409 for the three months ended November 30, 2013 [net loss $116,866 for the three months ended November 30, 2012] and as at November 30, 2013 has incurred cumulative losses of $6,274,067 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The unaudited interim consolidated financial statements include the financial statements of the Company and its wholly- owned subsidiary, Target Energy, Inc., which has been dissolved effective November 4, 2013 with no significant accounting impact, equity interest of Pro Eco Energy Inc., which has been sold on December 2, 2013 and Global Solar Water Power Systems Inc. has been written down to $1. All significant inter-company balances and transactions have been eliminated.

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

In March 2013, the Financial Accounting Standards Board ( “FASB") issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter starting from March 1, 2014. We are currently reviewing the provisions of ASU No. 2013-05 on our consolidated financial statements.

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

As at November 30, 2013 owned securities consist of 375,000 common shares of Cheetah Oil & Gas Ltd. obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Cheetah Oil & Gas Ltd. was $0.01 per share as at November 30, 2013 ( August 31, 2013 - $0.01).

5.	ASSETS HELD FOR SALE

Assets held for sale as November 30, 2013 and August 31, 2012 were comprised of the following:

	November 30, 2013	August 31, 2013
	$	$
Investments in Pro-Eco Energy	32,197	32,197
	32,197	32,197

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

As at November 30, 2013, the Pro-Eco Energy investment had a value of $32,197 ( August 31, 2013: $32,197). Subsequent to period end, the Company sold its 8.25% ownership in Pro Eco Energy for $40,000 to a third party, Western Standard Energy Corp. Please also see note 15(a).

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

During the August 31, 2013 fiscal year end, based on the management’s assessment of GSWPS’s current operations, the Company decided to write down long-term investment in GSWPS to $1.

7.	MINERAL PROPERTY AND OIL AND GAS PROPERTIES

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

On September 17, 2013 the Company entered into an AMI Participation Agreement with Downhole Energy LLC to participate in 100% gross interest and 75% net revenue interest for drilling, completion and production of up to 100 oil wells on certain oil and gas leases covering 2,924 in the historic field located in Forest and Venango counties, Pennsylvania. In order to earn the interest in this property, the Company is required to make the following payments:

•	Issuing to the Vendor 100,000 common shares in the capital stock of the Company as soon as practicable following the execution of this Agreement (issued at $0.04 per share),
•	Drilling up to10 wells in year one and issuing 10,000 common shares per producing well after 60 days of commercial production on or before the first anniversary of this Agreement,
•	Drilling up to 20 wells in year two and issuing 10,000 common shares per producing well after 60 days of commercial production on or before the second anniversary of this Agreement,
•	Drilling up to 30 wells in year three and issuing 10,000 common shares per producing well after 60 days of commercial production on or before the third anniversary of this Agreement, and
•	Drilling up to 40 wells in year four and issuing 10,000 common shares per producing well after 60 days of commercial production on or before the fourth anniversary of this Agreement.

On execution of this agreement the company issued 100,000 of its common shares at $0.04 per share to Downhole Energy LLC.

8.	MEDICAL MARIJUANA INVESTMENT

The Company has entered into a Letter of Intent Agreement (“LOI”) on November 1, 2013 with 0786521 BC Ltd. (the “Vendor”) where the Company wishes to buy and the Vendor wishes to sell 51% of the issued and outstanding capital stock of the Vendor. The Vendor is the owner, operator of a Medical Marihuana operation located at 33420 Cardinal Street, Mission, British Columbia, Canada. Until such time as the Vendor and the Company enter into a Definitive Agreement, the Parties agree that all terms of this LOI are and shall serve only as an expression of interest between the Vendor and the Company. This LOI is not comprehensive and no business relationship is created between the Vendor and the Company unless and until such time as negotiations between the Parties result in the consummation of a Definitive Agreement and such Definitive Agreement is ratified by their respective authorized representatives. On the execution of the LOI, the Company issued 10,000,000 of its common shares at $0.04 per share to the Vendor.

9.	SHORT TERM LOAN

On February 9, 2012, the Company signed a Loan Agreement with Robert McAllister, president and director of the Company, to borrow $50,045 (CAD$50,000). The loan is unsecured, was due on May 9, 2012 at an interest rate of 10% per annum. Upon short term loan due, the loan term has been changed to a month to month.

10.	RELATED PARTIES TRANSACTION

For the nine months ended November 30, 2013, the Company was party to the following related party transactions:

	•	Paid/accrued $15,000 (November 30, 2012: $15,000) to the President of the Company in consulting fees.
	•	Paid/accrued $16,500CAD (November 30, 2012: $16,500CAD) in consulting fees to a company controlled by the CFO of the Company.
	•	As at November 30, 2013, $161,568 was payable to the officers/directors and the companies controlled by the officers/directors of the Company.
	•	See Note 11.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

11.	COMMON STOCK

On September 17, 2013 the Company entered into an AMI Participation Agreement with Downhole Energy LLC to participate in 100% gross interest and 75% net revenue interest for drilling, completion and production of up to 100 oil wells on certain oil and gas leases covering 2,924 in the historic field located in Forest and Venango counties, Pennsylvania. On execution of this agreement the company issued 100,000 of its common shares at a price of $0.04 to Downhole Energy LLC.

On October 4, 2013 the Company entered into a consulting agreement with a six months term with Olibri Acquisitions and issued 750,000 common shares at a price of $0.05 of the Company for services provided in oil and gas consulting. As at November 30, 2013, a total of $12,500 has been expensed and $25,000 has been recorded as prepayment.

The Company has entered into a Letter of Intent Agreement (“LOI”) on November 1, 2013 with 0786521 BC Ltd. (the “Vendor”) where the Company wishes to buy and the Vendor wishes to sell 51% of the issued and outstanding capital stock of the Vendor. The Vendor is the owner, operator of a Medical Marihuana operation located at 33420 Cardinal Street, Mission, British Columbia, Canada. Until such time as the Vendor and the Company enter into a Definitive Agreement, the Parties agree that all terms of this LOI are and shall serve only as an expression of interest between the Vendor and the Company. This LOI is not comprehensive and no business relationship is created between the Vendor and the Company unless and until such time as negotiations between the Parties result in the consummation of a Definitive Agreement and such Definitive Agreement is ratified by their respective authorized representatives. On the execution of the LOI, the Company issued 10,000,000 of its common shares at a price of $ 0.04 to the Vendor.On November 18, 2013, the Company entered into an investor relations contract with Coal Harbour Communications Inc. The initial term of this agreement shall begin on the date of execution of this Agreement and continue for two months. Thereafter the agreement will continue on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services the Company will pay the Provider a one-time payment of two hundred thousand shares 200,000 of restricted common stock at a price of $0.07 in Enertopia Corporation. The stock will be issued in the name of Dale Paruk for 100,000 shares and Neil Blake for 100,000 shares. In consideration of the services provided, the Company shall pay Coal Harbour Communications, a monthly fee of $5,000 payable on the 1st day of each monthly period starting 60 days from the signing of this agreement and $500 per month to cover expenses incurred on the Company’s behalf. Any expenses above $500 per month must be pre-approved.

On November 26, the Company closed the first tranche of a private placement of 2,720,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$136,000 (US$136,000). Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of thirty six month following the close.

As at November 30, 2013, the Company had 44,084,415 shares issued and outstanding.

12.	STOCK OPTIONS AND WARRANTS

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

For the three months ended November 30, 2013, the Company recorded $35,197 (November 30, 2012 – $Nil) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the three months ended November 30, 2013 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2013	2,455,000	$ 0.15
Granted	700,000	0.06
Balance, November 30, 2013	3,155,000	$ 0.13

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	November 30, 2013	August 31, 2012
Expected volatility	204%-206%	134.43%-142.22%
Risk-free interest rate	1.33%-1.39%	1.32%-1.46%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.05-$0.08	$0.06

The Company has the following options outstanding and exercisable.

November 30, 2013		Options outstanding		Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.06	675,000	4.93 years	$0.06	675,000	$0.06
$0.09	25,000	4.97 years	$0.09	25,000	$0.09
$0.10	400,000	0.89 years	$0.10	400,000	$0.10
$0.10	450,000	1.08 years	$0.10	450,000	$0.10
$0.15	655,000	2.21 years	$0.15	655,000	$0.15
$0.15	150,000	2.19 years	$0.15	150,000	$0.15
$0.15	250,000	3.30 years	$0.15	250,000	$0.15
$0.18	150,000	1.73 years	$0.18	150,000	$0.18
$0.20	100,000	1.73 years	$0.20	150,000	$0.20
$0.25	300,000	2.51 years	$0.25	300,000	$0.25

	3,155,000	2.60 years	$0.13	3,155,000	$0.13

August 31, 2013		Options outstanding		Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable

$0.10	400,000	1.14 years	$0.10	400,000	$0.10
$0.10	450,000	1.33 years	$0.10	450,000	$0.10
$0.15	655,000	2.46 years	$0.15	655,000	$0.15
$0.15	150,000	2.44 years	$0.15	150,000	$0.15
$0.15	250,000	3.55 years	$0.15	250,000	$0.15
$0.18	150,000	1.98 years	$0.18	150,000	$0.18
$0.20	100,000	1.98 years	$0.20	150,000	$0.20
$0.25	300,000	2.76 years	$0.25	300,000	$0.25

	2,455,000	2.18 years	$0.15	2,455,000	$0.15

Warrants

On November 26, the Company closed the first tranche of a private placement of 2,720,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$136,000 (US$136,000). Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of thirty six month following the close.

A summary of warrants as at November 30, 2013 and August 31, 2013 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2013	5,429,800	$ 0.12
Granted	2,720,000	$ 0.10
Balance, August 31, 2013	8,149,800	$ 0.11

Number	Exercise	Expiry
Outstanding [1]	Price	Date

2,224,200	$0.15; $0.20 after 12 months	April 13, 2014
660,000	$0.10; $0.20 after 12 months	July 27, 2015
176,000	$0.10; $0.20 after 12 months	Aug 24, 2015
1,154,000	$0.10; $0.20 after 12 months	Sep 28, 2015
1,215,600	$0.10; $0.20 after 12 months	Nov 15, 2015
2,720,000	$0.10	Nov 26, 2016
8,149,800

1.          Each warrant entitles a holder to purchase one common share.

13.	COMMITMENTS – OTHER

	(a)	The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $5,000 per month plus HST/GST on a continuing basis.

(b)

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

	(c)	Also see note 7.

14.	SEGMENTED INFORMATION

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting," the Company has concluded it has two reportable segments: renewable energy, and oil and gas, and medical marijuana, which are managed separately based on fundamental differences in their operations nature.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

			Medical
Quarter ended November 30, 2013	Renewable energy	Oil and Gas	Marijuana	Corporate	Consolidated
Revenues	$-	$-	$-	$-	$-

Net income (loss) from operations				(149,409)	(149,409)

Total assets	$1	$4,000	$400,000	$165,845	$569,845

The operations of the Group are located geographically in the United States, except for the Medical Marijuana which is in Canada. The administrative functions are all located geographically in Canada.

15.	SUBSEQUENT EVENTS

a)

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

b)

On December 23, the Company closed its final tranche of a private placement of 2,528,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$126,400 (US$126,400). Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of thirty six month following the close. The Company also paid a cash finders fee of $10,140 and 202,800 broker warrants to Canaccord Genuity and Wolverton Securities that are exercisable into one common share at a price of US$0.10 that expire on December 23, 2016.

c)

On January 1, the Company signed a On January 1, 2014, the Company entered into an Social Media/Web Marketing Agreement with Stuart Gray. The initial term of this agreement shall begin on the date of execution of this Agreement and continue for three months. In consideration for the services the Company will pay the Provider Stuart Gray a monthly fee of $5,000. Upon execution of the Agreement, the Company issued 200,000 stock options. The exercise price of the stock options is $0.075, 100,000 stock options vested immediately, 50,000 stock options vested 30 days after the grant and 50,000 stock options vested 60 days after the grant, expiring January 1, 2019.

16.	COMPARATIVE INFORMATION

Certain comparative information has been reclassified to conform with the presentation adopted in the current period.

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

On January 31, 2010, the Company entered into an Independent Sales and Marketing Representative Agreement with Global Solar Water Power Systems Inc. ("GSWPS"), a private company beneficially owned by Mark Snyder, the Company’s former Chief Technical Officer.

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

We currently hold the following interests:

Equity Investment in Pro Eco Energy, Inc. -Sold its equity investment on December 2, 2013

On April 21, 2008, we announced that we had made an 8.25% equity investment into Pro Eco Energy Ltd., a clean tech energy company involved in designing, developing and installing solar energy solutions for commercial and residential customers. We also welcomed the President of Pro Eco Energy, Mr. Roger Huber, as the first member of our Clean Tech Advisory board. Mr. Huber has a long career in optimizing energy solutions and his knowledge and wide industry contacts are expected to help us develop our alternative energy solutions.

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

Also on January 31, 2010, we entered into an Independent Sales and Marketing Representative Agreement with Global Solar Water Power Systems. Pursuant to the terms of the agreement, Global Solar Water Power Systems agreed to appoint our company as its independent sales representative to solicit orders for those solar and/or wind turbine powered water filtration products marketed from time to time by Global Solar Water Power Systems and/or our company on an exclusive basis in Africa and non-exclusive basis throughout the rest of the world, with the exception of Iraq. In consideration for services to be rendered by our company under the agreement, we will receive a minimum of 5% of the net invoice price from any product orders and not more than 12% of the net invoice price. Our company and Global Solar Water Power Systems have the right to jointly determine specific sales cases individually to generate unique commissions by their joint agreement on a case by case basis. The agreement expires on January 31, 2015.

One of Global Solar Water Power Systems business lines is the business of developing and manufacturing a portable solar powered trailer mounted water purification units that can be delivered and operated nearly anywhere in the world and can provide a village, resort, or remote work-camps with all their drinking water and domestic water requirements. The technology was developed in 2009 by Mark Snyder. Over 300 locations in Iraq were benefiting from clean drinking water as a result of the deployment of these systems, which were delivered to Iraq during 2009, prior to our company’s involvement.

In November 2012, the Company had a valuation report completed on GSWPS by RWE Growth Partners Inc. As a result, the Company’s long-term investment in GSWPS has been written down to $68,500 as at August 31, 2012. The Company is expecting a new valuation report as at August 31, 2013 later this year.

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement (“Option Agreement”) with the Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Option Agreement the Optionors have assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at August 31, 2013, the Company has issued 500,000 shares at price of $0.15 per share and 150,000 shares at price of $0.10 per share to the Optionors and made aggregate cash payment of $106,863 (August 31, 2012-$106,863); the Company has expensed exploration costs of $143,680 (August 31, 2012-$143,680). On June 26, 2013, the Company announced the termination of its Option Agreement. the Company had made aggregate cash payments of $106,863 and issued 500,000 shares at price of $0.15 per share and 150,000 common shares at $0.10 per share to Wildhorse Copper Inc.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2014 other than office computers, furnishings, and communication equipment as required.

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

On October 9, 2009, the Company entered into a consulting agreement with BKB Management Ltd, a corporation organized under the laws of the Province of British Columbia. BKB Management controlled by the chief financial officer of the Company. A fee of CAD$4,675 including GST was paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective April 1, 2011, the fee is CAD$5,500 plus GST.

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

In March 2013, the Financial Accounting Standards Board ( “FASB") issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter starting from March 1, 2014. We are currently reviewing the provisions of ASU No. 2013-05 on our consolidated financial statements.

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

Results of Operations – Three Months Ended November 30, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2013, which are included herein.

Our operating results for the three months ended November 30, 2013, for the three months ended November 30, 2012 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended November 30, 2013		Three Months Ended November 30, 2012		Change Between Three Month Period Ended November 30, 2013and November 30, 2012
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Other (income) expenses		Nil		(6,039)		6,039
General and administrative		149,409		122,905		26,504
Interest expense		346		2,532		(2,186)
Consulting fees		66,021		52,252		13,769
Exploration expenses		Nil		10,070		(10,070)
Professional Fees		18,724		32,205		(13,481)
Net income (loss)		(149,409)		(116,866)		(32,543)

Our accumulated losses increased to $6,27474,067 as of November 30, 2013. Our financial statements report a net loss of $149,409 for the three-month period ended November 30, 2013, compared to a net loss of $116,866 for the three-month period ended November 30, 2012. Our net losses have increased by $32,543 for the three month period ended November 30, 2013, our general and administrative expenses were higher by $26,504 for November 30, 2013 compared to November 30, 2012. The increase was largely due to higher advertising and marketing costs of $29,261 for the three month period ended November 30, 2013, compared to $3,692 for November 30, 2012. In addition the Company incurred $14,000 for investor relations for the three month period ended November 30, 2013. These increased costs are with due to the Company’s entrance to the Medical Marijuana business sector.

As at November 30, 2013, we had $564,006 in current liabilities. Our net cash used in operating activities for the three months ended November 30, 2013 was $63,290 compared to $42,113 used in the three months ended November 30, 2012. Our accumulated losses increased to $6,274,067 as at November 30, 2013.

Our total liabilities as of November 30, 2013 were $564,006 as compared to total liabilities of $525,918 as of August 31, 2013. The increase of the liabilities is due to the increase in accounts payable and the amounts due to related parties which is primarily for accrued consulting fees for the CEO and CFO of the Company.

Liquidity and Financial Condition

Working Capital

	At November 30,	At August 31,
	2013	2013
Current assets	$165,845	$54,469
Current liabilities	564,006	525,918
Working capital	$(398,161)	$(471,449)

Cash Flows
	Three Months Ended
	November 30	November30
	2013	2012
Cash flows (used in) operating activities	$(63,290)	$(42,113)
Cash flows (used in) investing activities	Nil	(40,000)
Cash flows (used in) financing activities	151,000	100,400
Net increase (decrease) in cash during period	$87,710	$18,286

Operating Activities

Net cash used in operating activities was $63,290 in the three months ended November 30, 2013 compared with net cash used in operating activities of $42,113 in the same period in 2012. The increase in cash used mostly results from increased operating costs incurred in the current period.

Investing Activities

Net cash provided in investing activities was $Nil in the three months ended November 30, 2013, compared to net cash used in investing activities of $40,000 in the same period in 2012. The change in cash used in investing activities is mainly attributable to more costs related to the mineral resource property acquisitions in 2012.

Financing Activities

Net cash provided by financing activities was $151,000 in the three months ended November 30, 2013 compared to $100,400 in the same period in 2012. Cash provided in 2013 was from private placement financing and in 2012 was from private placement financings.

Revenue comparisons for the Quarter ended November 30, 2013 compared to the quarter ended November 30, 2012

For the three-month period ended November 30, 2013, the Company had $Nil in revenues compared to $Nil in revenues for the same nine-month period in the prior year. The Company has generated $406,461 in revenues from inception on November 24, 2004 to November 30, 2013.

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

As of November 30, 2013, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Associated with Business

No Assurance of Profitability

Our renewable energy business and Medical Marihuana (MMJ) operations are in the start-up stage only, and are unproven. We may not be successful in implementing our business plan to become profitable. There may be less demand for our services than we anticipate. There is no assurance that this business will succeed.

Changing Consumer Preferences

The decision of a potential client to undergo an environmental audit or review may be based on ethical or commercial reasons. In some instances, or with certain businesses, there may be no assurance that an environmental review will result in any cost savings or increased revenues. As such, unless the ethical consideration is also a material factor, there may be no incentive for such businesses to undertake an environmental review. Changes in consumer and commercial preferences, or trends, toward or away from environmental issues may impact on businesses’ decisions to undergo environmental reviews. MMJ sector offers many choices for MMJ patients and their can be no assurance that the product supplied by the Company and or its partners will be successful in market penetration.

General Economic Factors

The willingness of businesses to spend time and money on energy efficiency may be dependent upon general economic conditions; and any material downturn may reduce the likelihood of businesses incurring costs toward what some businesses may consider a discretionary expense item. Willingness by MMJ patients to continue to buy MMJ products may be dependant upon general economic conditions and any material downturn may reduce the potential profitability of the MMJ business sector.

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

Effectiveness and Efficiency of Advertising and Promotional Expenditures

The future growth and profitability of our clean energy business and MMJ sectors will be dependent in part on the effectiveness and efficiency of our advertising and promotional expenditures, including our ability to (i) create greater awareness of our services, (ii) determine the appropriate creative message and media mix for future advertising expenditures, and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that we will experience benefits from advertising and promotional expenditures in the future. In addition, no assurance can be given that our planned advertising and promotional expenditures will result in increased revenues, will generate levels of service and name awareness or that we will be able to manage such advertising and promotional expenditures on a cost-effective basis.

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

Our operations may require licenses and permits from various governmental authorities to build and install alternative energy systems or to conduct energy retrofits and build MMJ operations. We believe that we will be able to obtain all necessary licenses and permits under applicable laws and regulations for our operations and believe we will be able to comply in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
09/01/2014

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
09/01/2014