Form 10-Q
period 2014-02-28
Enertopia Corp.
filed 2014-04-15
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________

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
87,271,369 common shares issued and outstanding as of April 10, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three months period ended February 28, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 28	August 31
	2014	2013

ASSETS
Current
Cash and cash equivalents	$970,316	$1,341
Owned securities (Note 4)	3,750	3,750
Accounts receivable (Note 5)	38,360	10,268
Prepaid expenses and deposit	58,396	6,913
Assets held for sale (Note 5)	-	32,197
Total current assets	1,070,822	54,469

Non-Current
Oil and Gas Asset (Note7)	4,000	-
Medical Marijuana Assets (Note 8)	4,107,628	-
Total Assets	$5,182,450	$54,469

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$285,851	$354,928
Short Term Loan- related party (Note 8)	-	47,380
Due to related parties (Note 9)	135,672	123,610
Total Current Liabilities	421,523	525,918
	-	-
	421,523	525,918
STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 80,731,262 common shares at February 28, 2014 and August 31,2013: 30,314,415	80,731	30,314
Additional paid-in capital	11,277,067	5,622,895
Deficit accumulated during the exploration stage	(6,596,871)	(6,124,658)
Total Stockholders' Equity	4,760,927	(471,449)
Total Liabilities and Stockholders' Equity	$5,182,450	$54,469

The accompanying notes are an integral part of these consolidated financial statements

F1

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO FEBRUARY 28, 2014
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350

Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750

Stock to be issued	125,000	-	37,375	125	-	37,500

Comprehensive income (loss): (Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917

Stock issued on September 29, 2005	-	125	-	(125)	-	-

Comprehensive income (loss): (Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826

Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236			163,329

Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000

Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000

Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000

Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405

Comprehensive income (loss): (Loss) for the year	-	-	-	-	(607,397)	(607,397)

Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163

Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100

Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139

Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257

Comprehensive income (loss): (Loss) for the year	-	-	-	-	(372,535)	(372,535)

Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124

Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410

Stock-based compensation	-	-	35,780	-	-	35,780

Comprehensive income (loss): (Loss) for the year	-	-	-	-	84,233	84,233

Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547

Imputed interest for non-interest bearing loan			2,442			2,442

Stock-based compensation			78,858			78,858

Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500			125,000

Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068			83,625

Gain on settlement of the amount due to related parties			34,542			34,542

Comprehensive income (loss): (Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)

Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	(4,218,614)	429,873

Debt settlement on November 22, 2010	62,500	63	9,313			9,376

Debt settlement on November 19, 2010	100,000	100	14,900			15,000

Stock-based compensation			254,443			254,443

Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264	-		893,993

Share Issuance costs			(96,490)	-		(96,490)

Warrants issued on March 3, 2011			(848,459)			(848,459)

Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000			-

Debt settlement on March 16, 2011	78,125	78	12,422			12,500

Debt settlement on April 27, 2011	360,000	360	157,412			157,772

Debt settlement on April 27, 2011	100,000	100	45,900			46,000

Shares issued Wildhorse on April 11, 2011	500,000	500	74,500			75,000

Share issuance correction on Jun 4, 2011	4,000	4	(4)			-

Comprehensive income (loss): (Loss) for the year					(165,405)	(165,405)

Balance, August 31, 2011	24,643,865	$24,644	$5,142,978	$-	$(4,384,019)	$783,603

Stock-based compensation			66,953			66,953

Shares issued Altar on October 11, 2011	100,000	100	9,900			10,000

Shares issued Wildhorse on March 30, 2012	150,000	150	14,850			15,000

Shares issued Tom Ihrke on April 10, 2012	93,750	94	9,281			9,375

Shares subscription for cash on April 13, 2012	2,080,000	2,080	191,499			193,579

Shares subscription for cash on July 27, 2012	600,000	600	29,400			30,000

Shares subscription for cash on August 24, 2012	160,000	160	7,840			8,000

Comprehensive income (loss): (Loss) for the year					(1,009,735)	(1,009,735)

Balance, August 31, 2012	27,827,615	$27,828	$5,472,701	$-	$(5,393,754)	$106,775

Shares issued for cash September 28, 2012	1,074,500	1,074	48,676			49,750

Shares issued Altar on November 24, 2012	100,000	100	5,900			6,000

Shares issued for cash November 15, 2012	1,152,300	1,152	49,498			50,650

Shares issued to Mark Snyder	160,000	160	15,840			16,000

Debt settlement on March 1, 2013			30,280			30,280

Comprehensive income (loss): (Loss) for the year					(730,904)	(730,904)

Balance,August 31, 2013	30,314,415	30,314	5,622,895	-	(6,124,658)	(471,449)

Shares issued to Downhole Energy	100,000	100	3,900			4,000

Shares issued to Stewart Briggs/Olibri	750,000	750	36,750			37,500

Shares issued for MM Assets	10,000,000	10,000	390,000			400,000

Shares issued for Investor Relations	200,000	200	13,800			14,000

Shares issued for cash for PP on Nov 18	2,720,000	2,720	133,280			136,000

Shares issued for cash for PP on Dec 23	2,528,000	2,528	113,732			116,260

Shares issued per Agreement with DS	250,000	250	37,250			37,500

Shares issued per JV with WOM	5,000,000	5,000	895,000			900,000

Shares issued for cash for PP on Jan 31	4,292,000	4,292	395,142			399,434

Shares issued for warrant conversion	1,126,500	1,127	214,973			216,100

Shares issued for option conversion	450,000	450	43,800			44,250

Shares issued for cash for PP on Feb 13	12,946,000	12,946	1,182,070			1,195,016

Shares issued as per Agreement with Agora	54,347	54	12,446			12,500

Shares issued per JV Agreement with GCL	10,000,000	10,000	2,090,000			2,100,000

Stock Based Compensation			92,029			92,029

Comprehensive income (loss): (Loss) for the period					(472,213)	(472,213)

Balance, February 28, 2014	80,731,262	80,731	11,277,067	-	(6,596,871)	4,760,927

The accompanying notes are an integral part of these consolidated financial statements

F-2

Enertopia Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					NOVEMBER 24, 2004
	THREE MONTHS ENDED		Six Months Ended		TO
	February 28	February 28	February 28	February 28	February 28
	2014	2013	2014	2013	2014

Revenue
Non-renewal energy - natural gas and oil revenue	$-	$-	$-	$-	$374,342
Renewable energy - service revenue	-	-	-	-	32,119

	-	-	-	-	406,461
Cost of revenue
Non-renewable energy:
Natural gas and oil operating costs and royalties	-	-	-	-	141,197
Depletion	-	-	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	-	-	293,436
Renewable energy	-	-	-	-	48,050

	-	-	-	-	781,172

Gross Profit	-	-	-	-	(374,711)

Expenses
Accounting and audit	3,951	4,111	22,675	36,316	409,837
Sales & Marketing	-	-	-	-	846
Advertising & Promotions	44,197	201	73,458	3,893	153,952
Bank charges and interest expense	2,878	1,716	3,224	4,248	69,457
Consulting	124,784	49,655	190,805	101,907	1,973,664
Mineral exploration costs	-	3,310	-	13,380	520,869
Fees and dues	6,722	2,221	15,668	13,268	167,294
Insurance	4,586	4,116	8,786	8,232	89,208
Investor relations	12,629	-	26,629	-	150,443
Legal and professional	9,772	1,186	9,772	1,186	233,259
Office and miscellaneous	10,149	1,829	12,201	1,925	71,187
Rent	1,958	3,919	2,504	7,853	98,426
Telephone	229	1,128	229	2,075	20,593
Training & Conferences	4,525	-	9,378	-	24,864
Travel	10,848	-	11,308	2,014	129,710

Total expenses	237,228	73,392	386,637	196,297	4,113,609

(Loss) for the period before other items	(237,228)	(73,392)	(386,637)	(196,297)	(4,488,320)

Other income (expense)
Interest income	-	-	-	-	9,433
Impairment of long term investments (Note 5)	-	-	-	-	(253,841)
Others	(76,594)		(76,594)	-	(53,819)
Equity interest pick up	(8,982)	(850)	(8,982)	(850)	(26,726)
Gain on owned securities	-	-	-	(3,750)	(283,082)
Gain on disposition of oil and gas interests	-		-	-	522,976
Revaluation of warrants liability	-	-	-	9,789	896,019
Write down of oil and gas properties (Note 6)	-	-	-	-	(2,919,511)

Net loss and comrehensive loss for the period	$(322,804)	$(74,242)	$(472,213)	$(191,108)	$(6,596,871)

Basic and diluted income (loss) per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	52,105,091	30,154,415	42,885,978	29,474,521

The accompanying notes are an integral part of these consolidated financial statements

F-3

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	Six Months Ended		TO
	Febrary 28,	Febrary 28,	Febrary 28,
	2014	2013	2014
Cash flows used in operating activities

Net Income (loss)	$(472,213)	$(191,108)	$(6,596,871)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	133,214	-	790,464
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,436
Stock issued for mineral resource and oil and gas property	-	-	37,500
Write down of oil and gas properties	-	-	2,919,511
Gain on disposition of oil and gas properties	-	-	(522,976)
Fair value of warrants liabilities	-	(9,789)	(896,019)
Gain on owned securities	-	3,750	283,082
Equity pick-up	8,982	850	26,726
Impairment of long term investments (Note 5)	-	-	253,841
Imputed interest	-	-	17,396
Accrued loan interest	-	-	17,928
Other non-cash activities	-	-	30,153
Change in non-cash working capital items:
Accounts receivable	(5,900)	20,713	(8,420)
Prepaid expenses and deposit	83	393	17,455
Accounts payable and accrued liabilities	(69,077)	70,697	267,612
Due to related parties	12,062	36,499	166,335
Net cash (used in) operating activities	(392,849)	(67,995)	(2,604,358)

Cash flows from (used in) investing activities
Proceeds from sale of marketable securities	-	-	56,241
Oil and gas properties acquisition and divestment	-	-	(345,180)
Proceeds from sale of oil and gas interests	-	-	521,545
Mineral resource properties acquisition	-	(40,500)	(231,843)
Investment in GSWPS	-	-	(103,500)
Investment in Pro Eco	10,004	-	(34,996)
Investment in Medical Marijuana Operations	(716,610)		(716,610)
Cash provided in connection with business acquisition	-	-	201,028
Net cash from (used in) investing activities	(706,606)	(40,500)	(653,315)

Cash flows from financing activities
Promissory notes - related party	(47,380)	-	2,665
Net Proceeds from Options exercised	44,250		44,250
Net Proceeds from Warrants exercised	216,100	-	216,100
Net proceeds from subscriptions received	1,855,460	100,400	3,964,974

Net cash from financing activities	2,068,430	100,400	4,227,989

Increase (Decrease) in cash and cash equivalents	968,975	(8,095)	970,316
Cash and cash equivalents, beginning of period	1,341	13,692	-
Cash and cash equivalents, end of period	$970,316	$5,597	$970,316

Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the period ended February 28, 2014 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2013 audited annual consolidated financial statements and notes thereto.

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

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $472,213 for the six months ended February 28, 2014 [net loss of $191,108 for the six months ended February 28, 2013] and as at February 28, 2014 has incurred cumulative losses of $6,596,871 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The unaudited interim consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Target Energy, Inc., which has been dissolved effective November 4, 2013 with no significant accounting impact, equity interest of Pro Eco Energy Inc., which has been sold on December 2, 2013 with a gain of approximately $7,000, Global Solar Water Power Systems Inc. has been written down to $1, 30% inerest of World of Maihuana Productions Ltd. (“WOM”) and 49% interest of the Green Canvas Ltd. ("GCL) . All significant inter-company balances and transactions have been eliminated.

b)	New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board ( “FASB „ ) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter starting from March 1, 2014. We are currently reviewing the provisions of ASU No. 2013-05 on our consolidated financial statements.

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

As at February 28, 2014 owned securities consist of 375,000 common shares of Cheetah Oil & Gas Ltd. obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Cheetah Oil & Gas Ltd. was $0.01 per share as at February 28, 2014 ( August 31, 2013 - $0.01).

5.	ASSETS HELD FOR SALE

Assets held for sale as February 28, 2014 and August 31, 2013 were comprised of the following:

	February 28, 2014	August 31, 2013
	$	$
Investments in Pro-Eco Energy	-	32,197
	-	32,197

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

On December 2, 2013, the Company sold its investment in Pro Eco Energy Ltd. from its original purchase price of $45,000 which gave the Company 900,000 shares or 8.25% interest in the Pro Eco on April 21, 2008 to Western Standard Energy Corp. (the “ Purchase”) for $40,000. The terms of the purchase are as follows: a) $10,000 on the Closing date which is December 02, 2013; b) $10,000 on or before December 31, 2013; c) $10,000 on or before January 31, 2014; d) $10,000 on or before February 28, 2014. As at February 28, 2014, $30,000 was included in receivable. The Company is confident to collect this amount once the Purchaser complets it ongoing financing.

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

On January 31, 2011, the Company entered into a letter of intent and paid $7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement (“Option Agreement”) with the Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Option Agreement the Optionors have assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at May 31, 2013, the Company has issued 500,000 shares at price of $0.15 per share and 150,000 shares at price of $0.10 per share to the Optionors and made aggregate cash payment of $106,863 (August 31, 2012-$106,863); the Company has expensed exploration costs of $143,680 (August 31, 2012-$143,680). On June 26, 2013, the Company announced the termination of its Option Agreement and write off all the capitalized costs.

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

(a)

The Company has entered into a Joint Venture Agreement (the “ WOM Agreement”) on January 16, 2014 with WOM where the Company wishes to buy and the WOM wishes to sell 51% of the issued and outstanding capital stock of WOM. WOM expect to acquire a licence issued by Health Canada (the "Licence") to allow for WOM to operate a business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana (the “WOM Business”) which shall be located at 33420 Cardinal Street, Mission, British Columbia (the "Premises"). The both parties have entered into a non-binding Letter Of Intent dated for reference the 1st day of November, 2013 (the "LOI") which shall be superseded by this WOM Agreement. The both parties entered into the WOM Agreement to which sets out the terms and conditions in which the Company may acquire an interest in the WOM Business and the terms and conditions on which the parties will form a joint venture to jointly participate in the Business (the "Joint Venture"). The Effective Date" means the first business day following the day on which WOM has received the final and duly issued Licence from Health Canada and has notified Enertopia of such receipt. The execution date (the “Execution Date”) is upon signing of this WOM Agreement.

The following are the terms of the WOM Agreement:

Enertopia shall purchase its Interest in the Business as set out below, provided that all cash payments are payable directly to WOM by way of wire transfer:

i)	10,000,000 shares of the restricted common stock of Enertopia (the "Shares") to 0984329 B.C. Ltd ("098") at the direction of WOM at the time of execution of the LOI (the "LOI Shares") (Completed);

ii)

Issuance of 5,000,000 Shares to 098 and payment of $100,000 to WOM upon signing of this WOM Agreement the Execution Date which Shares will be held in escrow (the "Escrow Shares") by Enertopia's solicitors until such time as the Effective Date has occurred. Upon occurrence of the Effective Date, the Escrow Shares will be released from escrow; (Completed)

iii)	Payment to WOM of $75,000 by January 31, 2014 in exchange for which Enertopia will be granted a 30% Interest in the WOM Business;(Completed)

iv)

Issue 1,000,000 Shares to 098 and pay $200,000 to WOM on or before the date that is six months from the Execution Date in exchange for which Enertopia shall be granted a further 1% Interest in the WOM Business; (Completed March 11, 2014)

v)

Issue 1,000,000 Shares to 098 and pay $200,000 to WOM on or before the one year anniversary of the Execution Date in exchange for which Enertopia shall be granted a further 2% Interest in the WOM Business;

vi)

Issue 1,000,000 Shares to 098 and $200,000 to WOM on or before the second year anniversary of the Execution Date in exchange for which Enertopia shall be granted a further 6% Interest in the WOM Business;

vii)

Issue 1,000,000 Shares to 098 and $300,000 to WOM on or before the third year anniversary of the Execution Date in exchange for which Enertopia shall be granted a further 6% Interest in the WOM Business;

viii)

Issue 1,000,000 Shares to 098 and $300,000 to WOM on or before the fourth year anniversary of the Execution Date in exchange for which Enertopia shall be granted a further 6% interest in the WOM Business for a total of 51% Interest to be held by Enertopia at such time;

ix)

Following the Effective Date and subject to any required stock exchange approvals, Enertopia shall appoint Mathew Chadwick, the current sole director of WOM (the "Appointee"), to the board of directors of Enertopia. The Appointee will hold office until the next annual meeting of the shareholders of Enertopia unless his office is earlier vacated in accordance with applicable corporate law. Enertopia shall include the Appointee as one of the management nominees put forth by Enertopia at each shareholder meeting at which the election of directors is an item of business, provided however, that the Appointee shall only be entitled to serve as a director of Enertopia as long as this Agreement is in good standing, full force and effect;

x)

WOM shall not, at any time following the Effective Date and during the course this Agreement remains in effect, issue, split, reverse split, hypothecate or otherwise transact any of its share capital, under any circumstance, without the prior written consent of Enertopia; and

xi)

WOM shall use the first $375,000 paid by Enertopia pursuant to the term of the WOM Agreement hereof to upgrade the Business as may be required pursuant to Health Canada stipulations or as my otherwise required to advance the Business.

(b)

On February 7, 2014, the Company has entered into a binding Letter of Intent ("LOI") shall set forth the basic terms of the recent discussions between Enertopia Corporation ("Enertopia") and Wisplite Technologies Incorporated ("WTI") and Wisplite Technologies Group Incorporated (“WTGI”) and CEX Holdings Limited (“CEX”) (collectively, the "Parties") with regard to the acquisition (the "Acquisition") by Enertopia of all of the issued and outstanding shares of WTI.Acquisition Structure. In accordance with the terms of a formal and definitive agreement to be entered into between Enertopia and the current shareholders of WTI (the "Shareholders) (the "Definitive Agreement"), Enertopia shall be entitled to acquire all of the issued and outstanding shares of WTI from the Shareholders. WTGI and CEX are the majority shareholders of WTI. WTI owns certain proprietary technologies, inventions, products, processes, formulae, designs, data, information and materials related to portable vaporizing devices. Upon the execution of this LOI, Enertopia paid WTI the sum of $85,000 which is for the payment of patent payments and associated costs. As at February 28, 2014, the LOI has been terminated and the CAD$85,000 has been expensed.

(c)

On February 28, 2014, the Company has entered into a Joint Venture Agreement (" the GCL Agreement") with The Green Canvas Ltd. ("GCL") (collectively, the "Parties") with regard to the acquisition (the "Acquisition") by Enertopia of up a 75% interest in the business of GCL (the "GCL Business"), being the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes.

The Company shall be entitled to acquire up to 75% ownership interest in the GCL Business (an "Ownership Interest") as follows:

a)	Payment of $100,000 at the time of execution of the LOI (Completed);
b)

Either concurrently with or immediately following the Execution Date, Enertopia shall complete the following in return for which Enertopia will be granted and vested with a 49% Ownership Interest in the Business:

(i)	issue to GCL an aggregate of 10,000,000 common shares of Enertopia ("Shares"); and (Completed)
(ii)

pay to GCL the aggregate sum of $500,000, the full amount of which, less the sum of $113,400 payable to Wolverton Securities as a finder's fee, shall be used by GCL to upgrade the GCL Business as may be necessary pursuant to MMPR requirements or as may otherwise be required to advance the GCL Business.(Completed)

c)

An aggregate of 6,400,000 of the Shares issued pursuant to the term of CGL Agreement shall be held in escrow (the "Escrow Shares") by the Company’s solicitors until the Effective Date. Upon occurrence of the Effective Date, Enertopia will cause its solicitors to release the Escrow Shares from escrow. (Completed)

d)

On or before the first anniversary of the Execution Date, Enertopia shall pay the sum of $250,000 to GCL and issue 3,000,000 Shares to GCL, in return for which Enertopia will be granted and vested with an additional 2% Ownership Interest for a total Ownership Interest of 51% at such time.

e)

On or before the second anniversary of the Execution Date, pay the sum of $150,000 to GCL and issue 3,000,000 Shares to GCL, in return for which Enertopia will be granted and vested with an additional 9% Ownership Interest for a total Ownership Interest of 60% at such time.

f)

Upon earning a 60% Ownership Interest on or before the second anniversary of the Execution Date in accordance with Sections (d) and (e), Enertopia shall have the option to acquire an additional 15% Ownership Interest through the issuance of an additional 3,000,000 Shares to GCL on or before the third anniversary of the Execution Date.

g)	In the event the Effective Date does not occur within twelve (12) months from the Execution Date:
(i)

GCL shall return all Shares issued to it by Enertopia pursuant to this Agreement other than 3,600,000 Shares of the 10,000,000 Shares issued pursuant to the term of GCL Agreement (comprised of 1,800,000 Shares issued to Wolverton Securities and 1,800,000 Shares issued to GCL) which GCL shall be entitled to retain;

(ii)	The Management Agreements (as hereinafter defined) shall terminate immediately and Enertopia shall have no further obligation with respect to the Management Compensation (as hereinafter defined); and

(iii)

This Agreement shall terminate and Enertopia will be released from all obligations under this GCL Agreement and GCL will also be so released provided that it has fulfilled its obligation pursuant to the term of CGL Agreement

The terms of the GCL Agreement also require Enertopia to fund, for a period of three years subject to early termination of the Agreement, any shortfall in the payment of management fees to certain Green Canvas consultants in the amount of $15,000 per month, which fees are to be paid out of the gross profits of the joint venture.

9.	SHORT TERM LOAN

On February 9, 2012, the Company signed a Loan Agreement with Robert McAllister, president and director of the Company, to borrow $50,045 (CAD$50,000). The unsecured loan was due on May 9, 2012 at an interest rate of 10% per annum. Upon short term loan due, the loan term has been changed to a month to month.

On February 20, 2014, the Company paid back the loan in full to Robert McAllister.

10.	RELATED PARTIES TRANSACTION

For the six months ended February 28, 2014, the Company was party to the following related party transactions:

•	Paid/accrued $30,000 (February 28, 2013: $30,000) to the President of the Company in consulting fees.
•	Paid/accrued $16,500CAD (February 28, 2013: $16,500CAD) in consulting fees to a company controlled by the CFO of the Company.
•	As at February 28, 1014, $135,672 was payable to the officers/directors and the companies controlled by the officers/directors of the Company.
•	See Note 9.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

11.	COMMON STOCK

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

On October 4, 2013 the Company entered into a consulting agreement with a six months term with Olibri Acquisitions and issued 750,000 common shares at a price of $0.05 of the Company for services provided in oil and gas consulting. As at February 28, 2014, a total of $31,250 has been expensed and $6,250 has been recorded as prepayment.

On November 18, 2013, the Company entered into an investor relations contract with Coal Harbour Communications Inc. In consideration for the services the Company issued 200,000 of restricted common stock at a price of $0.07 of the Company.

On November 15, 2013, the Company issued 10,000,000 shares of the restricted common stock of the Company at a price of $0.04 per share to 0984329 B.C. Ltd at the direction of WOM pursuant to the term of LOI signed with WOM.

On November 26, 2013, the Company closed the first tranche of a private placement of 2,720,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$136,000 ($136,000). Each warrant will be exercisable into one further share at a price of $0.10 per warrant share for a period of thirty six month following the close.

On December 23, 2013, the Company closed its final tranche of a private placement of 2,528,000 units at a price of CAD$0.05 per unit for gross roceeds of CAD$126,400 ($126,400). Each warrant will be exercisable into one further share at a price of $0.10 per warrant share for a period of thirty six months following the close. The Company also paid a cash finders fee of $10,140 and 202,800 broker warrants to Canaccord Genuity and Wolverton Securities that are exercisable into one common share at a price of $0.10 that expire on December 23, 2016.

On January 16, 2014, the Company issued 5,000,000 common shares of the Company at a price of $0.18 per share to 0984329 BC Ltd, which shares will be held in escrow by the Company’s solicitors until such time which subject to certain condition has occurred per the term of the WOM Agreement.

On January 13, 2014, the Company entered into a corporate development agreement with Don Shaxon. The initial term of this agreement shall begin on the date of execution of this agreement and continue for twelve months. In consideration for the services the Company issued 250,000 common shares of the Company at a price of $0.15 per share to Don Shaxon as a signing stock bonus. As at February 28, 2014, a total of $4,685 has been expensed and $32,812 has been recorded as prepayment.

On January 31, 2014, the Company accepted and received gross proceeds of CAD$40,500 ($37,500), for the exercise of 350,000 stock options; 100,000 at $0.075 each, 150,000 stock options at $0.10 each, and 100,000 stock options at $0.15 each; into 350,000 common shares of the Company.

On January 31, 2014, the Company closed the first tranche of a private placement of 4,292,000 units at a price of $0.10 per unit for gross proceeds of $429,200. Each Unit consists of one common share of the Company and one half (1/2) of one non-transferable Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will be exercisable into one further Share at a price of $0.15 per Warrant Share for a period of twenty four (24) months following closing. A cash finders’ fee for $29,616 and 296,160 full broker warrants that expire on January 31, 2016 with an exercise price of $0.15 was paid to Canaccord Genuity, Leede Financial and Wolverton Securities.

On February 13, 2014, the Company closed the final tranche of a private placement by issuing 12,938,000 units at a price of $0.10 per unit for gross proceeds of $1,293,800. Each Unit consists of one common share of the Company and one half (1/2) of one non-transferable Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will be exercisable into one further Share at a price of $0.15 per Warrant Share for a period of twenty four (24) months following closing. One Director and One Officer of the Company participated in the final tranche for $30,000. A cash finders’ fee for $98,784; 8,000 common shares in lieu of $800 finders’ fee and 995,840 full broker warrants that expire on February 13, 2016 with an exercise price of $0.15 was paid to Canaccord Genuity, Global Market Development LLC and Wolverton Securities.

On February 13, 2014, 50,000 stock options were exercised at a price of $0.06 by a Director and 50,000 stock options were exercised at a price of $0.075 by a Consultant for net proceeds to the Company of CAD$7,050 ($6,750) into 100,000 common shares of the Company.

On February 13, 2014, 541,500 warrants from previous private placements were exercised into 541,500 common shares of the Company for net proceeds of $101,100.

On February 27, 2014, 585,000 warrants from previous private placements were exercised into 585,000 common shares of the Company for net proceeds of $115,000.

On February 27, 2014, the Company signed a $50,000 12 month marketing agreement with Agoracom payable in common shares of the Company. The first quarter payment of $12,500 has been paid by issuing 54,347 common shares of the Company at a market price of $0.23 per share.

On February 28, 2014, the Company issued to GCL an aggregate of 10,000,000 common shares at a price of $0.235 of the Company. Of such shares issued, 6,400,000 of the shares issued pursuant shall be held in escrow (the "Escrow Shares") by the Company’s solicitors until such time which subject to certain condition has occurred per the term of the GCL Agreement.

As at February 28, 2014, the Company had 80,731,262 shares issued and outstanding.

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

On January 1, 2014, the Company granted 200,000 stock options to consultant of the Company with an exercise price of $0.075 with 100,000 stock options vesting immediately, 50,000 stock options vested 30 days after the grant and 50,000 stock options vested 60 days after the grant, expiring January 1, 2019.

On January 13, 2014, the Company granted 250,000 stock options to consultant of the Company. with respect to the Corporate Development Agreement dated January 13, 2014. The exercise price of the stock options is $0.16, 250,000 stock options vested immediately, expiring January 13, 2019.

On February 5, 2014, Ryan Foster has joined the Company as an advisor the Company has granted 50,000 stock options to Ryan Foster with an exercise price of $0.35, 25,000 stock options vested immediately, 25,000 stock options vested on July 1, 2014, expiring February 5, 2019.

For the six months ended February 28, 2014, the Company recorded $92,029 (February 28, 2013 – $Nil) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the six months ended February 28, 2014 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2013	2,455,000	$0.15
Expired	(150,000)	0.18
Exercised	(450,000)	0.10
Granted	1,200,000	0.12
Balance, February 28, 2014	3,055,000	$0.13

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	February 28, 2014	August 31, 2013
Expected volatility	204%-226%	134.43%-142.22%
Risk-free interest rate	1.33%-1.46%	1.32%-1.46%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.05-$0.31	$0.06

The Company has the following options outstanding and exercisable.

February 28, 2014		Options outstanding		Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.35	50,000	4.94 years	$0.35	25,000	$0.35
$0.16	250,000	4.87 years	$0.16	250,000	$0.16
$0.075	50,000	4.84 years	$0.075	-	-
$0.06	625,000	4.68 years	$0.06	625,000	$0.06
$0.09	25,000	4.72 years	$0.09	25,000	$0.09
$0.10	300,000	0.64 years	$0.10	400,000	$0.10
$0.10	400,000	0.83 years	$0.10	450,000	$0.10

$0.15	555,000	1.96 years	$0.15	655,000	$0.15
$0.15	150,000	2.02 years	$0.15	150,000	$0.15
$0.15	250,000	3.05 years	$0.15	250,000	$0.15
$0.20	100,000	1.69 years	$0.20	150,000	$0.20
$0.25	300,000	2.25 years	$0.25	300,000	$0.25

	3,055,000	2.69 years	$0.13	2,980,000	$0.13

August 31, 2013		Options outstanding		Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable

$0.10	400,000	1.14 years	$0.10	400,000	$0.10
$0.10	450,000	1.33 years	$0.10	450,000	$0.10
$0.15	655,000	2.46 years	$0.15	655,000	$0.15
$0.15	150,000	2.44 years	$0.15	150,000	$0.15
$0.15	250,000	3.55 years	$0.15	250,000	$0.15
$0.18	150,000	1.98 years	$0.18	150,000	$0.18
$0.20	100,000	1.98 years	$0.20	150,000	$0.20
$0.25	300,000	2.76 years	$0.25	300,000	$0.25

	2,455,000	2.18 years	$0.15	2,455,000	$0.15

Warrants

On November 26, 2013 the Company closed the first tranche of a private placement of 2,720,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$136,000 ($136,000). Each warrant will be exercisable into one further share at a price of $0.10 per warrant share for a period of thirty six months following the close.

On December 23, 2013, the Company closed its final tranche of a private placement of 2,528,000 units at a price of CAD$0.05 per unit for gross roceeds of CAD$126,400 ($126,400). Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of thirty six months following the close. The Company also paid a cash finders fee of $10,140 and 202,800 broker warrants to Canaccord Genuity and Wolverton Securities that are exercisable into one common share at a price of US$0.10 that expire on December 23, 2016.

On January 31, 2014, Enertopia closed the first tranche of a private placement of 4,292,000 units at a price of US$0.10 per unit for gross proceeds of $429,200. Each Unit consists of one common share of the Company and one half (1/2) of one non-transferable Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will be exercisable into one further Share at a price of $0.15 per Warrant Share for a period of twenty four (24) months following closing. A cash finders’ fee for $29,616 and 296,160 full broker warrants that expire on January 31, 2016 with an exercise price of $0.15 was paid to Canaccord Genuity, Leede Financial and Wolverton Securities.

On February 13, 2014, Enertopia closed the final tranche of a private placement by issuing 12,938,000 units at a price of $0.10 per unit for gross proceeds of $1,293,800. Each Unit consists of one common share of the Company and one half (1/2) of one non-transferable Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will be exercisable into one further Share at a price of $0.15 per Warrant Share for a period of twenty four (24) months following closing. One Director and One Officer of the Company participated in the final tranche for $30,000. A cash finders’ fee for $98,784; 8,000 common shares in lieu of $800 finders’ fee and 995,840 full broker warrants that expire on February 13, 2016 with an exercise price of $0.15 was paid to Canaccord Genuity, Global Market Development LLC and Wolverton Securities.

On February 13, 2014, 541,500 warrants from previous private placements were exercised into 541,500 common shares of the Company for net proceeds of US$101,100. The exercise price was $0.20 for 469,500 warrants and $0.10 for 72,000 warrants.

On February 27, 2014, 585,000 warrants from previous private placements were exercised into 585,000 common shares of the Company for net proceeds of US$115,000. The exercise price was $0.20 for 565,000 warrants and $0.10 for 20,000 warrants.

A summary of warrants as at February 28, 2014 and August 31, 2013 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2013	5,429,800	$0.20
Exercised	(1,126,500)	$0.20
Granted	15,357,800	$0.13
Balance, February 28, 2014	19,661,100	$0.15

Number	Exercise	Expiry
Outstanding [1]	Price	Date

1,387,200	$0.15; $0.20 after 12 months	April 13, 2014
660,000	$0.10; $0.20 after 12 months	July 27, 2015
176,000	$0.10; $0.20 after 12 months	Aug 24, 2015
1,106,500	$0.10; $0.20 after 12 months	Sep 28, 2015
1,065,600	$0.10; $0.20 after 12 months	Nov 15, 2015
2,720,000	$0.10	Nov 26, 2016
2,638,800	$0.10	Dec 23, 2016
2,442,160	$0.15	Jan 31, 2016
7,464,840	$0.15	Feb 13, 2016
19,661,100

1.        Each warrant entitles a holder to purchase one common share.

13.	COMMITMENTS – OTHER

(a)

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $5,000 per month plus HST/GST on a continuing basis. Effective March 1, 2014, the Company entered into a new consulting contract with the consulting services at $6,500 per month plus GST.

(b)

On October 9, 2009, the Company entered into consulting agreement with BKB Management Ltd., a corporation organized under the laws of the Province of British Columbia. BKB Management Ltd. is a consulting company controlled by the chief financial officer of the Company. BKB Management provides management consulting services for CAD$4,500 per month plus HST/GST. Effective April 1, 2011, the consulting services are CAD$5,500 per month plus HST/GST. Effective March 1, 2014, the Company entered into a new consulting agreement with the consulting services at CAD$7,500 per month plus GST.

(c)

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

(d)

On January 13, 2014, the Company entered into a corporate development agreement with Don Shaxon. The initial term of this agreement shall begin on the date of execution of this agreement and continue for twelve months. Thereafter the agreement will continue on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services the Company will pay the Provider Don Shaxon a signing stock bonus of 250,000 common shares of the Company, one-time cash bonus of $40,000 90 days after the commencement of the contract, and a monthly fee of $3,500 plus $500 in monthly expenses. Upon execution of the Agreement, the Company also granted 250,000 stock options. to Don Shaxon with respect to the corporate development agreement dated January 13, 2014. The exercise price of the stock options is $0.16, 250,000 stock options vested immediately, expiring January 13, 2019.

(e)

On February 27, 2014, the Company signed a $50,000 12 month marketing agreement with Agoracom payable in common shares of the Company on a quarterly basis. The first quarter payment of $12,500 has been paid by issuing 54,347 common shares of the Company at a market price of $0.23 per share.

(f)	Also see note 7, 8, 15.

14.	SEGMENTED INFORMATION

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

				Medical
Quarter ended February 28, 2014	Renewable energy		Oil and Gas	Marijuana	Corporate	Consolidated
Revenues	$-	$		- $	$-	$-

Net income (loss) from operations				(8,982)	(463,251)	(472,213)

Total assets	$1		$4,000	$4,107,628	$1,070,822$	$5,182,450

The operations of the Group are located geographically in the United States, except for the Medical Marijuana which is in Canada. The administrative functions are all located geographically in Canada.

15.	SUBSEQUENT EVENTS

a)

On March 5, 2014, the Company and Mr. Robert McAllister has entered into a three year Joint Venture Agreement ("JV") with Lexaria Corp. collectively, the "Parties"). Whereas the Company and Robert McAllister will source opportunities in the Business, and the terms and conditions on which the Parties will form a joint venture to jointly participate in, or offer specific opportunities within the Business (the "Joint Venture"), and Robert McAllister will join the Lexaria Corp. advisory board for the term of this Agreement. Lexaria Corp. issued the Company 1,000,000 shares and Robert McAllister 500,000 shares on signing of the Agreement.

b)

On March 10, 2014, the Company’s Board has appointed Mr. Matthew Chadwick and the Company entered into a Management Agreement with Matthew Chadwick as Senior Vice President of Marijuana Operations. The initial term of this agreement shall begin on the date of execution of this agreement and continue for six months. Thereafter the agreement will continue on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services the Company will pay Mr. Matthew Chadwick CAD$25,000 per month.

c)

On March 11, 2014, Robert Chadwick and Clayton Newbury have joined the Company as advisors and have been paid a $1,000 honorarium each. Robert Chadwick will be issued a one-time 100,000 common shares of the Company. On March 11, 2014, the Company granted 100,000 stock options to Robert Chadwick with an exercise price of $0.68, 50,000 stock options vested immediately, 50,000 stock options vested on September 11, 2014, expiring March 11, 2019. The Company also granted 100,000 options to Clayton Newbury with an exercise price of $0.68, 50,000 stock options vested immediately, 50,000 stock options vested on September 11, 2014, expiring March 11, 2019.

d)

As per the terms of the Joint Venture Agreement dated January 16, 2014 with World of Marihuana Productions Ltd., the Company made a payment of $200,000 and issued 1,000,000 at a price of $0.68 per share to 0984329 B.C. LTD, the Company now owns 31% of World of Marihuana Productions Ltd.

e)	On March 14, 2014, the Company signed a six month contract for $21,735 with The Money Channel to provide services for national television, internet and radio media campaign.

f)	On March 14, 2014, 815,310 warrants from previous private placements were exercised into 815,310 common shares of the Company for net proceeds of $163,062.

g)

On March 14, 2014, the Company accepted and received gross proceeds from a director of the Company of CAD$8,250 (US$7,500), for the exercise of 50,000 stock options at an exercise price of $0.15, into 50,000 common shares of the Company.

h)	On March 17, 2014, 1,548,000 warrants from previous private placements were exercised into 1,548,000 common shares of the Company for net proceeds of US$289,475.

i)

On March 25, 2014, Enertopia Corp (the “Company”) accepted and received gross proceeds of $67,750, for the exercise of 325,000 stock options at $0.06 to $0.25 each, into 325,000 common shares of the Company.

j)	On March 25, 2014, 1,095,000 warrants from previous private placements were exercised into 1,095,000 common shares of the Company for net proceeds of US$114,250.

k)

On March 26, 2014, the Company’s Board has appointed Dr. Robert Melamede as an Advisor to the Board of Directors’ and has been paid an honorarium of $2,500 for the first year of your participation on our Advisory Board. Enertopia will be issuing you 250,000 shares of common stock of the Company. On March 26, 2014 the Company has granted 500,000 stock options with an exercise price of $0.70, 250,000 stock options vest immediately and the remaining 250,000 stock options vest September 26, 2014, expiring March 26, 2019.

l)

On April 1, 2014, the Company has entered into a one year consulting agreement with Kristian Dagsaan to provide controller services for CAD$3,000 plus GST per month. The Company also granted 100,000 stock options vesting immediately, with an exercise price of $0.86, expiring April 1, 2019.

m)

On April 1, 2014, the Company entered into a 90 day investor relations contract for CAD $9,000 with Ken Faulkner. The Company also granted 100,000 stock options vesting immediately with an exercise price of $0.86, expiring April 1, 2019.

n)

On April 3, 2014, the Company entered into another 3 month Social Media/Web Marketing Agreement with Stuart Gray. In consideration for the services the Company will pay the Provider Stuart Gray a monthly fee of $5,000. Upon execution of the Agreement, the Company issued 100,000 stock options. The exercise price of the stock options is $0.72, 100,000 stock options vested immediately, expiring April 3, 2019.

o)	On April 3, 2014, 1,293,500 warrants from previous private placements were exercised into 1,293,500 common shares of the Company for net proceeds of US$177,950.

p)

On April 3, 2014, the Company accepted and received gross proceeds from past consultant of the Company of US$1,500 for the exercise of 25,000 stock options at an exercise price of $0.06, into 25,000 common shares of the Company.

q)

On April 8, 2014, the Company granted 50,000 stock options to a consultant of the Company, Taven White. The exercise price of the stock options is $0.50, 50,000 stock options vested immediately, expiring April 8, 2019.

r)

On April 10, the Company entered into a Letter of Intent with ("LOI") shall set forth the basic terms of the recent discussions between Enertopia Corporation, or its wholly-owned subsidiary ("Enertopia") and Lexaria Corp., or its wholly-owned subsidiary ("Lexaria") (collectively, the "Parties") with regard to the ownership by Enertopia of a 51% interest in the business, and the ownership by Lexaria of a 49% interest in the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes under the MMPR (the "Business"). In accordance with the terms of a formal and definitive Agreement to be entered into between Enertopia and Lexaria (the "Definitive Agreement"), Enertopia shall own 51% ownership interest in the Business (the "Enertopia Ownership") and Lexaria shall own 49% ownership interest in the Business (the “Lexaria Ownership”). Within 10 days, Enertopia shall contribute $45,000 and Lexaria shall contribute $55,000 to the Business. A total of 500,000 Definitive Agreement Shares shall be issued to Enertopia, held in escrow (the "Escrow Shares") by Lexaria's solicitors until such date as the License (as hereinafter defined) has been obtained by Enertopia (the "Effective Date").

s)

Letter of intent, to be executed on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of XXXX Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at XXXXX, Ontario (the “Building”).The Company issued the 38,297 common shares at a deemed price of $0.47 per the terms of the Letter of Intent to lease space in Ontario to Jeff Paikin Enterprises Inc..

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

On January 31, 2011, the Company entered into a letter of intent and paid $7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement (“Option Agreement”) with the Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as the Copper Hills property. The Copper Hills property is comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors hold the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Option Agreement the Optionors have assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company is required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at August 31, 2013, the Company has issued 500,000 shares at price of $0.15 per share and 150,000 shares at price of $0.10 per share to the Optionors and made aggregate cash payment of $106,863 (August 31, 2012-$106,863); the Company has expensed exploration costs of $143,680 (August 31, 2012-$143,680). On June 26, 2013, the Company announced the termination of its Option Agreement. the Company had made aggregate cash payments of $106,863 and issued 500,000 shares at price of $0.15 per share and 150,000 common shares at $0.10 per share to Wildhorse Copper Inc. See note (7).

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

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources with respect to an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims are in Arizona covering approximately 7,148 acres from Altar Resources which holds the mining claims directly and indirectly through federal mining claims and state mineral exploration leases; or, represented that it would hold such claims in good standing at the time of closing a definitive agreement. The Company is required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at February 28, 2013, the Company had made aggregate cash payments of $124,980 (August 31, 2012-$84,980) and issued 100,000 shares at price of $0.10 per share and 100,000 common shares at $0.06 per share to Altar Resources; along with expensed incurred exploration costs of $13,380. On May 30, 2013, the Company terminated the Option Agreement and has written off $140,980 of capital costs. See note (7).

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

Current business

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

On October 4, 2013 the Company entered into a consulting agreement with Olibri Acquisitions and issued 750,000 common shares of the Company for services provided in oil and gas consulting.

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

On November 26, 2013, the Company closed the first tranche of a private placement of 2,720,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$136,000 ($136,000). Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of thirty six month following the close.

On December 23, 2013, the Company closed its final tranche of a private placement of 2,528,000 units at a price of CAD$0.05 per unit for gross roceeds of CAD$126,400 ($126,400). Each warrant will be exercisable into one further share at a price of $0.10 per warrant share for a period of thirty six months following the close. The Company also paid a cash finders fee of $10,140 and 202,800 broker warrants to Canaccord Genuity and Wolverton Securities that are exercisable into one common share at a price of $0.10 that expire on December 23, 2016.

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

On January 13, 2014, the Company entered into a corporate development agreement with Don Shaxon. The initial term of this agreement shall begin on the date of execution of this agreement and continue for twelve months. Thereafter the agreement will continue on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services the Company will pay the Provider Don Shaxon a signing stock bonus of 250,000 common shares of the Company, one-time cash bonus of $40,000 90 days after the commencement of the contract, and a monthly fee of $3,500 plus $500 in monthly expenses. Upon execution of the Agreement, the Company granted 250,000 stock options. to Don Shaxon with respect to the corporate development agreement dated January 13, 2014. The exercise price of the stock options is $0.16, 250,000 stock options vested immediately, expiring January 13, 2019.

The Company has entered into a Joint Venture Agreement on January 16, 2014 with World of Maihuana Productions Ltd. (“WOM”) where the Company wishes to buy and the WOM wishes to sell 51% of the issued and outstanding capital stock of WOM. WOM has or will acquire a licence issued by Health Canada (the "Licence") to allow for WOM to operate a business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana (the “Business”) which shall be located at 33420 Cardinal Street, Mission, British Columbia (the "Premises"). The Parties have entered into a non-binding Letter Of Intent dated for reference the 1st day of November, 2013 (the "LOI") which shall be superseded by this Agreement. The Parties entered into the Joint Venture Agreement to which sets out the terms and conditions in which Enertopia may acquire an interest in the Business and the terms and conditions on which the Parties will form a joint venture to jointly participate in the Business (the "Joint Venture").10,000,000 shares of the restricted common stock of Enertopia at a price of $0.04 per share to 0984329 B.C. Ltd at the direction of WOM at the time of execution of the LOI (the "LOI Shares") (Completed); Issuance of 5,000,000 Shares to 0984329 BC Ltd. at a price of $0.18 per share and payment of $100,000.00 USD to WOM upon signing of this Agreement (the "Execution Date") which Shares will be held in escrow (the "Escrow Shares") by Enertopia's solicitors until such time as the Effective Date has occurred. Upon occurrence of the Effective Date, the Escrow Shares will be released from escrow; (Completed); Payment to WOM of $75,000.00 USD by January 31, 2014 in exchange for which Enertopia will be granted a 30% Interest in the Business(Completed); Issue 1,000,000 Shares at a price of $0.68 per share to 0984329 BC Ltd. and pay $200,000.00 USD to WOM on or before the date that is six months from the Execution Date in exchange for which Enertopia shall be granted a further 1% Interest in the Business; (Completed March 11, 2014). See Note 15. To date the Company has issued 16,000,000 common shares of the Company and paid a total of $375,000 to WOM.

On January 31, 2014, Enertopia Corp accepted and received gross proceeds of CAD$40,500 ($37,500), for the exercise of 350,000 stock options; 100,000 at $0.075 each, 150,000 stock options at $0.10 each, and 100,000 stock options at $0.15 each; into 350,000 common shares of the Company.

On January 31, 2014, Enertopia closed the first tranche of a private placement of 4,292,000 units at a price of US$0.10 per unit for gross proceeds of US$429,200. Each Unit consists of one common share of the Company and one half (1/2) of one non-transferable Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will be exercisable into one further Share at a price of US$0.15 per Warrant Share for a period of twenty four (24) months following closing. A cash finders’ fee for $29,616 and 296,160 full broker warrants that expire on January 31, 2016 with an exercise price of $0.15 was paid to Canaccord Genuity, Leede Financial and Wolverton Securities. On February 5, 2014, Ryan Foster has joined the Company as an advisor the Company has granted 50,000 stock options to Ryan Foster with an exercise price of $0.35, 25,000 stock options vested immediately, 25,000 stock options vested on July 1, 2014, expiring February 5, 2019.

On February 13, 2014, Enertopia closed the final tranche of a private placement by issuing 12,938,000 units at a price of US$0.10 per unit for gross proceeds of US$1,293,800. Each Unit consists of one common share of the Company and one half (1/2) of one non-transferable Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will be exercisable into one further Share at a price of US$0.15 per Warrant Share for a period of twenty four (24) months following closing. One Director and One Officer of the Company participated in the final tranche for $30,000. A cash finders’ fee for $98,784; 8,000 common shares in lieu of $800 finders’ fee and 995,840 full broker warrants that expire on February 13, 2016 with an exercise price of $0.15 was paid to Canaccord Genuity, Global Market Development LLC and Wolverton Securities.

On February 13, 2014, 50,000 stock options were exercised at a price of $0.06 by a Director and 50,000 stock options were exercised at a price of $0.075 by a Consultant for net proceeds to the Company of CAD$7,050 (US$6,750) into 100,000 common shares of the Company.

On February 13, 2014, 541,500 warrants from previous private placements were exercised into 541,500 common shares of the Company for net proceeds of US$101,100.

On February 27, 2014, 585,000 warrants from previous private placements were exercised into 585,000 common shares of the Company for net proceeds of US$115,000.

On February 27, 2014, the Company signed a $50,000 12 month marketing agreement with Agoracom payable in common shares of the Company. The first quarter payment is $12,500, by issuing 54,347 common shares of the Company at a market price of $0.23 per share.

On February 28, 2014, the Company has entered into a Joint Venture Agreement ("GCL Agreement") with The Green Canvas Ltd. ("GCL") with regards to the acquisition by Enertopia of up a 75% interest in the business of GCL, being the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes. Payment of $100,000 at the time of execution of the LOI (Completed); immediately following the Execution Date, Enertopia shall complete the following in return for which Enertopia will be granted and vested with a 49% Ownership Interest in the Business: issue to GCL an aggregate of 10,000,000 common shares at a price of $0.235 of Enertopia and (Completed); pay to GCL the aggregate sum of $500,000, the full amount of which, less the sum of $113,400 payable to Wolverton Securities as a finder's fee, shall be used by GCL to upgrade the Business as may be necessary pursuant to MMPR requirements or as may otherwise be required to advance the Business.(Completed); Of the 10,000,000 shares issued, 6,400,000 of the Shares issued pursuant shall be held in escrow (the "Escrow Shares") by Enertopia's solicitors until the Effective Date. Upon occurrence of the Effective Date, Enertopia will cause its solicitors to release the Escrow Shares from escrow. (Completed).

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

We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007. During the term of this agreement, Mr. McAllister is to provide corporate administration and consulting services, such duties and responsibilities to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and supervising office staff and exploration and oil & gas consultants. Mr. McAllister is reimbursed at the rate of $2,000 per month. On December 1, 2008, the consulting fee was increased to $5,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective March 1, 2014, the Company entered into a new Management Consulting Agreement replacing the original agreement with a consulting fee of $6,500 plus GST per month.

On October 9, 2009, the Company entered into a consulting agreement with BKB Management Ltd, a corporation organized under the laws of the Province of British Columbia. BKB Management controlled by the chief financial officer of the Company. A fee of CAD$4,675 including GST was paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective April 1, 2011, the fee is CAD$5,500 plus GST. Effective March 1, 2014, the Companyt entered into a new Management Consulting Agreement replacing the original agreement with a consulting fee of CAD$7,500 plus GST per month.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancements in the medical marijuana and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

Recently Issued Accounting Standards

In March 2013, the Financial Accounting Standards Board ( “FASB„) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter starting from March 1, 2014. We are currently reviewing the provisions of ASU No. 2013-05 on our consolidated financial statements.

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

Results of Operations – Three Months Ended February 28, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2014, which are included herein.

Our operating results for the three months ended February 28, 2014, for the three months ended February 28, 2013 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended February 28, 2014		Three Months Ended February 28, 2013		Change Between Three Month Period Ended February 28, 2014 and February 28, 2013
Revenue (cost recovery)	$	$ Nil	$	Nil	$	Nil
Other (income) expenses		(85,576)		(850)		84,726
General and administrative		237,229		73,392		163,837
Interest expense		2,878		1,716		1,162
Consulting fees		124,784		49,655		75,129
Exploration expenses		Nil		3,310		(3,310)
Professional Fees		13,723		5,297		8,426
Net income (loss)		(322,804)		(74,242)		248,562

Our accumulated losses increased to $6,596,871 at February 28, 2014. Our financial statements report a net loss of $322,804 for the three-month period ended February 28, 2014, compared to a net loss of $74,242 for the three-month period ended February 28, 2013. Our net losses have increased by $248,562 for the three month period ended February 28, 2014, our general and administrative expenses were higher by $163,838 for February 28, 2014 compared to February 28, 2013. The increase was largely due to higher advertising and marketing costs of $44,197 for the three month period ended February 28, 2014, compared to $201 for February 28, 2013. In addition the Company incurred $12,629 for investor relations and increased costs in consulting fees by $75,129 for the three month period ended February 28, 2014. The Company’s other expenses were higher for the three month period ended February 28, 2014 by $84,726 compared to the same time last year. This was largely due to terminating the Wisplite LOI. These increased costs are with due to the Company’s entrance to the Medical Marijuana business sector.

Results of Operations –Six Months Ended February 28, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended February 28, 2014, which are included herein.

Our operating results for the six months ended February 28, 2014, for the six months ended February 28, 2013, and the changes between those periods for the respective items are summarized as follows:

		Six Months Ended February 28, 2014		Six Months Ended February 28, 2013		Change Between Nine Month Period Ended February 28, 2014 and February 28, 2013
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Other (income)/expenses		(85,576)		5,199		80,377
General and administrative		386,637		196,297		190,340
Interest expense		3,224		4,248		(1,024)
Renewable energy		Nil		Nil		Nil
Consulting fees		190,805		101,907		88,898
Exploration Expenses		Nil		13,380		(13,380)
Professional Fees		32,447		37,502		(5,055)
Net income (loss)		(472,213)		(191,108)		(281,105)

Our accumulated losses increased to $6,596,871 as at February 28, 2014. Our financial statements report a net loss of $472,213 for the six months period ended February 28, 2014 compared to a net loss of $191,108 for the six months period ended February 28, 2013. Overall our losses have increased substantially over the six month period primarily due to the increased costs in investor relations, travel, advertising, consulting fees, and conferences. The increased costs are associated with the medical marijuana business sector.

As at February 28, 2014, we had $421,523 in current liabilities. Our net cash used in operating activities for the six months ended February 28, 2014 was $392,849 compared to $67,995 used in the six months ended February 28, 2013. The increase in cash used in operating activities was in increased expenses due to the entrance into the medical marijuana business operations. Our accumulated losses increased to $6,596,872 as at February 28, 2014.

Our total liabilities as of February 28, 2014 were $421,523 as compared to total liabilities of $525,918 as of August 31, 2013. The decrease of the liabilities is due to paying down our accounts payable and the amounts due to related parties which is primarily for accrued consulting fees for the CEO and CFO of the Company. Additionaly, Company was able to repay back the short-tem debt owed to the CEO.

Liquidity and Financial Condition

Working Capital
	At February 28,	At August 31,
	2014	2013
Current assets	$1,070,822	$54,469
Current liabilities	(421,523)	(525,918)
Working capital (deficiency)	$649,299	$(471,449)

Cash Flows
	Six Months Ended
	February 28	February 28
	2014	2013
Cash flows (used in) operating activities	$(392,849)	$(67,995)
Cash flows (used in) investing activities	(706,606)	(40,500)
Cash flows (used in) financing activities	2,068,430	100,400
Net increase (decrease) in cash during period	$968,975	$8,095

Operating Activities

Net cash used in operating activities was $392,849 in the six months ended February 28, 2014 compared with net cash used in operating activities of $67,995 in the same period in 2013. The increase in cash used mostly results from increased operating costs incurred in the current period from the medical marijuana business operations.

Investing Activities

Net cash used in investing activities was $706,606 in the six months ended February 28, 2014, compared to net cash used in investing activities of $40,500 in the same period in 2013. The change in cash used in investing activities is attributable to the acquisitions made in the World of Marihuana Productions Ltd. and in Green Canvas Ltd.

Financing Activities

Net cash provided by financing activities was $2,068,430 in the six months ended February 28, 2014 compared to $100,400 in the same period in 2013. Cash provided in 2013 was from private placement financings, warrant exercises and stock option exercise.

Revenue comparisons for the Quarter ended February 28, 2014 compared to the quarter ended February 28, 2013

For the six-month period ended February 28, 2014, the Company had $Nil in revenues compared to $Nil in revenues for the same six-month period in the prior year. The Company has generated $406,461 in revenues from inception on November 24, 2004 to February 28, 2014.

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

As of February 28, 2014, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Associated with Business

No Assurance of Profitability

Our renewable energy business and Medical Marihuana (MMJ) operations are in the start-up stage only, and are unproven. We may not be successful in implementing our business plan to become profitable. There may be less demand for our services than we anticipate. There is no assurance that these businesses will succeed.

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

Factors Affecting Operating Results

Our operating results will be affected by a wide variety of factors that could materially affect revenues and profitability, including the timing and cancellation of customer orders and projects, competitive pressures on pricing, availability of personnel, governmental changes and market acceptance of our services. As a result, we may experience material fluctuations in future operating results on a quarterly and annual basis which could materially affect our business, financial condition and operating results.

Competition

There are virtually no barriers to entry in the MMJ business sector, solar PV, solar thermal and energy recovery business sectors. As it is largely unregulated, we may face growing competition from any number of persons or firms who are, or who hold themselves out to be, competitors in this field.

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

Item 6. Exhibits

Exhibit	Description
Number

(i)	Articles of Incorporation; and (ii) Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
10.1	Consulting agreement dated March 1, 2014 with Robert McAllister
10.2	Consulting agreement dated March 1, 2014 with BKB Management Ltd.
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
31.2	Section 1350 Certifications
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
11/04/2014

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
11/04/2014