Form 10-Q
period 2014-05-31
Enertopia Corp.
filed 2014-07-14
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

     (Mark One)

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

Commission File Number 000-51866

Enertopia Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

950 – 1130 West Pender Street, Vancouver, BC 4A4	V6E
(Address of principal executive offices)	(Zip Code)

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
89,780,331 common shares issued and outstanding as of July 10, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine months period ended May 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31	August 31
	2014	2013

ASSETS
Current
Cash and cash equivalents	$1,215,899	$1,341
Owned securities (Note 4)	453,750	3,750
Accounts receivable	33,405	10,268
Prepaid expenses and deposit	258,583	6,913
Assets held for sale (Note 5)	-	32,197
Total current assets	1,961,637	54,469

Non-Current
Long term investments - GSWPS (Note 6)	-	-
Oil and Gas Asset (Note 7)	4,000
Medical Marijuana Assets (Note 8)	4,863,829	-
Total Assets	$6,829,466	$54,469

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$243,000	$354,928
Short Term Loan- related party (Note 8)	-	47,380
Due to related parties (Note 9)	72,910	123,610
Total Current Liabilities	315,910	525,918

STOCKHOLDERS' EQUITY
Share capital Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 88,957,414 common shares at May 31, 2014 and August 31,2013: 30,314,415	88,957	30,314
Additional paid-in capital	13,994,152	5,622,895
Deficit accumulated during the exploration stage	(7,569,553)	(6,124,658)
Total Stockholders' Equity	6,513,556	(471,449)
Total Liabilities and Stockholders' Equity	$6,829,466	$54,469

The accompanying notes are an integral part of these consolidated financial statements

F1

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO May 31, 2014
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350

Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750

Stock to be issued	125,000	-	37,375	125	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	6,705,000	6,580	473,895	125	(167,683)	312,917

Stock issued on September 29, 2005	-	125	-	(125)	-	-
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826
Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236			163,329
Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)
Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)
Balance, August 31, 2008		14,653		-	(1,347,706)	2,936,124

	14,652,740	$		$4,269,177	$		$		$
Imputed interest for non-interest bearing loan	-		-	4,410		-		-		4,410
Stock-based compensation	-		-	35,780		-		-		35,780
Comprehensive income (loss):
(Loss) for the year	-		-	-		-		84,233		84,233
Balance, August 31, 2009	14,652,740		$14,653	$4,309,367	$	- $		(1,263,473)		$3,060,547
Imputed interest for non-interest bearing loan				2,442						2,442
Stock-based compensation				78,858						78,858
Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000		500	124,500						125,000
Units issued for cash at $0.15 per unit on May 31, 2010	557,500		557	83,068						83,625
Gain on settlement of the amount due to related parties				34,542						34,542
Comprehensive income (loss):
(Loss) for the year	-		-	-		-		(2,955,141)		(2,955,141)
Balance, August 31, 2010	15,710,240		15,710	4,632,777		-		(4,218,614)		429,873
Debt settlement on November 22, 2010	62,500		63	9,313						9,376
Debt settlement on November 19, 2010	100,000		100	14,900						15,000

Stock-based compensation			254,443			254,443
Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264	-		893,993
Share Issuance costs			(96,490)	-		(96,490)
Warrants issued on March 3, 2011			(848,459)			(848,459)
Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000			-
Debt settlement on March 16, 2011	78,125	78	12,422			12,500
Debt settlement on April 27, 2011	360,000	360	157,412			157,772
Debt settlement on April 27, 2011	100,000	100	45,900			46,000
Shares issued Wildhorse on April 11, 2011	500,000	500	74,500			75,000
Share issuance correction on Jun 4, 2011	4,000	4	(4)			-
Comprehensive income (loss):
(Loss) for the year					(165,405)	(165,405)
Balance, August 31, 2011	24,643,865	$24,644	$5,142,978	$-	$(4,384,019)	$783,603
Stock-based compensation			66,953			66,953
Shares issued Altar on October 11, 2011	100,000	100	9,900			10,000
Shares issued Wildhorse on March 30, 2012	150,000	150	14,850			15,000

Shares issued Tom Ihrke on April 10, 2012	93,750	94	9,281			9,375
Shares subscription for cash on April 13, 2012	2,080,000	2,080	191,499			193,579
Shares subscription for cash on July 27, 2012	600,000	600	29,400			30,000
Shares subscription for cash on August 24, 2012	160,000	160	7,840			8,000
Comprehensive income (loss):
(Loss) for the year					(1,009,735)	(1,009,735)
Balance, August 31, 2012	27,827,615	$27,828	$5,472,701	$-	$(5,393,754)	$106,775
Shares issued for cash September 28, 2012	1,074,500	1,074	48,676			49,750
Shares issued Altar on November 24, 2012	100,000	100	5,900			6,000
Shares issued for cash November 15, 2012	1,152,300	1,152	49,498			50,650
Shares issued to Mark Snyder	160,000	160	15,840			16,000
Debt settlement on March 1, 2013			30,280			30,280
Comprehensive income (loss):
(Loss) for the year					(730,904)	(730,904)
Balance,August 31, 2013	30,314,415	30,314	5,622,895	-	(6,124,658)	(471,449)
Shares issued to Downhole Energy	100,000	100	3,900			4,000
Shares issued to Stewart Briggs/Olibri	750,000	750	36,750			37,500

Shares issued for MM Assets	10,000,000	10,000	390,000	400,000
Shares issued for Investor Relations	200,000	200	13,800	14,000
Shares issued for cash for PP on Nov 18	2,720,000	2,720	133,280	136,000
Shares issued for cash for PP on Dec 23	2,528,000	2,528	113,732	116,260
Shares issued per Agreement with DS	250,000	250	37,250	37,500
Shares issued per JV with WOM	5,000,000	5,000	895,000	900,000
Shares issued for cash for PP on Jan 31	4,292,000	4,292	395,142	399,434
Shares issued for warrant conversion	1,126,500	1,127	214,974	216,101
Shares issued for option conversion	450,000	450	43,800	44,250
Shares issued for cash for PP on Feb 13	12,946,000	12,946	1,182,070	1,195,016
Shares issued as per Agreeement with Agora	54,347	54	12,446	12,500
Shares issued per JV Agreement with GCL	10,000,000	10,000	2,090,000	2,100,000
Shares issued per JV Agreement with WOM	1,000,000	1,000	679,000	680,000
Shares issued for warrant conversion	5,827,855	5,828	910,617	916,445
Shares issued for option conversion	425,000	425	82,325	82,750

Shares issued as per agreement with R. Chadwick	100,000	100	67,900			68,000
Shares issued as per agreement with Dr. Melamede	250,000	250	174,750			175,000
Shares issued as per various Ontario agreements	623,297	623	213,577			214,200
Short swing			7,058			7,058
Stock Based Compensation			673,886			673,886
Comprehensive income (loss):
(Loss) for the period					(1,444,895)	(1,444,895)
Balance, May 31, 2014	88,957,414	88,957	13,994,152	-	(7,569,553)	6,513,556

The accompanying notes are an integral part of these consolidated financial statements

Enertopia Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					NOVEMBER 24,
					2004
	THREE MONTHS ENDED		Nine Months Ended		TO
	May 31	May 31	May 31	May 31	May 31
	2014	2013	2014	2013	2014

Revenue

Non-renewal energy - natural gas and oil revenue	$-	$-	$-	$-	$374,342
Renewable energy - service revenue	-	-	-	-	32,119

	-	-	-	-	406,461
Cost of revenue
Non-renewable energy:
Natural gas and oil operating costs and royalties	-	-	-	-	141,197
Depletion	-	-	-	-	298,489
Write-down in carrying value of oil and gas
property	-	-	-	-	293,436
Renewable energy	-	-	-	-	48,050

	-	-	-	-	781,172

Gross Profit	-	-	-	-	(374,711)

Expenses
Accounting and audit	12,570	12,307	35,244	48,623	422,406
Sales & Marketing	-	-	-	-	846
Advertising & Promotions	34,886	923	108,344	4,816	188,838
Bank charges and interest expense	1,032	1,287	4,256	5,534	70,490
Consulting	1,087,592	46,282	1,278,397	148,189	3,061,256
Mineral exploration costs	-	-	-	13,380	520,869
Fees and dues	15,045	5,076	30,713	18,344	182,340
Insurance	3,103	4,117	11,889	12,349	92,311
Investor relations	30,055	-	56,684	-	180,498
Legal and professional	35,679	1,094	45,451	2,280	268,938
Office and miscellaneous	7,588	(314)	19,789	1,611	78,773
Rent	25,624	3,465	28,128	11,318	124,050
Telephone	555	584	784	2,659	21,148
Training & Conferences	23,104	-	32,482	-	47,968
Travel	22,050	5,065	33,358	7,079	151,760

Total expenses	1,298,883	79,886	1,685,519	276,182	5,412,491

(Loss) for the period before other items	(1,298,883)	(79,886)	(1,685,519)	(276,182)	(5,787,202)

Other income (expense)

Other income	300,000	-	300,000	-	309,433
Impairment of long term investments (Note 5)	-		(76,595)	-	(330,434)
Others	-		-	-	22,775
Equity interest pick up	(123,799)	-	(132,781)	(850)	(150,525)

Gain on owned securities	150,000	-	150,000	(3,750)	(133,083)
Gain on disposition of oil and gas interests	-		-	-	522,976
Revaluation of warrants liability	-	-	-	9,789	896,019

Write down of oil and gas properties (Note 6)	-	(140,980)	-	(140,980)	(2,919,511)

Net loss and comrehensive loss for the period	$(972,682)	$(220,866)	$(1,444,895)	$(411,973)	$(7,569,553)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	86,529,895	30,314,415	57,551,337	29,756,976

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24,
			2004
	Nine Months Ended		TO
	May 31,	May 31,	May 31,
	2014	2013	2014
Cash flows used in operating activities
Net Income (loss)	$(1,444,895)	$(411,973)	$(7,569,553)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	941,154	-	1,598,404
Depletion	-	-	298,489
Write down in carrying value of oil and gas
properties	-	-	293,436
Stock issued for mineral resource and oil and gas
property	-	-	37,500
Write down of oil and gas properties	-	140,980	2,919,511
Gain on disposition of oil and gas properties	-	-	(522,976)
Fair value of warrants liabilities	-	(9,789)	(896,019)
Gain on owned securities	(150,000)	3,750	133,083
Equity pick-up	132,781	850	150,525
Impairment of long term investments (Note 5)	76,595	-	330,434
Imputed interest	-	-	17,396
Accrued loan interest	-	-	17,928
Other non-cash activities	58,230	-	88,383
Change in non-cash working capital items:			-
Accounts receivable	(23,137)	48,840	(25,657)
Prepaid expenses and deposit	(251,670)	(4,104)	(234,299)
Deferred charges	-	-	-
Accounts payable and accrued liabilities	(111,928)	109,930	224,761
Due to related parties	(50,700)	51,000	103,573

Net cash (used in) operating activities	(823,570)	(70,516)	(3,035,079)

Cash flows from (used in) investing activities

Proceeds from sale of marketable securities	-	-	56,241
Oil and gas properties acquisition and divestment	-	-	(345,180)

Proceeds from sale of oil and gas interests	-	-	521,545
Mineral resource properties acquisition	-	(40,000)	(231,843)
Investment in GSWPS	-	-	(103,500)
Investment in Pro Eco	10,004	-	(34,996)
Investment in Medical Marijuana Operations	(975,000)		(975,000)
Cash provided in connection with business acquisition	-	-	201,028

Net cash from (used in) investing activities	(964,996)	(40,000)	(911,705)

Cash flows from financing activities
Promissory notes - related party	(47,380)	-	2,665
Net Proceeds from Options exercised	130,000		130,000
Net Proceeds from Warrants exercised	913,096	-	913,096
Net proceeds from subscriptions received	2,007,408	100,400	4,116,922

Net cash from financing activities	3,003,124	100,400	5,162,683

Increase (Decrease) in cash and cash equivalents	1,214,558	(10,116)	1,215,899

Cash and cash equivalents, beginning of period	1,341	13,692	-

Cash and cash equivalents, end of period	$1,215,899	$3,576	$1,215,899
Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the period ended May 31, 2014 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2013 audited annual consolidated financial statements and notes thereto.

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

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $1,444,895for the nine months ended May 31, 2014 [net loss of $411,973 for the nine months ended May 31, 2013] and as at May 31, 2014 has incurred cumulative losses of 7,569,553 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The unaudited interim consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Target Energy, Inc., which has been dissolved effective November 4, 2013 with no significant accounting impact, equity interest of Pro Eco Energy Inc., which has been sold on December 2, 2013 with a gain of approximately $7,000, Global Solar Water Power Systems Inc. has been written down to $1, 31% interest in Joint Venture with World of Maihuana Productions Ltd. (“WOM”) and 49% interest in Joint Venture with Green Canvas Ltd. ("GCL), 51% interest in a Joint Venture with Lexaria on a location in Ontario. All significant inter-company balances and transactions have been eliminated.

b)	New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board ( “FASB ” ) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter starting from March 1, 2014. We are currently reviewing the provisions of ASU No. 2013-05 on our consolidated financial statements.

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

As at May 31, 2014 owned securities consist of 375,000 common shares of Cheetah Oil & Gas Ltd. obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Cheetah Oil & Gas Ltd. was $0.01 per share as at May 31, 2014 ( August 31, 2013 - $0.01) .

As at May 31, 2014 owned securities consist of 1,500,000 common shares of Lexaria Corp. obtained through two separate Definitive Agreements as per Note 8.

The fair value of the common shares of Lexaria Corp. was $0.30 per share as at May 31, 2014.

5.	ASSETS HELD FOR SALE

Assets held for sale as May 31, 2014 and August 31, 2013 were comprised of the following:

		May 31, 2014		August 31, 2013
	$		$
Investments in Pro-Eco Energy		-		32,197
		-		32,197

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

On December 2, 2013, the Company sold its investment in Pro Eco Energy Ltd. from its original purchase price of $45,000 which gave the Company 900,000 shares or 8.25% interest in the Pro Eco on April 21, 2008 to Western Standard Energy Corp. (the “ Purchase”) for $40,000. The terms of the purchase are as follows: a) $10,000 on the Closing date which is December 02, 2013; b) $10,000 on or before December 31, 2013; c) $10,000 on or before January 31, 2014; d) $10,000 on or before February 28, 2014. As at May 31, 2014, $30,000 was included in receivable. The Company is confident to collect this amount once the Purchaser completes it ongoing financing.

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

On March 1, 2013, the Company transferred 1.68% of interest back to GSWPS for settlement the accrued payments of $42,000 with Mr. Mark Snyder. As result, the Company’s interest in GSWPS reduced from 9.82% to 8.14% .The difference between the fair value of the 1.68% GSWPS interest and $42,000 was recorded under additional paid-in capital.

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

(a)

The Company has entered into a Joint Venture Agreement (the “ WOM Agreement”) on January 16, 2014 with World of Marihuana Productions Ltd. (“WOM”) where the Company can acquire up to 51% of the Joint Venture business ownership interest. WOM is expected to acquire a licence issued by Health Canada (the "Licence") to allow for WOM to operate a business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana (the “WOM Business”) which shall be located at 33420 Cardinal Street, Mission, British Columbia (the "Premises"). Both parties entered into a non-binding Letter Of Intent dated for reference the 1st day of November, 2013 (the "LOI") which shall be superseded by the WOM Agreement. Both parties entered into the WOM Agreement which set out the terms and conditions in which the Company may acquire up to a 51% ownership interest in the Joint Venture WOM Business. The Effective Date" means the first business day following the day on which WOM has received the final and duly issued Licence from Health Canada and has notified Enertopia of such receipt. The execution date (the “Execution Date”) is upon signing of this WOM Agreement.

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

iv)

Issue 1,000,000 Shares to 098 and pay $200,000 to WOM on or before the date that is six months from the Execution Date in exchange for which Enertopia shall be granted a further 1% Interest in the WOM Business; (Completed)

v)

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

(d)

On March 5, 2014, the Company and Mr. Robert McAllister has entered into a three year Joint Venture Agreement ("JV") with Lexaria Corp. collectively, the "Parties"). Whereas the Company and Robert McAllister will source opportunities in the Business, and the terms and conditions on which the Parties will form a joint venture to jointly participate in, or offer specific opportunities within the Business (the "Joint Venture"), and Robert McAllister will join the Lexaria Corp. advisory board for the term of this Agreement. Lexaria Corp. issued the Company 1,000,000 shares and Robert McAllister 500,000 shares on signing of the Agreement. Lexaria agrees to additionally pay Enertopia a finder’s commission, received at the sole election of Enertopia in either cash or in common restricted shares of Lexaria, within a range of 2% - 5% of the value (less of taxes) of any future Business acquisition, joint venture or transaction that Lexaria accepts and closes for the life of this Agreement. Lexaria as its initial Contribution, hereby pays to McAllister 500,000 common restricted shares as compensation for entering the Joint Venture and for McAllister to initiate and during the term of the Agreement continue to provide to Lexaria opportunities for Lexaria to build its Business. Lexaria agrees to additionally award McAllister 500,000 stock options to buy common shares of Lexaria, with terms to be specified and ratified by shareholder and regulatory approvals, as compensation for joining and serving as Chairperson of Lexaria’s marihuana Business advisory board for the term of this Agreement.

(e)

On May 28, 2014, Enertopia and Lexaria signed a Definitive Agreement. Enertopia and Lexaria each wish to develop a business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, marijuana (the "Business") located in Ontario (the "Property"), and on or about April 10, 2014, the Parties entered a Letter of Intent that set forth the basic terms of a proposed joint venture agreement between Enertopia and Lexaria for those purposes. Whereby, Lexaria issued 500,000 common shares to Enertopia. Enertopia wishes to acquire a license from Health Canada a license to designate Enertopia as a Licensed Producer pursuant to Canada's Marijuana for Medical Purposes Regulations (the "License"). The Parties are entering into this Agreement to set out the terms and conditions by which Enertopia does own a 51% interest in the Business and Lexaria does own a 49% interest in the Business; and the terms and conditions on which the Parties will form and operate the joint venture to jointly participate in the Business (the "Joint Venture").

The Parties contribute the following as their initial contributions to the Business:

Enertopia, as its initial contribution, hereby contributes $45,000 to the Joint Venture bank account. Lexaria, as its initial contribution, hereby contributes $55,000 to the Joint Venture bank account.

The Parties shall have the following Ownership Interests under this Agreement and of the Business:

Enertopia - 51%
Lexaria - 49%

The Parties shall bear the costs arising under this Agreement and the operation of the Business as to the following, as further described in this Agreement (the “Cost Interests”):

Enertopia - 45%
Lexaria - 55%

The Parties shall have the following insured liability for all things that are not operating costs arising under this Agreement and the operation of the Business as to the following:

Enertopia - 51%

Lexaria - 49%

The Parties shall receive all revenues and profits derived from the operation of the Business as to the following, as further described in this Agreement (the “Revenue Interests”):

Enertopia - 51%
Lexaria - 49%

Enertopia shall act as the manager of the Operations (the "Manager") for so long as its Ownership Interest is 51% or more. Enertopia may designate a specified individual as Manager if the Parties unanimously consent to such appointment. If any party, including Lexaria, gains a 51% Ownership Interest in the Business, then Enertopia shall have the obligation, if requested by the 51% Ownership Interest party, to surrender the Manager position.

9.	SHORT TERM LOAN

On February 9, 2012, the Company signed a Loan Agreement with Robert McAllister, president and director of the Company, to borrow $50,045 (CAD$50,000). The unsecured loan was due on May 9, 2012 at an interest rate of 10% per annum. Upon short term loan due, the loan term has been changed to a month to month.

On February 20, 2014, the Company paid back the loan in full to Robert McAllister.

10.	RELATED PARTIES TRANSACTION

For the nine months ended May 31, 2014, the Company was party to the following related party transactions:

•	Paid/accrued $49,500 (May 31, 2013: $45,000) to the President of the Company in consulting fees.
•	Paid/accrued $55,500CAD (May 31, 2013: $49,500CAD) in consulting fees to a company controlled by the CFO of the Company.
•	Paid $75,000CAD (May 31, 2013: $Nil) in consulting fees to the Senior Business Development
•	As at May 31, 1014, $72,910 was payable to the officers/directors and the companies controlled by the officers/directors of the Company.
•	Director of Enertopia fell under the short swing rule and paid the Company $7,058.
•	See Note 8 and 9.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

11.	COMMON STOCK

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

On March 11, 2014, Robert Chadwick joined the Company as an advisor and was paid a $1,000 honorarium. Robert Chadwick was issued a one-time 100,000 common shares of the Company.

On March 11, 2014, as per the terms of the Joint Venture Agreement dated January 16, 2014 with World of Marihuana Productions Ltd., the Company made a payment of $200,000 and issued 1,000,000 at a price of $0.68 per share to 0984329 B.C. LTD, the Company now owns 31% in the Joint Venture business interest with World of Marihuana Productions Ltd.

On March 14, 2014, 815,310 warrants from previous private placements were exercised into 815,310 common shares of the Company for net proceeds of $163,062.

On March 14, 2014, the Company accepted and received gross proceeds from a director of the Company of CAD$8,250 (US$7,500), for the exercise of 50,000 stock options at an exercise price of $0.15, into 50,000 common shares of the Company.

On March 17, 2014, 1,548,000 warrants from previous private placements were exercised into 1,548,000 common shares of the Company for net proceeds of $289,475.

On March 25, 2014, Enertopia Corp (the “Company”) accepted and received gross proceeds of $67,750, for the exercise of 325,000 stock options at $0.06 to $0.25 each, into 325,000 common shares of the Company.

On March 25, 2014, 1,095,000 warrants from previous private placements were exercised into 1,095,000 common shares of the Company for net proceeds of $114,250.

On March 26, 2014, the Company’s Board has appointed Dr. Robert Melamede as an Advisor to the Board of Directors’ and has been paid an honorarium of $2,500 for the first year of his participation on our Advisory Board and issued 250,000 shares of common stock of the Company.

On April 3, 2014, 1,293,500 warrants from previous private placements were exercised into 1,293,500 common shares of the Company for net proceeds of $177,950.

On April 3, 2014, the Company accepted and received gross proceeds from past consultant of the Company of $1,500 for the exercise of 25,000 stock options at an exercise price of $0.06, into 25,000 common shares of the Company.

On April 10, 2014 a letter of intent, was executed on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”). The Company issued the 38,297 common shares at a deemed price of $0.47 per the terms of the Letter of Intent to lease space in Ontario. The LOI has been extended for another 30 days.

On April 17, 2014, the Company accepted and received gross proceeds from a director of CAD$8,475 (US$7,500), for the exercise of 50,000 stock options at $0.15 into 50,000 common shares of the Company.

On April 17, 2014, 651,045 warrants from previous private placements were exercised into 651,045 common shares of the Company for net proceeds of $110,209.

On April 14, 2014, the Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the letter, Mr. Paikin can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Paikin can be eligible to receive up to a total of 1,350,000 common shares of the Company.

On April 24, 2014 the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Kent can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Kent can be eligible to receive up to a total of 1,350,000 common shares of the Company.

On April 24, 2014 the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Shaxon can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Shaxon can be eligible to receive up to a total of 1,350,000 common shares of the Company.

On April 24, 2014 the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Boone or his company can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Boone can be eligible to receive up to a total of 1,350,000 common shares of the Company.

On April 24, 2014 the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Springett can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Springett can be eligible to receive up to a total of 1,350,000 common shares of the Company.

On April 24, 2014 the Company entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Operations Manager. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Hornung or his company can be eligible to receive up to a total of 472,500 common shares of the Company. On April 30, 2014, 200,000 warrants from previous private placements were exercised into 200,000 common shares of the Company for net proceeds of $40,000.

On May 3, 2014 the Company entered into a one year consulting contract with Bmullan and Associates wholly owned company by Brian Mullan as Security Consultant. Upon signing of the contract of acceptance the Company issued 45,000 common shares at a deemed price of $0.28. Based on the milestones listed in the contract, Mr. Mullan or his company can be eligible to receive up to a total of 225,000 common shares of the Company.

On May 29, 2014, the Company accepted and received gross proceeds of $20,000 for the exercise of 200,000 warrants at $0.10 each into 200,000 common shares of the Company.

As at May 31, 2014, the Company had 88,957,414 shares issued and outstanding.

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

On March 26, 2014, the Company’s Board has appointed Dr. Robert Melamede as an Advisor to the Board of Directors’ the Company has granted 500,000 stock options with an exercise price of $0.70, 250,000 stock options vest immediately and the remaining 250,000 stock options vest September 26, 2014, expiring March 26, 2019.

On April 1, 2014, the Company granted 100,000 stock options vesting immediately, with an exercise price of $0.86, expiring April 1, 2019.

On April 1, 2014, the Company granted 100,000 stock options vesting immediately with an exercise price of $0.86, expiring April 1, 2019.

On April 3, 2014, the Company entered into another 3 month Social Media/Web Marketing Agreement with Stuart Gray. The Company issued 100,000 stock options. The exercise price of the stock options is $0.72, 100,000 stock options vested immediately, expiring April 3, 2019.

On April 3, 2014, the Company accepted and received gross proceeds from past consultant of the Company of $1,500 for the exercise of 25,000 stock options at an exercise price of $0.06, into 25,000 common shares of the Company.

On April 8, 2014, the Company granted 50,000 stock options to a consultant of the Company, Taven White. The exercise price of the stock options is $0.50, 50,000 stock options vested immediately, expiring April 8, 2019.

On April 17, 2014, the Company accepted and received gross proceeds from a director of CAD$8,475 (US$7,500), for the exercise of 50,000 stock options at $0.15 into 50,000 common shares of the Company.

For the nine months ended May 31, 2014, the Company recorded $673,886 (May 31, 2013 – $Nil) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the nine months ended May 31, 2014 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2013	2,455,000	$0.15
Expired	(150,000)	0.18
Exercised	(900,000)	0.10
Granted	2,250,000	0.70
Balance, May 31, 2014	3,655,000	$0.13

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	May 31 2014	August 31, 2013
Expected volatility	204%-226%	134.43%-142.22%
Risk-free interest rate	1.33%-1.79%	1.32%-1.46%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.05-$0.86	$0.06

The Company has the following options outstanding and exercisable.

May 31, 2014	Options outstanding			Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.50	50,000	4.85 years	$0.50	50,000	$0.50
$0.72	100,000	4.84 years	$0.72	100,000	$0.72
$0.86	200,000	4.84 years	$0.86	200,000	$0.86
$0.70	500,000	4.82 years	$0.70	250,000	$0.70
$0.68	200,000	4.78 years	$0.68	100,000	$0.68
$0.35	50,000	4.69 years	$0.35	25,000	$0.35
$0.16	250,000	4.62 years	$0.16	250,000	$0.16
$0.075	50,000	4.59 years	$0.075	50,000	$0.075
$0.06	550,000	4.43 years	$0.06	550,000	$0.06
$0.10	300,000	0.39 years	$0.10	300,000	$0.10
$0.10	400,000	0.58 years	$0.10	400,000	$0.10
$0.15	555,000	1.71 years	$0.15	555,000	$0.15
$0.15	150,000	1.77 years	$0.15	150,000	$0.15
$0.15	150,000	2.80 years	$0.15	150,000	$0.15
$0.20	100,000	1.44 years	$0.20	100,000	$0.20
$0.25	50,000	2.00 years	$0.25	50,000	$0.25

	3,655,000	3.19 years	$0.30	2,280,000	$0.30

August 31, 2013	Options outstanding			Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.10	400,000	1.14 years	$0.10	400,000	$0.10
$0.10	450,000	1.33 years	$0.10	450,000	$0.10
$0.15	655,000	2.46 years	$0.15	655,000	$0.15
$0.15	150,000	2.44 years	$0.15	150,000	$0.15
$0.15	250,000	3.55 years	$0.15	250,000	$0.15
$0.18	150,000	1.98 years	$0.18	150,000	$0.18
$0.20	100,000	1.98 years	$0.20	150,000	$0.20
$0.25	300,000	2.76 years	$0.25	300,000	$0.25

	2,455,000	2.18 years	$0.15	2,455,000	$0.15

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

On April 17, 2014, 651,045 warrants from previous private placements were exercised into 651,045 common shares of the Company for net proceeds of US$110,209.

On April 30, 2014, 200,000 warrants from previous private placements were exercised into 200,000 common shares of the Company for net proceeds of US$40,000.

On May 29, 2014, the Company accepted and received gross proceeds of $20,000 for the exercise of 200,000 warrants at $0.10 each into 200,000 common shares of the Company.

A summary of warrants as at May 31, 2014 and August 31, 2013 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2013	5,429,800	$0.20
Exercised	(6,929,355)	$0.20
Granted	15,357,800	$0.13
Balance, May 31, 2014	13,858,245	$0.15

Number	Exercise	Expiry
Outstanding [1]	Price	Date

460,000	$0.10; $0.20 after 12 months	July 27, 2015
136,000	$0.10; $0.20 after 12 months	Aug 24, 2015
278,275	$0.10; $0.20 after 12 months	Sep 28, 2015
430,670	$0.10; $0.20 after 12 months	Nov 15, 2015
1,720,000	$0.10	Nov 26, 2016
1,438,800	$0.10	Dec 23, 2016
2,167,160	$0.15	Jan 31, 2016
7,227,340	$0.15	Feb 13, 2016
13,858,245

1. Each warrant entitles a holder to purchase one common share.

13.	COMMITMENTS – OTHER

(a)	The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $5,000 per month plus HST/GST on a continuing basis.

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

(g)	On March 14, 2014, the Company signed a six month contract for $21,735 with The Money Channel to provide services for national television, internet and radio media campaign.

(h)	On April 1, 2014, the Company has entered into a one year consulting agreement with Kristian Dagsaan to provide controller services for CAD$3,000 plus GST per month.

(i)	On April 1, 2014, the Company entered into a 90 day investor relations contract for CAD $9,000 with Ken Faulkner.

(j)

On April 3, 2014, the Company entered into another 3 month Social Media/Web Marketing Agreement with Stuart Gray. In consideration for the services the Company will pay the Provider Stuart Gray a monthly fee of $5,000.

(k)	Also see note 7, 8, 11, 15.

14.	SEGMENTED INFORMATION

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

				Medical
Quarter ended May 31, 2014	Renewable energy		Oil and Gas	Marijuana		Corporate	Consolidated
Revenues	$-	$		$-	$		$-

Net income (loss) from operations				240,625		(1,6,85,520)	(1,444,895)

Total assets	$1		$4,000	$4,863,829		$1,961,637 $	6,829,466

The operations of the Group are located geographically in the United States, except for the Medical Marijuana which is in Canada. The administrative functions are all located geographically in Canada.

15.	SUBSEQUENT EVENTS

(a)

On June 2, 2014, the Company signed a 30 day contract for $10,000 with TDM Financial to provide services for original video production, original coverage, network placement of video and article, article and video syndication, email distribution, and reporting.

(b)

On June 9. 2014 as per marketing agreement signed with Agoracom on February 27, 2014 for a 12 month contract, the Company made its second quarter payment is $12,500 plus GST by issuing 72,917 common shares of the Company at a market price of $0.18 per share.

(c)

On July 1, 2014, the Company has entered into a one year services agreement with TDM Financial for $120,000 payable in common shares of the Company. TDM Financial will provide marketing solutions and strategies to the Company. Upon the signing of the contract with TDM Financial, the Company issued 750,000 common stock of the Company at a deemed price of $0.16 for the term of the agreement.

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

The Company has entered into a Joint Venture Agreement (the “ WOM Agreement”) on January 16, 2014 with World of Marihuana Productions Ltd. (“WOM”) where the Company can acquire up to 51% of the Joint Venture business ownership interest. WOM has or will acquire a licence issued by Health Canada (the "Licence") to allow for WOM to operate a business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana (the “Business”) which shall be located at 33420 Cardinal Street, Mission, British Columbia (the "Premises"). The Parties have entered into a non-binding Letter Of Intent dated for reference the 1st day of November, 2013 (the "LOI") which shall be superseded by this Agreement. The Parties entered into the Joint Venture Agreement to which sets out the terms and conditions in which Enertopia may acquire an interest in the Business and the terms and conditions on which the Parties will form a joint venture to jointly participate in the Business (the "Joint Venture"). 10,000,000 shares of the restricted common stock of Enertopia at a price of $0.04 per share to 0984329 B.C. Ltd at the direction of WOM at the time of execution of the LOI (the "LOI Shares") (Completed); Issuance of 5,000,000 Shares to 0984329 BC Ltd. at a price of $0.18 per share and payment of $100,000.00 USD to WOM upon signing of this Agreement (the "Execution Date") which Shares will be held in escrow (the "Escrow Shares") by Enertopia's solicitors until such time as the Effective Date has occurred. Upon occurrence of the Effective Date, the Escrow Shares will be released from escrow; (Completed); Payment to WOM of $75,000.00 USD by January 31, 2014 in exchange for which Enertopia will be granted a 30% Interest in the Business(Completed); Issue 1,000,000 Shares at a price of $0.68 per share to 0984329 BC Ltd. and pay $200,000.00 USD to WOM on or before the date that is six months from the Execution Date in exchange for which Enertopia shall be granted a further 1% Interest in the Business; (Completed). See Note 18. To date the Company has issued 16,000,000 common shares of the Company and paid a total of $375,000 to WOM.

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

On March 10, 2014, the Company’s Board appointed Mr. Matthew Chadwick and the Company entered into a Management Agreement with Matthew Chadwick as Senior Vice President of Marijuana Operations. The initial term of this agreement shall begin on the date of execution of this agreement and continue for six months. Thereafter the agreement will continue on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services the Company will pay Mr. Matthew Chadwick CAD$25,000 per month.

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

On March 11, 2014, as per the terms of the Joint Venture Agreement dated January 16, 2014 with World of Marihuana Productions Ltd., the Company made a payment of $200,000 and issued 1,000,000 at a price of $0.68 per share to 0984329 B.C. LTD, the Company now owns 31% of Joint Venture Business Interest.

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

On April 10, 2014, a Letter of Intent ("LOI") was signed by Enertopia Corporation, or its wholly-owned subsidiary ("Enertopia") and Lexaria Corp., or its wholly-owned subsidiary ("Lexaria") (collectively, the "Parties") with regard to the ownership by Enertopia of a 51% interest in the business, and the ownership by Lexaria of a 49% interest in the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes under the MMPR (the "Business") Acquisition Structure. Whereby Lexaria issued 500,000 common shares to Enertopia. In accordance with the terms of a formal and definitive Agreement to be entered into between Enertopia and Lexaria (the "Definitive Agreement"), Enertopia shall own 51% ownership interest in the Business (the "Enertopia Ownership") and Lexaria shall own 49% ownership interest in the Business (the “Lexaria Ownership”). Within 10 days, Enertopia shall contribute $45,000 and Lexaria shall contribute $55,000 to the Business. Upon the execution of this LOI, Enertopia and Lexaria shall structure a joint venture for legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes under the MMPR. At such time the Parties will be deemed to have formed a joint venture for the operation, management and further development of the Business (the "Joint Venture"). Lexaria will pay 55% of all costs to earn its 49% net Ownership Interest and Enertopia will pay 45% of all costs to earn its 51% Ownership Interest. A total of 500,000 Definitive Agreement Shares shall be issued to Enertopia, held in escrow (the "Escrow Shares") by Lexaria's solicitors until such date as the License (as hereinafter defined) has been obtained by Enertopia (the "Effective Date"). Upon occurrence of the Effective Date, the Escrow Shares will be released from escrow. In the event the Effective Date does not occur within 12 months of the date of the Definitive Agreement (the "Execution Date"), the Definitive Agreement Shares shall be cancelled and returned to treasury.

On April 10, 2014 a letter of intent, was executed on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”). The Company issued the 38,297 common shares at a deemed price of $0.47 per the terms of the Letter of Intent to lease space in Ontario. The LOI has been extended for another 30 days.

On April 14, 2014, the Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the letter, Mr. Paikin can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Paikin can be eligible to receive up to a total of 1,350,000 common shares of the Company.

On April 17, 2014, the Company accepted and received gross proceeds from a director of CAD$8,475 (US$7,500), for the exercise of 50,000 stock options at $0.15 into 50,000 common shares of the Company.

On April 17, 2014, 651,045 warrants from previous private placements were exercised into 651,045 common shares of the Company for net proceeds of US$110,209.

On April 24, 2014 the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Kent can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Kent can be eligible to receive up to a total of 1,350,000 common shares of the Company.

On April 24, 2014 the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Shaxon can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Shaxon can be eligible to receive up to a total of 1,350,000 common shares of the Company.

On April 24, 2014 the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Boone or his company can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Boone can be eligible to receive up to a total of 1,350,000 common shares of the Company.

On April 24, 2014 the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Springett can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Springett can be eligible to receive up to a total of 1,350,000 common shares of the Company.

On April 24, 2014 the Company entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Operations Manager. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Hornung or his company can be eligible to receive up to a total of 472,500 common shares of the Company.

On April 30, 2014, 200,000 warrants from previous private placements were exercised into 200,000 common shares of the Company for net proceeds of US$40,000.

On May 3, 2014 the Company entered into a one year consulting contract with Bmullan and Associates wholly owned company by Brian Mullan as Security Consultant. Upon signing of the contract of acceptance the Company issued 45,000 common shares at a deemed price of $0.28. Based on the milestones listed in the contract, Mr. Mullan or his company can be eligible to receive up to a total of 225,000 common shares of the Company.

On May 28, 2014, Enertopia and Lexaria signed a Definitive Agreement. Enertopia and Lexaria each wish to develop a business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, marijuana (the "Business") located in Ontario (the "Property"), and on or about April 10, 2014, the Parties entered a Letter of Intent that set forth the basic terms of a proposed joint venture agreement between Enertopia and Lexaria for those purposes. Enertopia wishes to acquire a license from Health Canada a license to designate Enertopia as a Licensed Producer pursuant to Canada's Marijuana for Medical Purposes Regulations (the "License"). The Parties entered into this Agreement to set out the terms and conditions by which Enertopia does own a 51% interest in the Business and Lexaria does own a 49% interest in the Business; and the terms and conditions on which the Parties will form and operate the joint venture to jointly participate in the Business (the "Joint Venture").

On May 29, 2014, the Company accepted and received gross proceeds of $20,000 for the exercise of 200,000 warrants at $0.10 each into 200,000 common shares of the Company.

On June 2, 2014, the Company signed a 30 day contract for $10,000 with TDM Financial to provide services for original video production, original coverage, network placement of video and article, article and video syndication, email distribution, and reporting.

On June 9. 2014 as per marketing agreement signed with Agoracom on February 27, 2014 for a 12 month contract, the Company made its second quarter payment is $12,500 plus GST by issuing 72,917 common shares of the Company at a market price of $0.18 per share.

On July 1, 2014, the Company has entered into a one year services agreement with TDM Financial for $120,000 payable in common shares of the Company. TDM Financial will provide marketing solutions and strategies to the Company. Upon the signing of the contract with TDM Financial, the Company issued 750,000 common stock of the Company at a deemed price of $0.16 for the term of the agreement.

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

Results of Operations – Three Months Ended May 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2014, which are included herein.

Our operating results for the three months ended May 31, 2014, for the three months ended May 31, 2013 and the changes between those periods for the respective items are summarized as follows:

						Change Between
						Three Month Period
		Three Months Ended		Three Months Ended		Ended
		May 31,		May 31,		May 31, 2014 and May
		2014		2013		31, 2013
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Other (income) expenses		(326,201		140,980		(467,181)
General and administrative		1,298,883		79,886		1,218,997
Interest expense		1,032		1,287		255
Consulting fees		1,087,592		46,282		1,041,310
Exploration expenses		Nil		Nil		Nil
Professional Fees		48,249		13,401		34,848
Net income (loss)		(972,682)		(220,866)		(751,816)

Our accumulated losses increased to $7,569,552 at May 31, 2014. Our financial statements report a net loss of $972,682 for the three-month period ended May 31, 2014, compared to a net loss of $220,866 for the three-month period ended May 31, 2013. Our net losses have increased by $751,816 for the three month period ended May 31, 2014, our general and administrative expenses were higher by $1,218,997 for May 31, 2014 compared to May 31, 2013. The increase was largely due to higher consulting and stock based compensation costs of $1,218,997 for the three month period ended May 31, 2014, compared to $46,282 for May 31, 2013. These increased costs were largely due to new consulting contracts and granting stock options to various consultants. In addition the Company incurred increased costs of $34,886 for advertising, $30,055 for investor relations, $25,624 for rent, $15,045 for fees, $23,104 for training and conference, $22,050 for travel and $48,249 in professional fees for the three month period ended May 31, 2014. The Company’s expenses were higher for the three month period ended May 31, 2014 by $751,816 compared to the same time last year. These increased costs are due to the Company’s entrance into the Medical Marijuana business sector, and thus entering into definitive joint venture agreements and letter of intents. Additional costs have been incurred by having new advisors and consultants join the Company. Other income increased to 326,201 for the three month period ended May 31, 2014 compared to an expense of $140,980 for May 31, 2013. The increase is from the issuance of Lexaria common shares to the Company with respect to the two definitive joint venture agreements that have been entered into.

Results of Operations –Nine Months Ended May 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended May 31, 2014, which are included herein.

Our operating results for the nine months ended May 31, 2014, for the nine months ended May 31, 2013, and the changes between those periods for the respective items are summarized as follows:

						Change Between
						Nine Month Period
		Nine Months Ended		Nine Months Ended		Ended
		May 31,		May 31,		May 31, 2014
		2014		2013		and May 31, 2013
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Other (income)/expenses		(240,624)		135,791		(376,415)
General and administrative		1,685,519		276,182		1,419,337
Interest expense		4,256		5,534		(1,278)
Renewable energy		Nil		Nil		Nil
Consulting fees		1,278,397		148,189		1,130,208
Exploration Expenses		Nil		13,380		(13,380)
Professional Fees		80,695		50,903		29,792
Net income (loss)		(1,444,895)		(411,973)		(1,032,922)

Our accumulated losses increased to $7,569,552 as at May 31, 2014. Our financial statements report a net loss of $1,444,895 for the nine months period ended May 31, 2014 compared to a net loss of $411,973 for the nine months period ended May 31, 2013. Overall our losses have increased substantially over the nine month period primarily due to the increased costs in investor relations, travel, advertising, professional fees, consulting fees, travel, and conferences. The increased costs are associated with the medical marijuana business sector. The Company has entered into various joint venture agreements, advisor and consulting agreements which has increased our costs. Other income increased to 240,812 for the three month period ended May 31, 2014 compared to an expense of $135,791 for May 31, 2013. The increase is from the issuance of Lexaria common shares to the Company with respect to the two definitive joint venture agreements that have been entered into.

As at May 31, 2014, we had $315,910 in current liabilities. Our net cash used in operating activities for the nine months ended May 31, 2014 was $823,570 compared to $70,516 used in the nine months ended May 31, 2013. The increase in cash used in operating activities was in increased expenses due to the entrance into the medical marijuana business operations with respect to various agreements the Company has signed and in the development of the business. Our accumulated losses increased to $7,569,552 as at May 31, 2014.

Our total liabilities as of May 31, 2014 were $315,910 as compared to total liabilities of $525,918 as of August 31, 2013. The decrease of the liabilities is due to paying down our accounts payable and the amounts due to related parties which is primarily for accrued consulting fees for the CEO and CFO of the Company. Additionally, the Company was able to pay back the short-term debt owed to the CEO.

Liquidity and Financial Condition

Working Capital

	At May 31,	At August 31,
	2014	2013
Current assets	$1,961,637	$54,469
Current liabilities	(315,910)	(525,918)
Working capital (deficiency)	$1,645,727	$(471,449)

Cash Flows

	Nine Months Ended
	May 31	May 31
	2014	2013

Cash flows (used in) operating activities	$(823,570)	$(70,516)
Cash flows (used in) investing activities	(964,996)	(40,000)
Cash flows (used in) financing activities	3,003,124	100,400
Net increase (decrease) in cash during period	$1,214,558	$(10,116)

Operating Activities

Net cash used in operating activities was $823,570 in the nine months ended May 31, 2014 compared with net cash used in operating activities of $70,516 in the same period in 2013. The increase in cash used mostly results from increased operating costs incurred in the current period from the medical marijuana business operations.

Investing Activities

Net cash used in investing activities was $964,996 in the nine months ended May 31, 2014, compared to net cash used in investing activities of $40,000 in the same period in 2013. The change in cash used in investing activities is attributable to the acquisitions made in the World of Marihuana Productions Ltd. and in Green Canvas Ltd.

Financing Activities

Net cash provided by financing activities was $3,003,124 in the nine months ended May 31, 2014 compared to $100,400 in the same period in 2013. Cash provided in 2014 was from private placement financings, warrant exercises and stock option exercise.

Revenue comparisons for the Quarter ended May 31, 2014 compared to the quarter ended May 31, 2013

For the nine-month period ended May 31, 2014, the Company had $Nil in revenues compared to $Nil in revenues for the same nine-month period in the prior year. The Company has generated $406,461 in revenues from inception on November 24, 2004 to May 31, 2014.

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

As of May 31, 2014, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits

Exhibit	Description
Number

(i) Articles of Incorporation; and (ii) Bylaws
	3.1*	Articles of Incorporation
	3.2*	Bylaws
	4.1*	Specimen ordinary share certificate
	10.1	Amended Consulting agreement dated June 18, 2014 with Jeff Paikin
	10.2	Amended Consulting agreement dated June 18, 2014 with Don Shaxon
	10.3	Amended Consulting agreement dated June 18, 2014 with Clark Kent
	10.4	Amended Consulting agreement dated June 18, 2014 with Greg Boone
	10.5	Amended Consulting agreement dated June 18, 2014 with Jason Springett
	31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
	31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
	32.1	Section 1350 Certifications
	32.2	Section 1350 Certifications

*Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB- 2 dated

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
10/07/2014

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
10/07/2014