Form 10-K
period 2014-08-31
Enertopia Corp.
filed 2014-12-01
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2014 was $12,916,899 based on a $0.23 closing price for the Common Stock on February 28, 2014. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

75,653,460 common shares as of November 15, 2014

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

As used in this annual report and unless otherwise indicated, the terms "we", "us", "our, the/our “Company”, and "Enertopia" mean Enertopia Corp.

General Overview

Enertopia Corp. was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004.

From inception until April 2008, we were primarily engaged in the acquisition and exploration of natural resource properties. Beginning in April 2008, we began our entry into the clean energy sector by purchasing an interest in a solar thermal design and installation company. In late summer 2013, we began our entry into medicinal marijuana business. During our 2014 fiscal year end our activities in the clean energy sector have been discontinued. Our activities in the natural resources sector have also been discontinued. The Company is pursuit of business opportunities in Medicinal Marijuana and Oil and Gas.

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia V6E 4A4. Our telephone number is (604) 602-1675. In addition, we have a second office located in Kelowna, British Columbia. Our current locations provide adequate office space for our purposes at this stage of our development.

On September 17, 2013 we entered into an AMI Participation Agreement with Downhole Energy LLC to participate in 100% gross interest and 75% net revenue interest for drilling, completion and production of up to 100 oil wells on certain oil and gas leases covering 2,924 in the historic field located in Forest and Venango counties, Pennsylvania. On execution of this agreement we issued 100,000 of our common shares to Downhole Energy LLC. The Company decided not to continue with the agreement and wrote off the asset.

On October 4, 2013 we entered into a consulting agreement with Olibri Acquisitions and issued 750,000 of our common shares to Olibri.

We entered into a Letter of Intent Agreement (“LOI”) on November 1, 2013 with 0786521 BC Ltd. (also known as World of Marijuana Productions Ltd.) (the “Vendor”) to acquire 51% of the issued and outstanding capital stock of the Vendor. The Vendor is the owner, operator of a Medical Marihuana operation located at 33420 Cardinal Street, Mission, British Columbia, Canada. The LOI was not comprehensive and subject to the negotiation of a definitive agreement. On the execution of the LOI, we issued 10,000,000 of our common shares to the Vendor. The LOI was superseded by our joint venture agreement with World of Marijuana Productions Ltd. dated January 16, 2014, described below.

On November 5, 2013 we granted 675,000 stock options to directors, officers, and consultant of our Company with an exercise price of $0.06 vested immediately, expiring November 5, 2018.

On November 18, 2013, we granted 25,000 stock options to consultant of our with an exercise price of $0.09 vested immediately, expiring November 18, 2018.

On November 18, 2013, we entered into an investor relations contract with Coal Harbour Communications Inc. The initial term of this agreement shall begin on the date of execution of this Agreement and continue for two months. Thereafter the agreement will continue on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services the Company will pay the Provider a one-time payment of two hundred thousand shares (200,000) of restricted common stock in Enertopia Corporation. The stock will be issued in the name of Dale Paruk for 100,000 shares and Neil Blake for 100,000 shares. In consideration of the services provided, the Company shall pay. We also agree to pay to Coal Harbour Communications a monthly fee of $5,000 payable on the 1st day of each monthly period starting 60 days from the signing of the agreement and $500 per month to cover expenses incurred on our Company’s behalf. Any expenses above $500 per month must be pre-approved.

On November 26, 2013, our Company closed the first tranche of a private placement of 2,720,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$136,000 ($136,000). Each warrant is exercisable into one further share at a price of US$0.10 per warrant share for a period of thirty six month following the close.

On November 29, 2013, our wholly-owned subsidiary, Target Energy, Inc was discontinued and dissolved.

On December 23, 2013, we closed the final tranche of a private placement of 2,528,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$126,400 ($126,400). Each warrant is exercisable into one further share at a price of $0.10 per warrant share for a period of thirty six months following closing. We also paid a cash finders’ fee of $10,140 and 202,800 broker warrants to Canaccord Genuity and Wolverton Securities that are exercisable into one common share at a price of $0.10 that expire on December 23, 2016.

On January 1, 2014, we entered into a Social Media/Web Marketing Agreement with Stuart Gray. The initial term of this agreement shall begin on the date of execution of this Agreement and continue for three months. In consideration for the services we will pay Stuart Gray a monthly fee of $5,000. As additional compensation we issued 200,000 stock options to Mr. Gray. The exercise price of the stock options is $0.075, with 100,000 stock options vested immediately, 50,000 stock options vested 30 days after the grant and 50,000 stock options vested 60 days after the grant, expiring January 1, 2019.

On January 13, 2014, we entered into a corporate development agreement with Don Shaxon for an intial term of twelve months. Thereafter the agreement continued on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services we paid to Mr. Shaxon a signing stock bonus of 250,000 of our common shares, a one-time cash bonus of $40,000, and a monthly fee of $3,500 plus $500 in monthly expenses. Upon execution of the Agreement we also granted 250,000 stock options. to Mr. Shaxon with an exercise price of $0.16, vesting immediately and expiring January 13, 2019.

On January 16, 2014 we entered into a Joint Venture Agreement with World of Marihuana Productions Ltd. (“WOM”) to acquire up to a 51% ownership interest in a joint venture between WOM and our company. WOM was to acquire a medical marihuana production licence from Health Canada to in order to establish a medical marihuana production facility to be located at 33420 Cardinal Street, Mission, British Columbia.. The Joint Venture Agreement superseded the Letter of Intent between our company and WOM dated November 1, 2013 (the "LOI"). Our company issued 16,000,000 common shares and paid a total of $375,000 to WOM to acquire a 31% interest in the joint venture. Subsequent to year end, on October 16, 2014 we entered into a termination and settlement agreement, dated effective October 14, 2014, with WOM and Mathew Chadwick (the “Settlement Agreement”), pursuant to which the parties have entered into mutual releases, Mr. Chadwick has resigned from our board of directors and as an officer of our company, and WOM has returned for cancellation 15,127,287 of our common shares that had been issued to it. Given the foregoing, all relationships between the parties, including but not limited to the joint venture, have been terminated.

On January 31, 2014, we accepted and received gross proceeds of CAD$40,500 (US$37,500), for the exercise of 350,000 stock options; 100,000 at $0.075 each, 150,000 stock options at $0.10 each, and 100,000 stock options at $0.15 each; into 350,000 common shares of our Company.

On January 31, 2014, we closed the first tranche of a private placement of 4,292,000 units at a price of US$0.10 per unit for gross proceeds of US$429,200. Each Unit consists of one share of our common stock and one half (1/2) of one non-transferable common share purchase warrant Each whole warrant is exercisable to purchase one common share at a price of US$0.15 per share for a period of twenty four (24) months following closing. A cash finders’ fee consisting of $29,616 and 296,160 full broker warrants that expire on January 31, 2016 with an exercise price of $0.15 was paid to Canaccord Genuity, Leede Financial and Wolverton Securities.

On February 5, 2014, Ryan Foster joined our Company as an advisor. We granted 50,000 stock options to Mr. Foster with an exercise price of $0.35 per common share expiring February 5, 2019. 25,000 of the stock options vested immediately and 25,000 vested on July 1, 2014.

On February 13, 2014, we closed the final tranche of a private placement by issuing 12,938,000 units at a price of US$0.10 per unit for gross proceeds of US$1,293,800. Each unit consists of one common share and one half (1/2) of one non-transferable share purchase warrant with each whole warrant exercisable into one common share at a price of US$0.15 per share for a period of twenty four (24) months following closing. One director and one officer of our Company participated in the final tranche for $30,000. A cash finders’ fee consisting of $98,784; 8,000 common shares in lieu of $800 and 995,840 full broker warrants that expire on February 13, 2016 with an exercise price of $0.15 was paid to Canaccord Genuity, Global Market Development LLC and Wolverton Securities.

On February 13, 2014, 50,000 stock options were exercised at a price of $0.06 by a Director and 50,000 stock options were exercised at a price of $0.075 by a Consultant for net proceeds to our Company of CAD$7,050 (US$6,750) into 100,000 common shares of the Company.

On February 13, 2014, 541,500 warrants from previous private placements were exercised into 541,500 common shares of our Company for net proceeds of $101,100.

On February 27, 2014, 585,000 warrants from previous private placements were exercised into 585,000 common shares of our Company for net proceeds of $115,000.

On February 27, 2014, we signed a $50,000 12 month marketing agreement with Agoracom payable in shares of our common stock. The first quarter payment of $12,500 was paid with the issuance of 54,347 common shares of our Company at a market price of $0.23 per share.

On February 28, 2014, we entered into a Joint Venture Agreement with The Green Canvas Ltd. ("GCL") pursuant to which we may acquire up to a 75% interest in the business of GCL, being the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana for medical purposes. We paid $100,000 to the GCL upon execution of the agreement. Subsequently, we issued to GCL an aggregate of 10,000,000 of our common shares at a price of $0.235 per share; and paid to GCL the aggregate sum of $500,000, to earn a 49% interest in GCL’s business. With the exception of $113,400 payable to Wolverton Securities, the full amount of the $500,000 is to be used by GCL to upgrade the its existing medical marihuana production facility to meet the standards introduced by the Marihuana for Medical Purposes Regulations (“MMPR”) administered by Health Canada.

On March 5, 2014, our Company and our CEO and Director, Robert McAllister, entered into a Joint Venture Agreement with Lexaria Corp. to jointly source and develop business opportunities in the medical marijuana industry. Pursuant to the terms of the agreement, Lexaria Corp. issued to our Company 1 million restricted common shares and issued 500,000 common shares to Mr. McAllister for his participation as a key representative for the joint venture. Additionally Lexaria agreed to issue to Mr. McAllister options to purchase 500,000 common shares of Lexaria in consideration for Mr. McAllister’s participation on the Lexaria Advisory Board.

On March 10, 2014, our Company’s Board appointed Mathew Chadwick as Senior Vice President of Marijuana Operations and our company entered into a Management Agreement with Mr. Chadwick for his services. The initial term of the agreement began on the date of execution of this agreement and continued for six months. Thereafter the agreement continued on a month-by-month basis until it was terminated on October 16, 2014 pursuant to a termination and settlement agreement, dated effective October 14, 2014, with World of Marijuana Productions Ltd. and Mr. Chadwick. We paid in total $125,000 to Mr. Chadwick pursuant to the Management Agreement. Mr. Chadwick resigned as a director and officer of our Company on October 16, 2014.

On March 11, 2014, Robert Chadwick and Clayton Newbury joined the Company as advisors and were paid a $1,000 honorarium each. Robert Chadwick was issued a one-time 100,000 common shares of our Company. On March 11, 2014, we granted 100,000 stock options to Robert Chadwick with an exercise price of $0.68 per share expiring March 11, 2019. 50,000 of the stock options vested immediately, and 50,000 vested on September 11, 2014. We also granted 100,000 options to Clayton Newbury on the same terms.

On March 11, 2014, as per the terms of the Joint Venture Agreement dated January 16, 2014 with World of Marihuana Productions Ltd. (“WOM”), our company made a payment of $200,000 and issued 1,000,000 at a price of $0.60 per share to 0984329 B.C. LTD. As a result our company acquired 31% of the Joint Venture business interest. We subsequently relinquished the 31% interest pursuant to the Termination and Settlement Agreement with WOM and Mathew Chadwick dated October 14, 2014. WOM returned for cancellation 15,127,287 previously issued shares of our common stock in consideration for our 31% interest.

On March 14, 2014, we signed a six month contract for $21,735 with The Money Channel to provide services for national television, internet and radio media campaign.

On March 14, 2014, 815,310 warrants from previous private placements were exercised into 815,310 common shares of our Company for net proceeds of $163,062.

On March 14, 2014, we accepted and received gross proceeds from a director of our Company of CAD$8,250 (US$7,500), for the exercise of 50,000 stock options at an exercise price of $0.15, into 50,000 common shares of our Company.

On March 17, 2014, 1,548,000 warrants from previous private placements were exercised into 1,548,000 common shares of our Company for net proceeds of US$289,475.

On March 25, 2014, we accepted and received gross proceeds of $67,750, for the exercise of 325,000 stock options at $0.06 to $0.25 each, into 325,000 common shares of our Company.

On March 25, 2014, 1,095,000 warrants from previous private placements were exercised into 1,095,000 common shares of our Company for net proceeds of US$114,250.

On March 26, 2014, our Board appointed Dr. Robert Melamede as an Advisor to the Board of Directors. We paid to Dr. Melamede, an honorarium of $2,500 for the first year of participation on our Advisory Board and issued 250,000 shares of our common stock. On March 26, 2014 we granted to Dr. Melamede 500,000 stock options with an exercise price of $0.70 and expiring March 26, 2019., 250,000 of the stock options vested immediately and the remaining 250,000 stock options vested on September 26, 2014,

On April 1, 2014, we entered into a one year consulting agreement with Kristian Dagsaan to provide controller services for CAD$3,000 (plus goods and services tax) per month. We also granted 100,000 fully vested stock options with an exercise price of $0.86, expiring April 1, 2019. The agreement was cancelled on August 31, 2014.

On April 1, 2014, we entered into a 90 day investor relations contract for CAD $9,000 with Ken Faulkner. We also granted 100,000 fully vested stock options to Mr. Faulkner with an exercise price of $0.86, expiring April 1, 2019.

On April 3, 2014, we entered into another 3 month Social Media/Web Marketing Agreement with Stuart Gray. In consideration for the services the Company we agreed to pay Mr. Gray a monthly fee of $5,000. Upon execution of the Agreement, we issued 100,000 stock options to Mr. Gray with an exercise price of $0.72, expiring on April 3, 2019. The agreement was terminated on July 31, 2014.

On April 3, 2014, 1,293,500 warrants from previous private placements were exercised into 1,293,500 common shares of our Company for net proceeds of US$177,950.

On April 3, 2014, we accepted and received gross proceeds from past consultant of our Company of US$1,500 for the exercise of 25,000 stock options at an exercise price of $0.06, into 25,000 common shares of our Company.

On April 8, 2014, we granted 50,000 fully vested stock options to a consultant of our Company, Taven White. The stock options are exercisable at $0.50 per share and expire on April 8, 2019.

On April 10, 2014, a Letter of Intent ("LOI") was signed by Enertopia Corporation, or its wholly-owned subsidiary ("Enertopia") and Lexaria Corp., or its wholly-owned subsidiary ("Lexaria") (collectively, the "Parties") with regard to the ownership by Enertopia of a 51% interest in the business, and the ownership by Lexaria of a 49% interest in the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes under the MMPR (the "Business") Acquisition Structure. Whereby, Lexaria issued 500,000 common shares to Enertopia. In accordance with the terms of a formal and definitive Agreement to be entered into between Enertopia and Lexaria (the "Definitive Agreement"), Enertopia shall own 51% ownership interest in the Business (the "Enertopia Ownership") and Lexaria shall own 49% ownership interest in the Business (the “Lexaria Ownership”). Within 10 days, Enertopia shall contribute $45,000 and Lexaria shall contribute $55,000 to the Business. Upon the execution of this LOI, Enertopia and Lexaria shall structure a joint venture for legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes under the MMPR. At such time the Parties will be deemed to have formed a joint venture for the operation, management and further development of the Business (the "Joint Venture"). Lexaria will pay 55% of all costs to earn its 49% net Ownership Interest and Enertopia will pay 45% of all costs to earn its 51% Ownership Interest. A total of 500,000 Definitive Agreement Shares shall be issued to Enertopia, held in escrow (the "Escrow Shares") by Lexaria's solicitors until such date as the License (as hereinafter defined) has been obtained by Enertopia (the "Effective Date"). Upon occurrence of the Effective Date, the Escrow Shares will be released from escrow. In the event the Effective Date does not occur within 12 months of the date of the Definitive Agreement (the "Execution Date"), the Definitive Agreement Shares shall be cancelled and returned to treasury.

On April 10, 2014 a letter of intent, was executed on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”). The Company issued the 38,297 common shares at a deemed price of $0.47 per the terms of the Letter of Intent to lease space in Ontario. On August 1, 2014 the Company signed an extension to the Letter of intent executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014, as per the terms of the extension, 118,416 common shares of the Company were issued at a deemed price of $0.19 per share.

On April 14, 2014, the Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the letter, Mr. Paikin can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Paikin can be eligible to receive up to a total of 1,350,000 common shares of the Company. Based on the milestones listed in the amended contract, the Company issued Mr. Paikin 135,000 common shares at a deemed price of $0.14 on July 14, 2014.

On April 17, 2014, our Company accepted and received gross proceeds from a director of CAD$8,475 (US$7,500), for the exercise of 50,000 stock options at $0.15 into 50,000 common shares of our Company.

On April 17, 2014, 651,045 warrants from previous private placements were exercised into 651,045 common shares of our Company for net proceeds of $110,209.

On April 24, 2014 our Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. We issued 90,000 common shares to the consultant at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Kent can be eligible to receive up to a total of 472,500 common shares of our Company. On June 18, 2014, the consulting agreement was amended so that Mr. Kent can be eligible to receive up to a total of 1,350,000 common shares of our Company. Based on achievement of the milestones listed in the amended contract, we issued to Mr. Kent 135,000 common shares at a deemed price of $0.14 on July 14, 2014.

On April 24, 2014 we entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract we issued to Mr. Shaxon 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Shaxon can be eligible to receive up to a total of 472,500 common shares of our Company. We amended the consulting agreement on June 18, 2014, following which Mr. Shaxon became eligible to receive up to a total of 1,350,000 common shares of our Company. Based on achievement of the milestones listed in the amended contract, we issued to Mr. Shaxon 135,000 common shares at a deemed price of $0.14 on July 14, 2014.

On April 24, 2014 we entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, for the services of Greg Boone as Human Resources Manager. Upon signing of the contract we issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Boone or his company can be eligible to receive up to a total of 472,500 common shares of our Company. We amended the agreement on June 18, 2014, further to which Mr. Boone became eligible to receive up to a total of 1,350,000 common shares of our Company. Based on achievement of the milestones listed in the amended contract, the Company issued Mr. Boone 135,000 common shares at a deemed price of $0.14 on July 14, 2014.

On April 24, 2014 we entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract we issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Springett was eligible to receive up to a total of 472,500 common shares of the Company. We amended the agreement on June 18, 2014 further to which Mr. Springett became eligible to receive up to a total of 1,350,000 common shares of our Company. Based on achievement of the milestones listed in the amended contract, we issued Mr. Springett 135,000 common shares at a deemed price of $0.14 on July 14, 2014.

On April 24, 2014 we entered into a one year consulting contract with 2342878 Ontario Inc. for the services of Chris Hornung as Assistant Operations Manager. Upon signing of the contract we issued 90,000 common shares to the consultant at a deemed price of $0.34. Subject to achievement of the milestones listed in the contract, Mr. Hornung or his company were eligible to receive up to a total of 472,500 common shares of our Company. Mr. Hornung resigned on July 14, 2014 prior to the accrual of additional compensation. The 90,000 common shares of the Company that were issued have been returned back to treasury on September 24, 2014.

On April 30, 2014, 200,000 warrants from previous private placements were exercised into 200,000 common shares of our Company for net proceeds of $40,000.

On May 3, 2014 we entered into a one year consulting contract with Bmullan and Associates wholly owned company by Brian Mullan as Security Consultant. Upon signing of the contract we issued to the consultant 45,000 common shares at a deemed price of $0.28. Subject to achievement of the milestones listed in the contract, Mr. Mullan or his company are be eligible to receive up to a total of 225,000 common shares of our Company. Subsequently, we issued an additional 45,000 common shares to the consultant at a deemed price of $0.14 on July 14, 2014.

On May 28, 2014, our company and Lexaria entered into a definitive agreement to develop a joint business for the production, manufacture, propagation, import/export, testing, research and development of marijuana in the Province of Ontario under the MMPR, Pursuant to the Agreement, ownership, revenues, and liability related to the Joint Venture is 51% to Enertopia and 49% to Lexaria. Expenses incurred by the joint venture shall be allocated 45% to Enertopia and 55% to Lexaria. Enertopia shall be responsible for management of the joint venture for as long as it maintains majority ownership. To date, Lexaria and Enertopia have contributed $55,000 and $45,000 to the joint venture, respectively. The joint venture has identified a production location in Burlington, Ontario and received municipal approval for the site in July, 2014. We intend to engage an architect to design the production facility upon acceptance of our application. Construction is anticipated to cost approximately $3,000,000; Enertopia will be responsible for $1,350,000 of this cost. The joint venture is unable to estimate at this time when a production license might be granted by Health Canada, however it is seeking assurances from Health Canada prior to commencement of construction.

On May 29, 2014, we accepted and received gross proceeds of $20,000 for the exercise of 200,000 warrants at $0.10 each into 200,000 common shares of our Company.

On June 2, 2014, we signed a 30 day contract for $10,000 with TDM Financial to provide services for original video production, original coverage, network placement of video and article, article and video syndication, email distribution, and reporting.

On June 9. 2014, Pursuant to our 12 month marketing agreement with Agoracom dated February 27, 2014, we made a second quarter payment to Agoracom of $12,500 plus GST paid by the issuance of 72,917 common shares of the Company at a market price of $0.18 per share.

On July 1, 2014, we entered into a one year services agreement with TDM Financial for $120,000 payable in common shares of our Company. TDM Financial will provide marketing solutions and strategies to our Company. Upon the signing of the contract with TDM Financial, we issued 750,000 common stock of our Company at a deemed price of $0.16.

On July 23, 2014, 252,000 warrants from previous private placements were exercised into 252,000 common shares of our Company for net proceeds of $25,200.

On August 1, 2014 we entered into a three month Investor Relations and Marketing Agreement with Neil Blake with a monthly fee of CAD$2,500.

Subsequent to year end, on September 16, 2014, the Green Canvas Joint Venture has made an application to Health Canada and is in its preliminary application screening process.

Subsequent to year end, on September 17, 2014, the Company had announced that the Burlington, Ontario Joint Venture with Lexaria Corp. has its application is in Health Canada’s preliminary application screening process. Subsequent to year end, on September 18, 2014, we entered into a contract with our joint venture partner Lexaria Corp., and Maureen McGrath pursuant to which Ms. McGrath will lead the National Medical Marihuana Awareness and Outreach Strategy, a public awareness program jointly administered by Lexaria and our company.

Subsequent to year end, on September 18, 2014 we announced that we had provided notice to our joint venture partner World of Marihuana Productions Inc. (“WOM”) alleging default by WOM under the terms of our joint venture agreement for among other things, WOM’s failure to provide financial information in regards to the funding, expenses and operation of the Joint Venture..

Subsequent to year end, on October 16, 2014 we entered into a termination and settlement agreement, dated effective October 14, 2014, with WOM and Mathew Chadwick pursuant to which the parties have entered into mutual releases, Mr. Chadwick has resigned from our board of directors and as an officer of our company, and WOM has returned for cancellation 15,127,287 of our common shares issued to it pursuant to our joint venture agreement. Given the foregoing, all relationships and agreement between our Company, WOM, and Mr. Chadwick have been terminated.

Subsequent to year end, on November 3, 2014, the Company granted 2,100,000 stock options to directors, officers and consultants of the Company, vesting immediately with an exercise price of $0.10, expiring November 3, 2019.

Subsequent to year end, on November 18, 2014, the Company granted 100,000 stock options to a consultant of the Company, vesting immediately with an exercise price of $0,10, expiring November 18, 2019.

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

On May 30, 2013, the Company terminated its Option Agreement with Altar Resources with respect to the Mildred Peak property.

On June 26, 2013, the Company terminated its Option Agreement with Wildhorse Copper Inc. with respect to the Copper Hills property.

Our Current Business

We are a development stage company seeking to enter the field of medical marihuana production. Specifically, we are seeking to produce, cultivate and distribute medical marihuana in Canada under the new Federal Government of Canada’s MMPR Program. Prior to our adoption of the medical marihuana business plan, we were engaged in the field of oil & gas exploration and retain nominal oil & gas activities described below.

Equity Investment in Pro Eco Energy, Inc.

On April 21, 2008, we announced that we had made an 8.25% equity investment into Pro Eco Energy USA Ltd., a clean tech energy company involved in designing, developing and installing solar energy solutions for commercial and residential customers. We also welcomed the President of Pro Eco Energy, Mr. Roger Huber, as the first member of our Clean Tech Advisory board. Mr. Huber has a long career in optimizing energy solutions and his knowledge and wide industry contacts are expected to help us develop our alternative energy solutions. Pro Eco Energy USA Ltd. owns 100% of the shares of a wholly-owned subsidiary company in Canada called Pro Eco Energy Ltd. (together, “Pro Eco”). The Chairman of our company is a director and shareholder of Pro Eco Energy USA Ltd. During fiscal year 2014, the Company sold its 8.25% ownership in Pro Eco Energy for $40,000 to Western Standard Energy Corp.

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

Oil & Gas LOI with Downhole Energy LLC

On September 17, 2013 we announced that we had entered into an AMI participation Agreement with Downhole Energy LLC, to drill up to 100 shallow oil wells over a four year period. Our company issued 100,000 shares on signing this agreement. Our company has the opportunity to pay 100% of the gross expenses per well to earn 75% net profits per well drilled and completed. Our company has been unable to fund the drilling of any oil wells to date. During the year ended August 31, 2014, our company decided not to continue with agreement and wrote off the assets to $1.

Our Planned Medical Marihuana Production Operations

On June 7, 2013 the Government of Canada implemented new legislation, the Marihuana for Medical Purposes Regulations (MMPR), concerning the production and sale of medical marijuana. The MMPR permit the licensing of commercial growers beginning April 1, 2014, while eliminating existing regulations permitting the production of medical marihuana on a personal-use basis. The revised regulations create conditions for a commercial industry in Canada that is responsible for medical marijuana production and distribution, by eliminating small-scale, personal-use production. Commercial growers are now able to submit applications to Health Canada for the production of medical marijuana and, if licensed, supply patients who qualify for the product at a price that would be established by market forces and at the discretion of producers.

In light of the MMPR, our company, together with our joint venture partners, is seeking to finance and build two licensed medical marihuana production facilities in Canada, and to grow, cultivate and distribute medical marihuana in Canada under the MMPR. In that regard we are engaged in two separate joint ventures, each with a different partner, Lexaria Corp. and The Green Canvas Ltd. Each of our joint ventures is seeking to obtain a production license under the MMPR, to build a production facility, and to cultivate and distribute medical marihuana.

Regulation of Medical Marihuana Production Applicable to our Planned Production Facilities

On July 30, 2001, the Government of Canada implemented the Marihuana Medical Access Regulations (MMAR) pursuant to subsection 55(1) of the Controlled Drugs and Substances Act, which defines the circumstances and the manner in which marijuana can be used in Canada for medical purposes. The MMAR and regulations thereunder granted access to marijuana for Canadians suffering from symptoms (pain, muscle spasms, nausea, and weight loss) related to multiple sclerosis, cancer, HIV, spinal cord injury, epilepsy, arthritis or other debilitating symptoms as determined by a medical doctor. The MMAR was administered by Health Canada, the federal agency responsible for national public health. Under the MMAR, licensed patients were permitted to grow their own marijuana or to designate someone grow it for them. Growers under the MMAR were not regulated by Health Canada beyond the allocation of a personal-use production license.

On June 7, 2013 the Canadian regulations concerning the production and sale of medical marijuana were amended with the introduction of the MMPR which permit the licensing of commercial growers beginning April 1, 2014, while eliminating provisions for its production on a personal-use basis. Applications for personal-use production ceased to be processed by Health Canada as of October 1, 2013 and, individuals authorized to possess medical marihuana under the MMAR were directed to transition to the new licensed producer regime. This transition by existing MMAR licensees is subject to several legal appeals, discussed below.

The revised regulations create conditions for a commercial industry that is responsible for medical marijuana production and distribution, by eliminating small-scale, personal-use production. Commercial growers are now able to submit applications to Health Canada for the production of medical marijuana and, if licensed, supply patients who qualify for the product at a price that would be established by market forces and at the discretion of producers.

Currently, the MMPR only permits the sale of dried marihuana; the production of concentrated or edible forms (oils, resins, teas or infusions) is not permitted. On March 21, 2014, the Court of Appeal of the Province of British Columbia ruled in the case of R v. Owen Edward Smith that the MMPR`s restriction on the production of edible marihuana products for medicinal purposes is unconstitutional. The court has given Health Canada 12 months to appeal or rewrite the current MMPR system to allow for other forms of marihuana consumption other than dried marihuana.

Other relevant requirements for applicants and licensed producers under the MMPR include the following:

  production facilities may only be located indoors(greenhouses are also acceptable);
  production facilities must meet specified advanced security requirements to prevent and detect unauthorized access;
  producers may not operate storefronts;
  producers may not wholesale products except to other licensed producers; they must sell directly to authorized consumers or, if requested, to their physicians;
  producers are required to notify their local government, local police force and local fire officials of their intention to apply to Health Canada, so that local authorities are aware of their proposed location and activities. Producers are also required to communicate with local authorities whenever there is a change in the status of their license;
  producers must comply with all federal, provincial/territorial and municipal laws and by-laws, including municipal zoning by-laws;
  there are no applicable federal fees payable in respect of the application or maintenance of the license to produce marihuana under the MMPR;
  producer must have an employee designated as a quality assurance person who is responsible for assuring the quality of the dried marihuana, before it is made available for sale. This employee must have the training, experience and technical knowledge related to the proposed licensed activities and the requirements of the MMPR; and
  applicants must submit a detailed description of their proposed record keeping methods. This must include a description of the process that will be used for recording transactions relating to licensed activities, including maintaining appropriate records of transactions and dealings with both suppliers and clients.

Other aspects of the MMPR relevant to our business include the following:

  The MMPR do not contain any limitations on the conditions for which a health care practitioner can support the use of marijuana for medical purposes;
  The MMPR does not impose a limit on the number of production licenses;
  There are no restrictions under the new MMPR on the daily amount of marihuana that may be prescribed, there is an individual possession cap of the lesser of 150 grams or 30 times the daily amount. For example, if an individual has a daily amount of 2 grams per day, their possession cap would be 60 grams.

Our Planned Production Facilities

Each of our joint venture production facilities is planned as a state of the art indoor growing operation designed to meet or exceed the standards for safety and security provided for in the MMPR. Each of our planned facilities will be equipped for indoor, in-soil and/or hydroponic marihuana cultivation of preparation in accordance with the specifications of the MMPR and will accommodate each step required in the production of medical marihuana. Facilities will include:

  temperature and humidity control systems;
  automated irrigation systems;
  automated grow lighting;
  ventilation and air quality control systems;
  drying and curing room;
  product testing laboratory facilities;
  packaging room;
  storage vault;
  information technology and security control room; and

  administrative offices.

Production Facility Staffing Requirements

We anticipate that each of our planned facilities will require personnel acting in the following capacities:

  marihuana cultivation expert to oversee production activities;
  production assistants to provide support in all aspects of the cultivation and processing;
  information technology specialist to manage electronic records, inventory and sales;
  designated quality assurance specialist to monitor production standards and conduct routine product testing;
  financial controller/accountant;
  sales representative ; and
  operations manager/executive to oversee the entirety of the joint venture operations.

We intend to fulfill our staffing requirements through the engagement of both full and part-time employees and consultants.

Marihuana Cultivation at our Planned Production Facilities

We intend to cultivate our medical marihuana using state of the art organic indoor growing techniques which will be customized to optimize the quality, yield and desired potency of medicinal marihuana produced. On average, the indoor production cycle of marihuana from planting to harvest is 3 to 5 months in duration. However, the use of certain varietals and growing techniques can shorten the production cycle to as little as 6 weeks or lengthen it to as long as 8 months. An initial harvest grown from seed stock (rather than from planting a clone/trimming) will typically require an additional three to four months growing time. Each of our planned facilities will grow several varietals requiring varying production times. Each of our planned facilities will follow the following cultivation procedures:

  Varietal Selection: marihuana varietals are selected based on a variety of considerations, including patient demand, consumer availability, yield, growth time, and cannabidiol and tetrahydrocannabinol content ( see paragraph below entitled “The Use of Marihuana for Medical Purposes”);
  Seed Procurement: seeds are obtained from a range of Canadian and international suppliers approved by Health Canada;
  Germination: seeds are germinated in peat, soil, or water until sprouted (approximately 1 week)
  Planting: plants for production are grown from sprouted seeds or from clippings taken from a “mother” plant;
  Seedling Maturation: seedlings are matured under fluorescent lighting until they develop roots and cotyledons (seed leaves) and develop identifiable sex characteristics. Male plants are separated for breeding and female plants cultivated for consumption. (4 to 6 weeks).
  Vegetative Phase: Most varietals enter a vegetative phase upon developing identifiable sex characteristics. The vegetative phase is characterized by the downward expansion of root systems, leaf and stem growth. Certain varietals (auto-flowering hybrids) omit the vegetative stage and pass directly from seedling to pre- flowering. The length of the vegetative stage varies widely between varietals and depends significantly on the growing techniques selected. The duration of the vegetative phases is manipulated to obtain the desired results in terms of plant size and flowering time. (1 month to 3 months ).
  Pre-Flowering: Following the vegetative stage, plants enter a pre-flowering phase during which plant development increases dramatically and the structure for flowering develops (approximately 2 weeks).
  Flowering: Following pre-flowering, plants enter a flowering phases during which the smoke-able bud/flowers develop. The flowering phase varies from about 6 to 22 weeks.
  Harvesting: When flowers(buds) achieve the desired size and maturity they are harvested and dried on metal racks.
  Quality Control: Dried buds are weighed and tested for contaminants, mold, potency and chemical composition.

  Storage: Unsatisfactory product is quarantined and destroyed, which product meeting the required specification is vacuum sealed and labelled.

We anticipate that the initial harvest from each of our planned facilities will occur within 6 to 8 months from completion of facility construction.

Sales and Distribution by our Planned Production Facilities

Patient Eligibility and Registration

The sales and distribution procedures of each of our planned facilities will follow the procedures required by the MMPR for the purchase and sale of medical marihuana in Canada. Patients seeking to obtain medical marihuana must consult with and obtain a detailed prescription (medical document) from a health care practitioner with prescribing authority, usually a physician. Medical documents must contain identification information of the patient and physician, the period of use (no more than 1 year without re-evaluation) and the prescribed daily dose/quantity.

Patients with the requisite medical document may then register with the licensed producer of their choice. A list of licensed producers is maintained and published by Health Canada. Patients seeking to register with any of our planned production facilities will complete and submit by mail a registration form available on that facility’s website, together with copies of medical documents and identification documents.

Ordering and Order Fulfillment

Once registered with one of our planned facilities, patients will be able to order prescribed quantities from that facility. Orders will be accepted by telephone. Upon receipt of an order, the prescribed marihuana will be weighed, packaged in pharmaceutical grade, child proof containers, and labeled with designation of origin, producer name, weight, active ingredient percentage, and warning labels.

We will ship orders by courier only. The MMPR does not allow for storefront or retail distribution centers.

Production License Application Process Applicable to Our Joint Ventures:

Prior to engaging in the production of medical marihuana, each of our joint ventures must successfully complete the licensing application process administered by Health Canada. The Health Canada process for becoming a licensed producer involves a multi-stage application and review including the following stages:

Step 1: Preliminary Screening
Step 2: Enhanced Screening
Step 3: Security Clearance
Step 4: Review
Step 5: Ready to build letter (if required by applicant)
Step 6: Pre-license inspection
Step 7: Licensing

To date, Health Canada has not provided estimated or guaranteed process times for any application stage. According to Health Canada, as at August. 25, 2014, it had received 1,009 formal production license applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 14 productions licenses have been granted to 13 different producers with only 2 licenses granted during the summer of 2014. Due to the slow progress, uncertain timing, and apparent backlog of production license application reviews by Health Canada, we are currently unable to determine with any accuracy when any of our applications under review will be processed.

Current Litigation Affecting MMPR Regulatory Regime

Allard Case

On March 21, 2014, an injunction was granted by the Federal Court of Canada to four appellants, including Neil Allard, who are appealing the regulations which came in to effect on April 1, 2014. The injunction provides that Authorizations to Possess [ATPs] medical marihuana granted under the MMAR that were valid on March 21, 2014 and associated Personal Use Production Licenses and Designated Production Licenses valid on September 30, 2013 remain valid under the terms of those authorizations, with the exception that the amount of marihuana that can be possessed under the ATP is now limited to 150 grams. The impact of the order is that approximately 37,500 licensees under the MMAR will be permitted to continue production and consumption of marihuana under the MMAR. The court order has no effect on the implementation of the MMPR going forward and no new licenses will be granted under the MMAR. On March 31, 2014, the Federal Government announced its intention to appeal the March 21, 2014 order.

Owen Smith Case

On August 14, 2014, the British Columbia Court of Appeal ruled the Government of Canada’s restriction on edible marijuana products is unconstitutional, Currently, the MMPR permits only dried marijuana to be produced and sold for medicinal use,. Owen Smith, who challenged the law, argued some patients want to consume their marijuana medicine in butters, brownies, cookies and teas etc. Smith claimed the right to administer the drug in other forms is fundamental, but that was denied by federal regulations. In a two-to-one decision, the court ruled the law does infringe on the constitutional rights of those who require other forms of cannabis to treat illnesses.

In its ruling, the Court of Appeal suspended the effect of its judgement for one year in order to allow the Parliament of Canada time to amend the regulations. The Government of Canada had appealed the decision from Supreme Court of British Columbia where the trial judge ordered the word “dried,” and the definition of “dried marijuana” to be deleted from the MMPR.

On October 1, 2014 the Federal Government filed a notice to appeal the decision to the Supreme Court of Canada to determine whether medical marijuana patients have a constitutional right to edible medical marijuana products, such as cannabis oils, butters, teas and lotions. No date has been set for the hearing.

Market for Medical Marihuana in Canada

It is estimated by Health Canada that the overall market for medical marihuana in Canada under the new MMPR will be approximately $1.3 billion per year by 2024 (source: Health Canada/Canadian Broadcasting Corporation). As at May, 2014, there were 37,400 medical marihuana users recognized by Health Canada and Health Canada projects that the number of licensed users will increase to over 450,000 by 2024. Health Canada formerly sold medical marijuana, produced on contract by Prairie Plant Systems (formerly the only licensed producer in Canada), for $5 a gram. It is estimated that the price per gram under the new licensing system will average $7.60 per gram as producers set prices without interference from government (source Health Canada/Canadian Broadcasting Corporation).

Despite these estimates MMJ market is relatively new and largely unproven. The adoption rate of commercial MMJ by qualified patients is difficult to determine but a portion (approximately 13%) of the qualified patient population is already conditioned to purchasing government contracted producers under the old system (source: Health Canada). Furthermore, we anticipate that the convenience of a wide selection of MMJ strains delivered directly to patients in a discrete and concealed package will be attractive. Healthcare practitioners are key stakeholders as they will be signing and providing the medical documentation needed for patients to register with commercial producers. Regulations under the MMPR are not significantly different for healthcare practitioners already familiar with the process under the former MMAR. Licensed producers are held responsible for quality of the product provided as the MMPR outlines strict rules for quality assessment and control, cleanliness, manufacturing, and pesticide use. Security and diversion to the black market remain a concern but MMPR outlines strict rules for segregation of duties and security clearances, background checks for employees and officers, tracking of product in and out of the premises, and camera surveillance.

The Use of Marihuana for Medical Purposes (source Cantech Letter: Canada’s Medical Marijuana Industry: A Top Down Look)

The marihuana or cannabis plant, aka cannabis sativa, contains more than 80 cannabinoids, a group of chemical compounds which includes delta9-tetrahydrocannabinol (THC) and cannabidiol (CBD). Research has shown that THC and CBD influence different regions of the central nervous system and have different effects on cannabis users [Borgwardt, Biol Psychiatry, 2008]. Most of the psychoactive effects associated with the use of cannabis are caused by THC, whereas CBD has been shown to have anti-anxiety, anti-nausea, anti-inflammatory, and anti-psychotic effects [Bergamaschi, Curr Drug Saf., 2011; Niesink, Front Psychiatry, 2013]. Cannabis smoking often leads to adverse effects such as increases and fluctuations in heart rate and blood pressure, euphoria, anxiety, and impairment of cognition and memory. Cannabis also contains a similar array of detrimental and carcinogenic compounds compared to cigarette smoke, some of which are present even at higher concentrations [Leung, J Am Board Fam Med, 2011].

MMJ is used and has been tested in a variety of indications. In the last ten years, there have been estimated 300 individually registered trials used cannabis, THC, or CBD as the intervention. Excluding addiction, the indication that accounted for the majority (42%) of trials, MMJ has been tested in a wide range of indications to help patients cope with pain not only from the disease itself, but also for relief from strong and sometimes toxic medication, such as chemotherapy. Neurological disorders, mental health, muscle and back problems, and inflammation (such as gastrointestinal disorders) are common indications under study.

Quality Control and Technical Specification for Medical Marihuana Applicable to Our Joint Ventures

To date, dried marihuana has not been authorized as a therapeutic product in Canada or in any other country. In addition, no international standards currently exist specifically for the quality of dried marihuana. Dried marihuana produced by a licensed producer (LP), while exempt from the application of the Food and Drug Regulations via the Marihuana Exemption (Food and Drugs Act) Regulations (other than in the context of marihuana to be used in a clinical trial), is subject to provisions in the Food and Drugs Act (Canada) (FDA). The FDA provisions include a general prohibition (paragraph 8(a) and (b)) against the sale of a drug that was “manufactured, prepared, preserved, packaged or stored under unsanitary conditions; or is adulterated”. Similar requirements are provided in Division 4 of the MMPR, which includes Good Production Practice(s) (GPP) requirements relating to storage of dried marihuana, storage premises, equipment, the sanitation program, standard operating procedures, recall of product, and quality assurance personnel. Division 5 of the MMPR provides packaging, labeling and shipping guidelines, which prescribe the same product identification and safety requirements as those for other pharmaceuticals (designation of origin, producer, weight, active ingredient percentage, childproof packaging, warning labels, etc.) Additionally, the MMPR provide compliance and enforcement measures, allowing for refusal, suspension or revocation of a producer’s license on the basis of risks to public health, safety or security.

In June 2013, Health Canada published the guidance document entitled “Technical Specifications For Testing Dried Marihuana for Medical Purposes” which outlines the procedures and good production practices required under the MMPR for achieving the requisite purity and qualify of finished dried marihuana product. As specified in the MMPR, each batch or lot of dried marihuana must be approved for release by the LP’s Quality Assurance person, who must have the training, experience and technical knowledge relating to the activity conducted and the requirements of Division 4 of the MMPR. This means that the Quality Assurance person must have the ability to evaluate the operations of the LP to ensure compliance with Division 4, and the technical knowledge to be able to assess analytical testing results in order to be able to make the determination of whether the dried marihuana is suitable for sale. The Quality Assurance person is also responsible for investigating quality-related complaints and taking corrective and preventive actions, if necessary. Visual inspection should confirm the absence of pests or extraneous substances. There is no requirement to mill or irradiate the dried marihuana, although LPs may choose to do so.

Marketing and Advertising Restrictions Applicable to Our Joint Ventures

Like traditional prescription-only drugs, the marketing and advertising of medical marihuana directly to consumers is prohibited in Canada, subject to certain limited exemptions for activities which are not primarily intended to promote the sale of a drug. Such exemptions include the dissemination of general corporate information, as well as non-promotional information regarding the existence and nature of pharmaceutical products, without reference to potential indications or therapeutic benefits. Drug manufacturers are also permitted to market products directly to health care providers through the provision of drug samples, sponsorship of continuing medical education, and the dissemination of information through sales representatives. More recently, in June, 2014 it was reported that Health Canada disseminated a memorandum to licensed producers providing additional guidelines and cautioning producers against certain promotional activities. These guidelines have not been made public. In light of the evolving guidelines regarding advertising of our planned products, we intend to restrict our product related advertising to health care professionals. We anticipate that any advertising to the general public will be limited to general corporate information.

Client Registration, Ordering and Distribution Restrictions Applicable to Our Joint Ventures:

Client’s seeking to purchase medical marihuana under the MMPR must be ordinarily resident in Canada, and must submit a detailed application (including relevant identification and contact information and original medical prescription documents meeting the requirements of the MMPR) to become a client of a licensed producer. Similarly, health practitioners are authorized under the MMPR to act as intermediaries between producer and clients for the purposes of filling prescriptions and may therefore purchase product from licensed producers.

Current Status of our Medical Marihuana Business

Following the announcement of the MMPR in June, 2013, our management began identifying and evaluating opportunities for entry into the medical marihuana industry in Canada. We do not currently intend to engage in marihuana related activities in the United States.

Termination of World of Marihuana Joint Venture

On January 16, 2014 we announced that we had entered into a Joint Venture Agreement with the World of Marihuana Productions Ltd. (WOM) to grow, cultivate and sell medical marihuana under the MMPR program. As at March 11, 2014 our Company had earned a 31% interest in the World of Marihuana Joint Venture by paying and advancing $375,000 and issuing 16,000,000 million shares. Pursuant to the terms of the Joint Venture Agreement, our company could purchase up to a 51% interest in the joint venture in consideration of an additional 4,000,000 . shares and $1,000,000 in the aggregate.

The license application for the WOM joint venture was submitted in October 2013 although no license has been awarded to date. On September 18, 2014 we announced that we have provided notice to WOM alleging default under the terms of the joint venture agreement for, among other things, their failure to provide financial information in regards to the funding, expenses and operation of the joint venture. Subsequently, on October 16, 2014, we entered into a Termination and Settlement Agreement dated effective October 14, 2014 with WOM and Mathew Chadwick pursuant to which we terminated our joint venture relationship with WOM and relinquished our 31% interest in the joint venture in consideration of the return to our Company for cancellation of 15,127,287 shares of our common stock previously issued to WOM. As a condition of the settlement, Mr. Chadwick agreed to the immediate termination of his management agreement with our Company and acknowledged that no further funds are payable to him pursuant to the agreement. Mr. Chadwick concurrently resigned as our director and Senior Vice President of Marihuana Operations.

The Green Canvas Joint Venture

On February 28, 2014, we announced that we had entered into a Joint Venture Agreement with GCL to grow, cultivate and sell medical marihuana under the Canadian Federal Government MMPR program. As at February 28, 2014, our company has earned 49% in the Green Canvas Joint Venture by paying $500,000 and issuing 10,000,000 million shares (includes 1,800,000 common shares to a broker) with 6,400,000 shares in escrow pending the granting of a Health Canada license within 12 months of signing the JV agreement.

Our company has made all required cash and share payments necessary for the first year of the joint venture signed with GCL. The GCL joint venture project is currently in the pre-construction phase and the project location is not determined. If the construction cost exceed the funds already advanced by the company each party is required to pay its pro rata share (currently 49% for our company and 51% for GCL).

If the Heath Canada production license is not received by the first anniversary date of the agreement our company would have no further obligations under the joint venture. If a production license is granted by Health Canada then our company would be responsible to make payments under the joint Venture agreement as follows:

•

on or before the first anniversary of the agreement, we must pay the sum of $250,000 and issue 3,000,000 common shares in return for which we will be granted and vested with an additional 2% ownership interest in the joint venture;

•

on or before the second anniversary of the agreement, we pay the sum of $150,000 to GCL and issue 3,000,000 common shares to GCL, in return for which Enertopia will be granted and vested with an additional 9% ownership Interest ownership interest in the joint venture.

•

Upon earning a 60% ownership interest on or before the second anniversary of the agreement in we shall have the option to acquire an additional 15% ownership interest through the issuance of an additional 3,000,000 common shares to GCL on or before the third anniversary of the agreement.

In the event that the joint venture does not obtain a license from Health Canada by February 28, 2015:

•

GCL shall return all common shares issued to it by Enertopia pursuant to the agreement, other than 3,600,000 common shares issued for the benefit of third parties which GCL shall be entitled to retain 1,800,000 and 1,800,000 finder’s fee retained by Wolverton Securities Inc;

•	All management agreements entered into by the joint venture shall terminate; and

•	The joint venture agreement shall terminate.

Status of Green Canvas Joint Venture

The GCL submitted its-application to Health Canada for a production license on July 2014. The application is in the preliminary screening phase during which any deficiencies in the application cited by Health Canada must be corrected before the application proceeds to advanced screening and security clearance. When preliminary screening, enhanced screening and security clearance are concluded, the application review process will begin, followed by pre-license inspection if the application is successful. We are unable at this time to meaningfully anticipate or predict a timeline for review, approval and processing of our application by Health Canada. If the Heath Canada license is not received by the first anniversary date of the agreement our company would have no further obligations under the joint venture. If a production licensed is granted by Health Canada then our company would be responsible to make the above described payments pursuant to the agreement. If a production license is not obtained by the February 28, 2015 deadline, we may nevertheless seek to extend our participation in the joint venture beyond the anniversary date if we determine that (i) sufficient progress has been made to merit additional investment, and (ii) we have access to adequate financing.

The proposed production facility for the Green Canvas joint venture is located in Regina, Saskatchewan. The facility is scalable to up to 55,000 ft² and is currently undergoing upgrades to make a 14,000 square foot production space compliant with MMPR standards. It is estimated that production from this facility based on the 14,000 production space will reach 10,000 kilograms per year.

As described above, we have satisfied our cash and equity obligations to the GCL joint venture until February 28, 2015, earning a 49% interest in the joint venture. If a license is obtained by February 28, 2015, we will be responsible to pay to the GCL $250,000 and 3,000,000 common shares by February 28, 2015 in consideration of an additional 2% interest in the joint venture. Any additional expenses of the joint venture not accounted for in the joint venture agreement are to be paid on a pro rata basis according to ownership in the joint venture. In July, 2014 Health Canada implemented updated security requirements under the MMPR to ensure inventories of medical marijuana were stored in secure facilities. The joint venture is currently reviewing the updated security requirements with respect to the enhanced Health Canada standards and is preparing a new budget based on these new calculations. In anticipation of additional costs for completion of the GCL joint venture facility renovation we have allocated $250,000 in our capital requirements for fiscal 2015.

Lexaria Joint Venture

On May 28, 2014, our company and Lexaria entered into a definitive agreement to develop a joint business for the production, manufacture, propagation, import/export, testing, research and development of marijuana in the Province of Ontario under the MMPR, Pursuant to the Agreement, ownership, revenues, and liability related to the Joint Venture is 51% to Enertopia and 49% to Lexaria. Expenses incurred by the joint venture shall be allocated 45% to Enertopia and 55% to Lexaria. Enertopia shall be responsible for management of the joint venture for as long as it maintains majority ownership. To date, Lexaria and Enertopia have contributed $55,000 and $45,000 to the joint venture, respectively. The joint venture has identified a production location in Burlington, Ontario and received municipal approval for the site in July, 2014. We intend to engage an architect to design the production facility upon acceptance of our application. Construction is anticipated to cost approximately $3,000,000; Enertopia will be responsible for $1,350,000 of this cost. The joint venture is unable to estimate at this time when a production license might be granted by Health Canada, however it is seeking assurances from Health Canada prior to commencement of construction.

Our joint venture will terminate in the event that we do not fulfill our contractually mandated financial obligations in respect of the joint venture or if the joint venture does not receive a medical marihuana production license from Health Canada by May 27, 2015.

The proposed Burlington, Ontario facility is now comprised of ~30,000 ft², with Lexaria having acquired a right of first refusal having been acquired for another 45,000 square feet totaling 75,000 ft² to accommodate future growth. Municipal approval has been obtained to use the site for our intended purposes. Planned production areas have 22 foot ceilings which could allow for the possibility of a 2nd mezzanine level in many areas for further expansion. The production target for the facility based on 30,000 ft² (with approximately 50% devoted to production space)_is approximately 10,000 kilograms per year production.

Status of Lexaria Joint Venture

The Lexaria joint venture has identified a production location in Burlington, Ontario, secured a lease to the facility and received municipal zoning approval for the proposed site in July, 2014. The joint venture`s license application to Health Canada under the MMPR was submitted in July, 2014 and is currently in the preliminary screening stage. We currently lease 30,000 square feet of the planned facility space and may terminate the lease with 90 days notice to the landlord if our Health Canada application is refused for any reasons. The lease is payable in shares of our common stock and cash. If we do not receive a ready to build letter from Health Canada by January 22, 2015, we will have no further obligations under the lease agreement. Alternately, the joint venture may continue under the lease agreement and the applicable rent shall be payable in cash or in shares at the discretion of the lessor. agreement ($8.25 per square foot of occupied space). Commencement of construction on the proposed facility is subject to successful completion of preliminary and enhanced screening, security clearance, application review, and the issuance of a ready-to-build letter from Health Canada. Following completion of construction (if applicable) the facility will be subject to successful inspection before a license may be granted. We are currently unable to provide a meaningful time estimate for completion of this process. We estimate that construction of the facility will take approximately 6 to 9 months from the time we obtain a ready-to-build letter.

Marihuana Production in the United States

Our company is focused on the Medical Marihuana Industry in Canada that is supported by the Canadian Federal Government and administered by Health Canada in accordance with the MMPR. Our company is following the strict guidelines that have been outlined with respect to security, quality control and safety of the product at all times under the current federal MMPR program.

In the United States it is still illegal under federal law to grow, cultivate and sell medical or adult use marijuana. However 23 states have approved medical marihuana for use and two states have approved adult use regulations. The United States Federal government justice department has released memo’s that will respect the individual states where strict guidelines are followed and enforced so that the health, safety and security are protected at all times by state authorities. If the individual state framework fails to protect the public the Federal government will act in enforcing the controlled substances act of 1970 and the DEA will enforce the federal law.

As at the date of this registration statement, our company has not entered into any prospective or definitive arrangements to produce or distribute marihuana products in the United States and has no intention of engaging in marihuana related activities in the United States. However, our Company continually reviews opportunities and monitors legal and regulatory developments related the medical marihuana sector in both Canada and the United States. We anticipate that we will re-evaluate our participation in the United States medical marihuana sector in the event that medical marihuana production becomes federally sanctioned.

Summary

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

Competition

There is strong competition relating to all aspects of the medical marihuana sector. We will actively compete for capital, skilled personnel, and in all other aspects of its operations with a substantial number of other organizations, many of which have greater technical and financial resources than our company. We will actively compete medical marihuana projects and opportunities, and will constantly be facing competition by both smaller and larger companies in all geographical segments of the market. We also anticipate that our joint ventures will face considerable competition for industrial marihuana customers. According to Health Canada, as at August 25, 2014, it had received 1,009 formal production license applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 14 productions licenses have been granted to 13 different producers. Despite the slow progress by Health Canada to grant production licenses under the MMPR, we anticipate that hundreds of production licenses will be granted by Health Canada across Canada and that our joint ventured will be required to compete with those licensees for medical marihuana consumers.

Compliance with Government Regulation

The growing, cultivating and selling of Medical Marihuana in Canada is subject to various Canadian federal, provincial and municipal requirements and regulations. We will from time to time be required to obtain licenses and permits from various governmental authorities in regards to the development of our property and joint venture interests. Prior to submitting an application to become a licensed producer of marihuana for medical purposes under the MMPR, each applicant must provide a written notice to local authorities to inform them of their intention to submit an application. The notice must include the applicant's name, the activities for which the licence is sought (i.e. that activities are to be conducted in respect of cannabis), the site address (and of each building on the site, if applicable) at which the applicant proposes to conduct those activities, as well as the date when the application will be submitted to Health Canada. Thereafter, production facilities require a variety of municipal approvals and permits, including zoning approvals and construction permits. These required approvals and permits will vary from jurisdiction to jurisdiction. In light of the rigorous security standards imposed by the MMPR, we do not anticipate any significant obstacles in obtaining necessary permits and approvals. Each of our joint ventures will, however, select locations for prospective facilities based on the availability of municipal zoning allowances for our proposed activities.

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

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Associated with Our Business

The possession, cultivation and distribution of marijuana may under certain circumstances lead to prosecution under United States federal law, which may cause our business to fail.

Our planned medical marihuana (“MMJ”) business is structured to comply with the Canadian Medical Marihuana Purposes Regulations (“MMPR”), which permits the sale of medical marihuana in Canada under federal license. In the United Sates, 23 states, including our state of incorporation, Nevada, have approved and regulate medical marihuana use. Similarly, two states have approved and regulate non-medical marihuana use by adults. However, it remains illegal under United States federal law to grow, cultivate or sell marijuana for any purpose. In that regard, the United States Justice Department has released the COLE Memorandum of 8-29-13 which states that the Justice Department will not prioritize the prosecution of marihuana related activities authorized under state laws provided that state authorities implement and enforce strict guidelines to ensure the health, safety and security of the public. Where the individual state framework fails to protect the public, the Justice Department has instructed federal prosecutors to enforce the Controlled Substances Act of 1970. The Department of Justice has not, to our knowledge, published any policy or guidance specifically regarding the participation of a United States corporation in lawful medical marihuana related activities outside of the United States.

Although our planned medical marihuana business is federally sanctioned in Canada and not contrary to the public policy or laws of our state of incorporation, neither state law nor Canadian federal law provides protection against federal prosecution in the United States, which remains at the discretion of the Department of Justice. Although, in light of the COLE Memorandum, we do not anticipate that we will be targeted for prosecution by the Department of Justice, if the Department of Justice uses its discretion to prosecute our company for a violation of the Controlled Substances Act, the resulting civil or criminal consequences will have a material adverse effect on our business, and may cause our business to fail.

The failure to become licensed by Health Canada for the production of medical marihuana production may cause us to abandon our business plan.

There is no assurance that any of our company's joint ventures will be approved by Health Canada or will be granted licensed producer status. Our failure to obtain a license from Health Canada would materially and adversely affect our company's operations, and we would need to revise or abandon our business plan accordingly.

Untimely processing of our license applications by Health Canada may cause our business to fail.

The success of our business plan relies in part on the timely processing by Health Canada of one or more of the various applications submitted by our joint ventures to become licensed producers under MMPR. According to Health Canada, as at August, 25, 2014, it had received 1,009 formal production licenses applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 14 productions licenses have been granted to 13 different producers with only 2 licenses granted during the summer of 2014. Due to the slow progress, uncertain timing, and apparent backlog of production license application reviews by Health Canada, we are unable to determine with any accuracy when any of our applications will be processed. Undue delays on the part of Health Canada in processing our application may result in our failure to meet contractual deadlines and termination of our joint ventures, or cause our joint ventures to incur additional expenses without the imminent prospect of revenues, which could cause our business to fail.

Our company has no operating history and an evolving business model .which raises doubt about our ability to achieve profitability or obtain financing.

Our Company has no operating history. Moreover, our business model is still evolving, subject to change, and will rely on the cooperation and participation of our joint venture partners. Our Company's ability to continue as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operations has and we no proven history of performance, earnings or success. There can be no assurance that we will achieve profitability or obtain future financing.

Uncertain demand for medical marihuana products may cause our business plan to be unprofitable.

Demand for medical marijuana is dependent on a number of social, political and economic factors that are beyond the control of our company. While we believe that demand for medical marihuana will continue to grow in Canada, there is no assurance that such increase in demand will happen or that our joint ventures will be profitable.

We may not acquire market share or achieve profits due to competition in the medical marijuana industry

Our Company operates in a highly competitive marketplace with various competitors. Increased competition may result in reduced gross margins and/or loss of market share, either of which would seriously harm its business and results of operations. Management cannot be certain that the company will be able to compete against current or future competitors or that competitive pressure will not seriously harm its business. Some of the company's competitors are much larger and have greater access to capital, sales, marketing and other resources. These competitors may be able to respond more rapidly to new regulations or devote greater resources to the development and promotion of their business model than the company can. Furthermore, some of these competitors may make acquisitions or establish co-operative relationships among themselves or with third parties in the industry to increase their ability to rapidly gain market share.

Conflicts of interest between our company and our directors and officers may result in a loss of business opportunity.

Our directors and officers are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our future operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent. Despite our intentions, conflicts of interest may nevertheless arise which may deprive our company of a business opportunity, which may impede the successful development of our business and negatively impact the value of an investment in our company.

The speculative nature of our business plan may result in the loss of your investment.

Our MMJ operations are in the start-up stage only, and are unproven. We may not be successful in implementing our business plan to become profitable. There may be less demand for our services than we anticipate. There is no assurance that our business will succeed and you may lose your entire investment.

Termination of our joint ventures may result in the failure of our business plan.

Our MMJ business plan relies upon our joint ventures with third parties including The Green Canvas Ltd., and Lexaria Corp. We currently rely upon our joint venture partners to co-finance our MMJ business opportunities, and to contribute administrative support and MMJ expertise toward the development of our business opportunities. Each of our joint venture agreements may be terminated by our joint venture partners in the event that we do not fulfill our contractually mandated financial obligations in respect of the joint venture. In the case of our joint ventures with The Green Canvas, is the joint venture may be terminated by either party if no MMJ production license from Health Canada is received Canada by February, 2015. Our joint venture with Lexaria will terminate automatically if no production license is received by May 27, 2016. Additionally, our joint venture partners may not perform their contractual obligations to the joint venture, which would give our company the option to terminate. Because the performance and success of our business relies on the success of our joint ventures, the termination of any joint venture would materially harm our business prospects or cause our business to fail.

We may not have access to certain financial information that is relevant to the prospective activities of our joint ventures.

Investors are advised that certain information which may be useful in evaluating the condition or prospects of our joint ventures, such as the financial condition or qualifications of our joint venture partners, , are not included in this Prospectus and may not otherwise be available to investors or to our Company. Our management has selected our joint venture partners with a view to their respective expertise in the MMJ industry, and we are not aware of any adverse financial conditions affecting our joint venture partners. Our joint venture partner Lexaria Corp. is a publicly reporting company in the United States. However, our other joint venture partner, The Green Canvas Ltd., is a private corporation, and therefore neither our company nor our investors will have access to the private financial or management information of The Green Canvas Ltd. which may be useful in determining the short term financial or strategic viability of our joint venture. We may therefore be unable to anticipate the failure of the Green Canvas to meet its obligations to our joint venture, which may result in the failure of our business plan.

Changing consumer preferences may cause our planned products to be unsuccessful in the marketplace.

The decision of a potential client to undergo an environmental audit or review may be based on ethical or commercial reasons. In some instances, or with certain businesses, there may be no assurance that an environmental review will result in any cost savings or increased revenues. As such, unless the ethical consideration is also a material factor, there may be no incentive for such businesses to undertake an environmental review. Changes in consumer and commercial preferences, or trends, toward or away from environmental issues may impact on businesses” decisions to undergo environmental reviews. The MMJ sector offers many choices for MMJ patients and their can be no assurance that the product supplied by our company and or its partners will be successful in market penetration.

General economic factors may negatively impact the market for our planned products.

The willingness of businesses to spend time and money on energy efficiency may be dependent upon general economic conditions; and any material downturn may reduce the likelihood of businesses incurring costs toward what some businesses may consider a discretionary expense item. Willingness by MMJ patients to continue to buy MMJ products may be dependent upon general economic conditions and any material downturn may reduce the potential profitability of the MMJ business sector.

A wide range of economic and logistical factors may negatively impact our operating results.

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

Loss of consumer confidence in our company or in our industry may harm our business.

Demand for our services may be adversely affected if consumers lose confidence in the quality of our services or the industry’s practices. Adverse publicity may discourage businesses from buying our services and could have a material adverse effect on our financial condition and results of operations.

Unethical business practices may compromise the growth and development of our business.

The production and sale of medical marihuana is an emerging industry in which business practices are not yet standardized and are subject to frequent scrutiny and evaluation by federal, state, provincial, and municipal authorities, academics, and media outlets, among others, Although we intend to develop our business in accordance with best ethical practices, we may suffer negative publicity if we, our partners, contractors, or customers are found to have engaged in any environmentally, insensitive practices or other business practices that are viewed as unethical.

The failure to secure customers may cause our operations to fail.

We currently have no long-term agreements with any customers. Many of our services may be provided on a “onetime” basis. Accordingly, we will require new customers on a continuous basis to sustain our operations.

We could be required to enter into fixed price contracts which will expose us to significant market risk.

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

If we fail to effectively and efficiently advertise, the growth of our business may be compromised.

The future growth and profitability of our MMJ business will be dependent in part on the effectiveness and efficiency of our advertising and promotional expenditures, including our ability to (i) create greater awareness of our services, (ii) determine the appropriate creative message and media mix for future advertising expenditures, and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that we will experience benefits from advertising and promotional expenditures in the future. In addition, no assurance can be given that our planned advertising and promotional expenditures will result in increased revenues, will generate levels of service and name awareness or that we will be able to manage such advertising and promotional expenditures on a cost-effective basis.

Our success is dependent on our unproven ability to attract qualified personnel.

We will depend on our ability to attract, retain and motivate our management team, consultants and other employees. There is strong competition for qualified technical and management personnel in the MMJ sector, and it is expected that such competition will increase. Our planned growth will place increased demands on our existing resources and will likely require the addition of technical personnel and the development of additional expertise by existing personnel. There can be no assurance that our compensation packages will be sufficient to ensure the continued availability of qualified personnel who are necessary for the development of our business.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2014 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2014, we have incurred a net loss of $4,641,005 for the year ended August 31, 2014 (net loss $730,904 for the year ended August 31, 2013) and as at August 31, 2014 has incurred cumulative losses of $10,765,663 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis

Without additional financing to develop our business plan, our business may fail.

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

We may not be able to obtain all of the licenses necessary to operate our business, which would cause our business to fail.

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

Changes in environmental regulation may result in increased or insupportable financial burden on our company.

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

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with our business plan, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Risks Associated with the Shares of Our Company

Because we do not intend to pay any dividends on our shares, investors seeking dividend income or liquidity should not purchase our shares.

We have not declared or paid any dividends on our shares since inception, and do not anticipate paying any such dividends for the foreseeable future. We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

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

Other Risks

Trading on the OCTQB and CSE may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB electronic quotation service operated by OTC Markets Group Inc.. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Investors” interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 200,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors” interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Other than our operations offices in Vancouver and Kelowna, British Columbia, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons” assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trends, risks and uncertainties.

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

Item 2.        Properties

Executive Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia V6E 4A4. This space is leased at CAD$1,230 per month. Our main telephone number is (604) 602-1675. We have a second office located in Kelowna, British Columbia, which is leased for CAD$826 per month. Our current locations provide adequate office space for our purposes at this stage of our development.

Item 3.        Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our Company.

The license application for the WOM joint venture was submitted in October 2013. To date the WOM joint venture has been financed by our Company in the amount of $375,000. The $375,000 budget is intended to fund the joint venture through completion of facility upgrades and completion of the licensing process. On September 18, 2014 we announced that we have provided notice to WOM alleging default under the terms of the joint venture agreement for, among other things, their failure to provide financial information in regards to the funding, expenses and operation of the joint venture. WOM has provided notice in response disputing their default, and we are currently in correspondence with WOMs attorney. Subsequent to year end, On October 16, 2014 we entered into a termination and settlement agreement, dated effective October 14, 2014, with WOM and Mathew Chadwick (the “Settlement Agreement”), pursuant to which the parties have entered into mutual releases, Mr. Chadwick has resigned from our board of directors and as an officer of the Company, and WOM has returned back to the treasury of the Company 15,127,287 common shares that had been issued to it. Given the foregoing, all relationships between the parties, including but not limited to the WOM Agreement in regards to the Joint Venture business, have been terminated.

Item 4.        (Removed and Reserved).

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board and the OTCQB quotation service under the symbol “ENRT.” Our CUSIP number is 29277Q1047. The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2014	$0.22	$0.10
May 2014	$1.08	$0.15
February 2014	$0.45	$0.05
November 2013	$0.08	$0.02

August 2013	$0.15	$0.01
May 2013	$0.18	$0.04
February 2013	$0.05	$0.05
November 2012	$0.06	$0.05
August 2012	$0.08	$0.04

(1) The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 7, 2014, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.06. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

As of November 7, 2014, there were 564 holders of record of our common stock. As of November 20, 2013, 41,364,415 common shares were issued and outstanding.

Our common shares are issued in registered form. Computershare, 2nd Floor, 510 Burrard Street, Vancouver, BC V6C 3B9 (Telephone: 604-661-9400; Facsimile: 604-661-9549). is the transfer agent for our common shares.

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

Recent Sales of Unregistered Securities

On September 17, 2013 the Company entered into an AMI Participation Agreement with Downhole Energy LLC to participate in 100% gross interest and 75% net revenue interest for drilling, completion and production of up to 100 oil wells on certain oil and gas leases covering 2,924 in the historic field located in Forest and Venango counties, Pennsylvania. On execution of this agreement the company issued 100,000 of its common shares to Downhole Energy LLC. The Company decided not to continue with the agreement and wrote off the asset.

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

On December 23, 2013, the Company closed its final tranche of a private placement of 2,528,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$126,400 ($126,400). Each warrant will be exercisable into one further share at a price of $0.10 per warrant share for a period of thirty six months following the close. The Company also paid a cash finders fee of $10,140 and 202,800 broker warrants to Canaccord Genuity and Wolverton Securities that are exercisable into one common share at a price of $0.10 that expire on December 23, 2016.

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

On March 11, 2014, as per the terms of the Joint Venture Agreement dated January 16, 2014 with World of Marihuana Productions Ltd., the Company made a payment of $200,000 and issued 1,000,000 at a price of $0.60 per share to 0984329 B.C. LTD, the Company now owns 31% in the Joint Venture business interest with World of Marihuana Productions Ltd.

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

On April 14, 2014, the Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the letter, Mr. Paikin can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Paikin can be eligible to receive up to a total of 1,350,000 common shares of the Company. On July 14, the Company issued 135,000 common shares at a deemed price of $0.14, based on meeting the second milestone.

On April 24, 2014 the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Kent can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Kent can be eligible to receive up to a total of 1,350,000 common shares of the Company. On July 14, the Company issued 135,000 common shares at a deemed price of $0.14, based on meeting the second milestone.

On April 24, 2014 the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Shaxon can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Shaxon can be eligible to receive up to a total of 1,350,000 common shares of the Company. On July 14, the Company issued 135,000 common shares at a deemed price of $0.14, based on meeting the second milestone.

On April 24, 2014 the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Boone or his company can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Boone can be eligible to receive up to a total of 1,350,000 common shares of the Company. On July 14, the Company issued 135,000 common shares at a deemed price of $0.14, based on meeting the second milestone.

On April 24, 2014 the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Springett can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Springett can be eligible to receive up to a total of 1,350,000 common shares of the Company. On July 14, the Company issued 135,000 common shares at a deemed price of $0.14, based on meeting the second milestone.

On April 24, 2014 the Company entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Operations Manager. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Hornung or his company can be eligible to receive up to a total of 472,500 common shares of the Company. On July 14, the Company accepted Mr. Hornung’s resignation. The 90,000common shares of the Company that were issued have been returned back to treasury on September 24, 2014.

On April 30, 2014, 200,000 warrants from previous private placements were exercised into 200,000 common shares of the Company for net proceeds of $40,000.

On May 3, 2014 the Company entered into a one year consulting contract with Bmullan and Associates wholly owned company by Brian Mullan as Security Consultant. Upon signing of the contract of acceptance the Company issued 45,000 common shares at a deemed price of $0.28. Based on the milestones listed in the contract, Mr. Mullan or his company can be eligible to receive up to a total of 225,000 common shares of the Company. On July 14, the Company issued 45,000 common shares at a deemed price of $0.14, based on meeting the second milestone.

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

On July 23, 2014, 252,000 warrants from previous private placements were exercised into 252,000 common shares of the Company for net proceeds of $25,200.

On August 1, 2014 the Company signed an extension to the Letter of intent executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation (Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014, as per the terms of the extension, 118,416 common shares of the Company were issued at a deemed price of $0.19 per share.

On September 16, 2014, the Green Canvas Joint Venture has made an application to Health Canada and is in its preliminary application screening process.

On September 17, 2014, the Company had announced that the Burlington, Ontario Joint Venture with Lexaria Corp. has its application is in Health Canada’s preliminary application screening process.

On September 18, 2014, we entered into a contract with our joint venture partner Lexaria Corp., and Maureen McGrath pursuant to which Ms. McGrath will lead the National Medical Marihuana Awareness and Outreach Strategy, a public awareness program jointly administered by Lexaria and our company.

On September 18, 2014 we announced that we had provided notice to our joint venture partner World of Marihuana Productions Inc. (“WOM”) alleging default by WOM under the terms of our joint venture agreement for among other things, WOM’s failure to provide financial information in regards to the funding, expenses and operation of the Joint Venture..

On October 16, 2014 we entered into a termination and settlement agreement, dated effective October 14, 2014, with WOM and Mathew Chadwick pursuant to which the parties have entered into mutual releases, Mr. Chadwick has resigned from our board of directors and as an officer of our company, and WOM has returned for cancellation 15,127,287 of our common shares issued to it pursuant to our joint venture agreement. Given the foregoing, all relationships and agreement between our Company, WOM, and Mr. Chadwick have been terminated.

On November 3, 2014, the Company granted 2,100,000 stock options to directors, officers and consultants of the Company, vesting immediately with an exercise price of $0.10, expiring on November 3, 2019.

On November 18, 2014, the Company granted 100,000 stock options to a consultant of the Company, vesting immediately with an exercise price of $0,10, expiring on November 18, 2019.

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

2014 Stock Option Plan

On July 15, 2014, the shareholders approved and adopted at the Annual General Meeting the Company’s 2014 Stock Option Plan. The purpose of these Plan is to advance the interests of the Corporation, through the grant of Options, by providing an incentive mechanism to foster the interest of eligible persons in the success of the Corporation and its affiliates; encouraging eligible persons to remain with the Corporation or its affiliates; and attracting new Directors, Officers, Employees and Consultants.

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

The aggregate number of Common Shares that may be reserved, allotted and issued pursuant to Options shall not exceed 17,400,000 shares of common stock, less the aggregate number of shares of common stock then reserved for issuance pursuant to any other share compensation arrangement. For greater certainty, if an Option is surrendered, terminated or expires without being exercised, the Common Shares reserved for issuance pursuant to such Option shall be available for new Options granted under this Plan.

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

As at the date of the annual report, there was nil stock options exercised except for those disclosed in the regulatory filings and in the notes to the financial statements.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
2011Stock Option Plan approved by security holders	3,655,000	$0.30	1,065,348
2014 Stock Option Plan approved by security holders	Nil	Nil	17,400,000
Total	3,655,000	$0.30	18,465,348

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2014.

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

Results of Operations for our Years Ended August 31, 2014 and 2013

Our net loss and comprehensive loss for our year ended August 31, 2014, for our year ended August 31, 2013 and the changes between those periods for the respective items are summarized as follows:

		Year Ended August 31, 2014 $		Year Ended August 31, 2013 $		Change Between Year Ended August 31, 2014 and Year Ended August 31, 2013 $
Revenue	$	Nil	$	Nil	$	Nil
Other (income)expenses		2,281,986		388,585		1,893,401
General and administrative		2,359,019		342,319		2,016,700
Interest expense		4,745		6,874		(2,129)
Exploration Costs		Nil		13,380		(13,380)
Impairment of long-term		469,048		55,931		413,117
investment
Consulting fees		1,780,866		189,089		1,591,777
Professional Fees		122,747		60,327		62,420
Net Income (loss)		(4,641,005)		(730,904)		(3,910,101)

Other Income

The increase in other income expenses for our year ended August 31, 2014, relates to the issuance of Lexaria common shares to the Company that have gone down in fair market value, The Green Canvas Joint Venture expenses on the medical marijuana license applications, the write off of the WTI deal and the write down of the World of Marihuana Joint Venture termination that occurred subsequent to year end discussed in notes to the financial statements in 8 and 17. The other income costs have increased by $1,893,401 for the year ended August 31, 2014 compared to August 31, 2013.

General and Administrative

Our general and administrative expenses were higher by $2,016,700 for our year ended August 31, 2014 compared to August 31, 2013. The increased costs were largely due to new consulting contracts and granting stock options to various consultants. In addition the Company incurred increased costs of $170,777 for advertising, $44,184 for investor relations, $45,147 for rent, $51,182 for fees, $32,902 for training and conference, $56,593 for travel and $122,747 in professional fees for the year ended August 31, 2014. These increased costs are due to the Company’s entrance into the Medical Marijuana business sector, and thus entering into definitive joint venture agreements and letter of intents with various parties.

Professional Fees

There was a increase in legal fees for our year ended August 31, 2014 by $76,180 compared to the prior year due to financings, registration statements and additional legal advice required for the medical marijuana business.

Interest Expense

There was a slight increase in interest expense for our year ended August 31, 2014 by $2,129 compared to the prior year.

Exploration Costs

There were no exploration costs for our year ended August 31, 2014 compared to prior year due to the Company cancelling both Copper Hills and Mildred Peak leases.

Impairment of Long-Term Investment

For the year ended August 31, 2014, there was a write off of the WTI deal and from the termination of the World of Marihuana joint venture subsequent to year end. For the year ended August 31, 2013, the Company wrote down GSWPS.

Consulting Fees

There is an increase in consulting fees for the year ended August 31, 2014 compared to August 31, 2013 by $1,591,777 due new consulting agreements and stock based compensation required for the entrance in the medical marijuana business. The increased costs are associated with the medical marijuana business sector. The Company has entered into various joint venture agreements, advisor and consulting agreements which has increased our costs.

Liquidity and Financial Condition

Working Capital	At	At
	August 31,	August 31,
	2014	2013
Current assets	$1,488,227	$54,469
Current liabilities	579,826	525,918

Working capital surplus/(deficit)	$908,401	$(471,449)

Cash Flows	Year Ended
	August 31,	August 31
	2014	2013
Cash flows (used in) operating activities	$(2,201,179)	(72,751)
Cash flows (used in) investing activities	3,734	(40,000)
Cash flows from financing activities	3,084,226	100,400
Net increase (decrease) in cash during year	$886,781	(12,351)

Operating Activities

Net cash used in operating activities was $2,201,179 for our year ended August 31, 2014 compared with cash used in operating activities of $72,751 in 2013. The increase in net cash used in operating activities is due to our Company increase in accounts payable, prepaid expenses and WOM joint venture termination compared to August 31, 2013.

Investing Activities

Net cash provided from investing activities was $3,734 for our year ended August 31, 2014 compared to net cash used in investing activities of $40,000 in the same period in 2013. The increase in funds used was for investing activities was in the joint ventures for the medical marijuana business.

Financing Activities

Net cash provided by financing activities was $3,028,324 for our year ended August 31, 2014 compared to $100,400 in the same period in 2013. This increase is primarily due to financings, warrant exercises and options exercised.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have a net loss of $4,641,005 for the year ended August 31, 2014 [2013 – net loss of $730,904] and at August 31, 2014 had a deficit accumulated during the exploration stage of $10,765,663 [2013 – $6,124,658]. We generated revenue of $nil for the year ended August 31, 2014 [2013 - $nil]. We have working capital surplus of $908,401 as at August 31, 2014 [2013 – working capital deficit $471,449]. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is exceptionally difficult.

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

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter starting from March 1, 2014. The adoption of the new guidance does not have an impact on the Company’s financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not believe that the adoption of this guidance does not have a material impact on its consolidated financial statements.

FASB ASU 2013-12, “Definition of a Public Business Entity (An Addition to the Master lossary),” was issued December 2013 and the amendment provides a single definition of public business entity for use in future financial accounting and reporting guidance. There is no actual effective date for the amendment, however, the term public business entity will be used in future ASUs. The ASU did not have a significant impact to the Company.

FASB ASU 2014-06, “Technical Corrections and Improvements related to the Glossary Terms,” The new guidance is designed to clarify the Master Glossary of the Codification. ASU 2014-06 is not intended to significantly change U.S. GAAP and there was no significant impact to the Company upon adoption.

FASB ASU 2014-09, “Revenue from Contracts with Customers,” was issued May 2014 and updates the principles for recognizing revenue. The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under U.S. GAAP. The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

FASB ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not anticipate a significant impact upon adoption.

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

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enertopia Corp.
(A development stage company)

We have audited the consolidated balance sheets of Enertopia Corp. (the “Company”) (a development stage company, formerly Golden Aria Corp.) as at August 31, 2014 and 2013 and the related consolidated statements of stockholders’ equity, operations and cash flow for the years then ended and the period from November 24, 2004 (inception) to August 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended August 31, 2010, and the cumulative data from November 24, 2004 (inception) to August 31, 2010 in the statements of stockholders’ equity, operations and cash flows, which were audited by other auditors whose report, dated November 25, 2010 which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from November 24, 2004 (inception) to August 31, 2010, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended and the period from November 24, 2004 (inception) to August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
November 28, 2014	Chartered Accountants

Enertopia Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31	August 31
	2014	2013

ASSETS

Current
Cash and cash equivalents	$888,122	$1,341
Owned securities (Note 4)	323,750	3,750
Accounts receivable	42,264	10,268
Prepaid expenses and deposit	234,091	6,912
Assets held for sale (Note 5)	-	32,197
Total current assets	1,488,227	54,468

Non-Current
Long term investments - GSWPS (Note 6)	1	1
Medical Marijuana Assets (Note 8,17)	774,271	-
Total Assets	$2,262,499	$54,469

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$234,993	$354,928
Short Term Loan- related party (Note 9)	-	47,380
Deferred Revenues	280,000	-
Due to related parties (Note 10)	64,833	123,610
Total Current Liabilities	579,826	525,918

STOCKHOLDERS' EQUITY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
90,870,747 common shares at August 31, 2014 and August 31,2013: 30,314,415	90,870	30,314
Additional paid-in capital	14,070,611	5,622,895
Shares to be returned (Note 17)	(1,713,145)	-
Deficit accumulated during the development stage	(10,765,663)	(6,124,658)
Total Stockholders' Equity	1,682,673	(471,449)
Total Liabilities and Stockholders' Equity	$2,262,499	$54,469

The accompanying notes are an integral part of these consolidated financial statements

Enertopia Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			NOVEMBER 24, 2004
	Twelve Months Ended		TO
	August 31	August 31	August 31
	2014	2013	2014

Revenue
Non-renewal energy - natural gas and oil revenue	$-	$-	$374,342
Renewable energy - service revenue	-	-	32,119
	-	-	406,461
Cost of revenue
Non-renewable energy:
Natural gas and oil operating costs and royalties	-	-	141,197
Depletion	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	293,436
Renewable energy	-	-	48,050
	-	-	781,172
Gross Profit	-	-	(374,711)

Expenses
Accounting and audit	44,069	57,829	431,231
Sales & Marketing	2,199	-	3,045
Advertising & Promotions	170,777	5,437	251,271
Bank charges and interest expense	4,745	6,874	70,979
Consulting	1,780,866	189,089	3,563,725
Mineral exploration costs	-	13,380	520,869
Fees and dues	51,182	25,831	202,809
Insurance	13,939	20,307	94,361
Investor relations	44,184	-	167,998
Legal and professional	78,678	2,498	302,165
Office and miscellaneous	31,979	(5,551)	90,963
Rent	45,147	12,782	141,069
Telephone	1,759	2,784	22,123
Training & Conferences	32,902	-	48,388
Travel	56,593	11,059	174,995

Total expenses	2,359,019	342,319	6,085,991

(Loss) for the period before other items	(2,359,019)	(342,319)	(6,460,702)

Other income (expense)
Other income	71,922	-	81,355
Impairment of long term investments (Note 8,17)	(469,048)	(55,931)	(722,889)
MMJ license expenses (Note 8)	(1,882,860)	-	(1,882,860)
Others			22,775
Equity interest pick up	-	(850)	(17,744)
Gain on owned securities	-	(3,750)	(283,082)
Gain on disposition of oil and gas interests	-	-	522,976
Revaluation of warrants liability	-	9,789	896,019
Write down of oil and gas properties (Note 6)	(2,000)	(337,843)	(2,921,511)

Net loss and comprehensive loss for the period	$(4,641,005)	$(730,904)	$(10,765,663)

Basic and diluted income (loss) per share	$(0.07)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	65,894,839	29,897,481

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO AUGUST 31, 2014
(Expressed in U.S. Dollars)

						DEFICIT
						ACCUMULATED
			ADDITIONAL	STOCK	STOCK	DURING	TOTAL
	COMMON STOCK		PAID-IN	TO BE	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	RETURNED	STAGE	EQUITY
Balance November 24, 2004 (Inception)	$-	$-	$-	$-		-	$-
Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-		-	109,350
Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-		-	333,750
Stock to be issued	125,000	-	37,375	125		-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-		(167,683)	(167,683)
Balance, August 31, 2005	6,705,000	6,580	473,895	125		(167,683)	312,917
Stock issued on September 29, 2005	-	125	-	(125)		-	-
Comprehensive income (loss):
(Loss) for the year	-	-	-	-		(200,091)	(200,091)
Balance, August 31, 2006	6,705,000	6,705	473,895	-		(367,774)	112,826
Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236				163,329
Stock issued for property on April 18, 2007	250,000	250	274,750	-		-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-		-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-		-	300,000
Imputed interest from non- interest bearing loan	-	-	3,405	-		-	3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-	-		(607,397)	(607,397)
Balance, August 31, 2007	$7,747,740	$7,748	$1,264,586	$-		(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-		-	2,900,100
Imputed interest from non- interest bearing loan	-	-	7,139	-		-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-		-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-	-		(372,535)	(372,535)
Balance, August 31, 2008	$14,652,740	$14,653	$4,269,177	$-		(1,347,706)	$2,936,124
Imputed interest for non- interest bearing loan	-	-	4,410	-		-	4,410
Stock-based compensation	-	-	35,780	-		-	35,780
Comprehensive income (loss):
(Loss) for the year	-	-	-	-		84,233	84,233
Balance, August 31, 2009	$14,652,740	$14,653	$4,309,367	$-		(1,263,473)	$3,060,547
Imputed interest for non- interest bearing loan			2,442				2,442
Stock-based compensation			78,858				78,858

Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500			125,000
Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068			83,625
Gain on settlement of the amount due to related parties			34,542			34,542
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)
Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	(4,218,614)	429,873
Debt settlement on November 22, 2010	62,500	63	9,313			9,376
Debt settlement on November 19, 2010	100,000	100	14,900			15,000
Stock-based compensation			254,443			254,443
Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264	-		893,993
Share Issuance costs			(96,490)	-		(96,490)
Warrants issued on March 3, 2011			(848,459)			(848,459)
Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000			-
Debt settlement on March 16, 2011	78,125	78	12,422			12,500
Debt settlement on April 27, 2011	360,000	360	157,412			157,772
Debt settlement on April 27, 2011	100,000	100	45,900			46,000
Shares issued Wildhorse on April 11, 2011	500,000	500	74,500			75,000
Share issuance correction on Jun 4, 2011	4,000	4	(4)			-
Comprehensive income (loss):
(Loss) for the year					(165,405)	(165,405)
Balance, August 31, 2011	$24,643,865	$24,644	$5,142,978	$-	(4,384,019)	$783,603
Stock-based compensation			66,953			66,953
Shares issued Altar on October 11, 2011	100,000	100	9,900			10,000
Shares issued Wildhorse on March 30, 2012	150,000	150	14,850			15,000
Shares issued Tom Ihrke on April 10, 2012	93,750	94	9,281			9,375
Shares subscription for cash on April 13, 2012	2,080,000	2,080	191,499			193,579
Shares subscription for cash on July 27, 2012	600,000	600	29,400			30,000
Shares subscription for cash on August 24, 2012	160,000	160	7,840			8,000
Comprehensive income (loss):
(Loss) for the year					(1,009,735)	(1,009,735)
Balance, August 31, 2012	$27,827,615	$27,828	$5,472,701	$-	(5,393,754)	$106,775
Shares issued for cash September 28, 2012	1,074,500	1,074	48,676			49,750
Shares issued Altar on
November 24, 2012	100,000	100	5,900			6,000
Shares issued for cash November 15, 2012	1,152,300	1,152	49,498			50,650
Shares issued to Mark Snyder	160,000	160	15,840			16,000
Debt settlement on March 1, 2013			30,280			30,280
Comprehensive income (loss):
(Loss) for the year					(730,904)	(730,904)
Balance, August 31, 2013	30,314,415	30,314	5,622,895	-	(6,124,658)	(471,449)
Shares issued to Downhole Energy	100,000	100	1,900			2,000
Shares issued to Stewart Briggs/Olibri	750,000	750	36,750			37,500
Shares issued for MM Assets	10,000,000	10,000	190,000			200,000

Shares issued for Investor Relations	200,000	200	13,800				14,000
Shares issued for cash for PP on Nov 26	2,720,000	2,720	133,280				136,000
Shares issued for cash for PP on Dec 23	2,528,000	2,528	113,732				116,260
Shares issued per Agreement with DS	250,000	250	37,250				37,500
Shares issued per JV with WOM	5,000,000	5,000	895,000				900,000
Shares issued for cash for PP on Jan 31	4,292,000	4,292	395,292				399,584
Shares issued for warrant conversion	1,126,500	1,127	214,973				216,100
Shares issued for option conversion	450,000	450	43,800				44,250
Shares issued for cash for PP on Feb 13	12,946,000	12,946	1,182,070				1,195,016
Shares issued as per Agreement with Agora	54,347	54	12,446				12,500
Shares issued per JV Agreement with GCL	10,000,000	10,000	2,090,000				2,100,000
Shares issued per JV Agreement with WOM	1,000,000	1,000	599,000				680,000
Shares issued for warrant conversion	5,802,855	5,803	909,143				914,946
Shares issued for option conversion	450,000	450	83,800				84,250
Shares issued as per agreement with R. Chadwick	100,000	100	59,900				60,000
Shares issued as per agreement with Dr. Melamede	250,000	250	169,750				170,000
Shares issued as per various Ontario agreements	623,297	623	212,676				213,299
Shares issued as per Agreement with Agora	72,917	73	13,053				13,126
Shares issued as per various Ontario agreements	720,000	720	100,080				100,800
Shares issued as per Agreement with Emerging LLC	750,000	750	119,250				120,000
Shares issued for warrant conversion	252,000	252	24,948				25,200
Shares issued per LOI Burlington	118,416	118	22,382				22,500
Stock Based Compensation	-	-	773,441	-	-	-	773,441
WOM JV Termination, shares back to Treasury	-	-	-	-	(1,682,545)	-	(1,682,545)
Shares returned for contract cancellation C. Hornung	-	-	-	-	(30,600)	-	(30,600)
Comprehensive income (loss):
(Loss) for the year	-	-	-	-		(4,641,005)	(4,641,005)
Balance, August 31, 2014	90,870,747	90,870	14,070,611	-	(1,713,145)	(10,765,663)	1,682,673

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24, 2004
	Twelve Months Ended		TO
	August 31,	August 31,	August 31,
	2014	2013	2014

Cash flows used in operating activities

Net Income (loss)	$(4,641,005)	$(730,904)	$(10,765,663)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	773,441	-	1,430,691
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,436
Stock issued for mineral resource and oil and gas property	-	-	37,500
MMJ expenses	1,332,010	-	1,332,010
Write down of oil and gas properties	2,000	337,843	2,921,511
Gain on disposition of oil and gas properties	-	-	(522,976)
Fair value of warrants liabilities	-	(9,789)	(896,019)
Gain on owned securities	-	3,750	283,082
Equity pick-up	-	850	17,744
Impairment of long term investments (Note 8,17)	17,454	55,931	271,295
Imputed interest	-	-	17,396
Accrued loan interest	-	-	17,928
Other non-cash activities	510,013	-	540,166
Change in non-cash working capital items:			-
Accounts receivable	(9,805)	46,456	(12,324)
Prepaid expenses and deposit	(6,575)	3,818	10,796
Accounts payable and accrued liabilities	(119,935)	228,158	216,754
Due to related parties	(58,777)	(8,864)	95,496

Net cash (used in) operating activities	(2,201,179)	(72,751)	(4,412,688)

Cash flows from (used in) investing activities

Proceeds from sale of marketable securities	-	-	56,241
Oil and gas properties acquisition and divestment	-	-	(345,180)
Proceeds from sale of oil and gas interests	-	-	521,545
Mineral resource properties acquisition	-	(40,000)	(231,843)
Investment in GSWPS	-	-	(103,500)
Investment in Pro Eco	10,005	-	(34,996)
Investment in Medical Marijuana Operations	(6,271)	-	(6,270)
Cash provided in connection with business acquisition	-	-	201,028
Net cash from (used in) investing activities	3,734	(40,000)	57,025

Cash flows from financing activities
Promissory notes - related party	(47,380)	-	2,665
Net Proceeds from Options exercised	128,500	-	128,500
Net Proceeds from Warrants exercised	1,156,246	-	1,156,246
Net proceeds from subscriptions received	1,846,860	100,400	3,956,374

Net cash from financing activities	3,084,226	100,400	5,243,785

Increase (Decrease) in cash and cash equivalents	886,781	(12,351)	888,122

Cash and cash equivalents, beginning of period	1,341	13,692	-

Cash and cash equivalents, end of period	$888,122	$1,341	$888,122

Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2014
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company was an independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States and Canada. In the fiscal year 2010, the Company shifted its strategic plan from its non-renewal energy operations to its planned renewal energy operations and natural resource acquisition and development and considered as a development stage company. Subsequent to year ended August 31, 2013, the Company began its entry into the medicinal marijuana business. This change of business was approved by the Company’s shareholders during its Annual General Meeting held on July 15, 2014. The Company has offices in Vancouver and Kelowna, B.C., Canada.

2.	GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital surplus of $908,401 for the year ended August 31, 2014 [working capital deficit of $471,449 for year ended August 31, 2013]. The Company incurred a net loss of $4,641,005 for the year ended August 31, 2014 [net loss $730,904 for the year ended August 31, 2013] and as at August 31, 2014 has incurred cumulative losses of $10,765,663 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company’s shareholders, and ultimately to obtain successful operations. There are no assurances that the Company will be able to obtain further funds required for our continued operations. As noted herein, the Company is pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. There is significant uncertainty as to whether we can obtain additional financing. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

3.	SIGNIFICANT ACCOUNTING POLICIES

	a)	Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Thor Pharma Corp. and Target Energy, Inc. Target Energy, Inc. was dissolved effective November 4, 2013 with no significant accounting impact. The consolidated financial statements also include the equity interests of Pro Eco Energy Inc. and Global Solar Water Power Systems Inc. Pro Eco Energy Inc. has been sold on December 2, 2013 and Global Solar Water Power Systems Inc. has been written down to $1. All significant inter-company balances and transactions have been eliminated.

b)	Revenue Recognition

The Company recognizes its medical marijuana revenue when services are performed and payments are received or rights to receive consideration are obtained, evidence of an arrangement exists, and collection of consideration is reasonably assured.

c)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2014 and 2013, cash and cash equivalents consist of cash only.

d)	Investments in Companies Accounted for Using the Equity Method

Investments in equity method investees are accounted for using the equity method based upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from and investment accounted for under the equity method exceeds its carrying amount, the investment balance is reduced to zero. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceed the share of the net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company’s proportionate interest in the investee is reflected in income as a deemed dilution gain or loss on disposition. The Company evaluates its investments in companies accounted for the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

e)	Stock-Based Compensation

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

The Company’s financial instruments consist primarily of cash and cash equivalents, owned securities, accounts payable, short term loan and due to related parties. With the exception of owned securities and non-current portion of promissory notes, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of the non-current portion of promissory notes are estimated using quoted market prices or are based on the discounted value of future cash flows. The fair value of owned securities are measured based on quoted prices in active markets. The fair value of the warrants liability is determined by using the Black-Scholes option pricing model.

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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The management of the Company had estimated the asset retirement obligation to be immaterial and therefore was not reflected on the consolidated financial statements as of August 31, 2014 and 2013.

m)	Comprehensive Income

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

The Company places its cash and cash equivalent with high credit quality financial institution. As of August 31, 2014, the Company had $817,038 in a bank beyond insured limit (August 31, 2013: $Nil).

o)	New Accounting Pronouncements and Adopted Pronouncements

In March 2013, the Financial Accounting Standards Board ( “FASB ” ) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company has adopted this guidance beginning with our fiscal quarter starting from March 1, 2014. The adoption of this standard has no material impact on this consolidated financial statement.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company has adopted this guidance beginning with our fiscal quarter starting from March 1, 2014. The adoption of this standard has no material impact on this consolidated financial statement.

FASB ASU 2013-12, “Definition of a Public Business Entity (An Addition to the Master lossary),” was issued December 2013 and the amendment provides a single definition of public business entity for use in future financial accounting and reporting guidance. There is no actual effective date for the amendment, however, the term public business entity will be used in future ASUs. The ASU did not have a significant impact to the Company.

FASB ASU 2014-06, “Technical Corrections and Improvements related to the Glossary Terms,” The new guidance is designed to clarify the Master Glossary of the Codification. ASU 2014-06 is not intended to significantly change U.S. GAAP and there was no significant impact to the Company upon adoption.

FASB ASU 2014-09, “Revenue from Contracts with Customers,” was issued May 2014 and updates the principles for recognizing revenue. The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under U.S. GAAP. The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

FASB ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not anticipate a significant impact upon adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.	OWNED SECURITIES

As at August 31, 2014 owned securities consist of 375,000 common shares of Cheetah Oil & Gas Ltd. obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Cheetah Oil & Gas Ltd. was $0.01 per share as at August 31, 2014 ( August 31, 2013 - $0.01).

As at August 31, 2014 owned securities consist of 1,000,000 common shares of Lexaria Corp. obtained through Definitive Agreements as per Note 8. The Company classified the securities owned as held-for- trade and recorded at fair value.

The fair value of the common shares of Lexaria Corp. was $0.12 per share as at August 31, 2014.

As at August 31, 2014 owned securities consist of 500,000 restricted common shares of Lexaria Corp. Such shares to be released to the Company when a valid license from Health Canada, which designate Enertopia as a Licensed Producer pursuant to Canada's Marijuana for Medical Purposes Regulations (the “MMPR license”) , has been received. In the event of MMPR license has not been received within 24 months of the date of this agreement, such shares will be cancelled and returned to treasury. Restricted shares are not within the scope of ASC 320-10 and are therefore accounted for at cost less other than temporally impairment if the restriction does not terminated within one year. No other than temporally impairment incurred as at August 31, 2014.

5.	ASSETS HELD FOR SALE

Assets held for sale as August 31, 2014 and 2013 were comprised of the following:

	2014	2013

Investments in Pro-Eco	$-	$32,197
Energy
	-	32,197

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

On December 2, 2013, the Company sold its investment in Pro Eco Energy Ltd. from its original purchase price of $45,000 which gave the Company 900,000 shares or 8.25% interest in the Pro Eco on April 21, 2008 to Western Standard Energy Corp. (the “Purchase”) for $40,000. The terms of the purchase are as follows: a) $10,000 on the Closing date which is December 02, 2013; b) $10,000 on or before December 31, 2013; c) $10,000 on or before January 31, 2014; d) $10,000 on or before February 28, 2014. As at August 31, 2014, $30,000 was included in receivable. The Company is confident that this amount is collectable once the Purchaser completes its ongoing financing.

6.	LONG TERM INVESTMENTS

Global Solar Water Power Systems Inc. (“GSWPS”)

On February 28, 2010, the Company entered into an Asset and Share Purchase Agreement with the Company’s former chief technical officer - Mr. Mark Snyder to acquire up to 20% ownership interest of GSWPS.

During the year ended August 31, 2013, based on the management’s assessment of GSWPS’s current operations, the Company decided to write down long-term investment in GSWPS to $1.

7.	OIL AND GAS PROPERTY

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

  Issuing to the Vendor 100,000 common shares in the capital stock of the Company as soon as practicable following the execution of this Agreement (issued at $0.02 per share),
  Drilling up to 10 wells in year one and issuing 10,000 common shares per producing well after 60 days of commercial production on or before the first anniversary of this Agreement,
  Drilling up to 20 wells in year two and issuing 10,000 common shares per producing well after 60 days of commercial production on or before the second anniversary of this Agreement,
  Drilling up to 30 wells in year three and issuing 10,000 common shares per producing well after 60 days of commercial production on or before the third anniversary of this Agreement, and
  Drilling up to 40 wells in year four and issuing 10,000 common shares per producing well after 60 days of commercial production on or before the fourth anniversary of this Agreement.

On execution of this agreement the Company issued 100,000 of its common shares at $0.04 per share to Downhole Energy LLC. During the year ended August 31, 2014, based on the management’s assessment the result from the oil and gas property, the Company decided that it will not proceed with the terms of the Agreement and as a result the oil and gas property has been written off to $Nil.

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

The license application for the WOM joint venture was submitted in October 2013. To date the WOM joint venture has been financed by our Company in the amount of $375,000. The $375,000 budget is intended to fund the joint venture through completion of facility upgrades and completion of the licensing process. On September 18, 2014 we announced that we have provided notice to WOM alleging default under the terms of the joint venture agreement for, among other things, their failure to provide financial information in regards to the funding, expenses and operation of the joint venture. WOM has provided notice in response disputing their default, and we are currently in correspondence with WOMs attorney.

Subsequent to year end, on October 16, 2014, the Company entered into a termination and settlement agreement, dated effective October 14, 2014, with WOM and Mathew Chadwick (the “Settlement Agreement”), pursuant to which the parties have entered into mutual releases, Mr. Chadwick has resigned from our board of directors and as an officer of the Company, and WOM has returned back to the treasury of the Company 15,127,287 common shares that had been issued to it. Given the foregoing, all relationships between the parties, including but not limited to the WOM Agreement in regards to the Joint Venture business, have been terminated. As at August 31, 2014, the Company recognized impairment loss for total amount of $392,454.

(b)

On February 7, 2014, the Company has entered into a binding Letter of Intent ("LOI") shall set forth the basic terms of the recent discussions between Enertopia Corporation ("Enertopia") and Wisplite Technologies Incorporated ("WTI") and Wisplite Technologies Group Incorporated (“WTGI”) and CEX Holdings Limited (“CEX”) (collectively, the "Parties") with regard to the acquisition (the "Acquisition") by Enertopia of all of the issued and outstanding shares of WTI. In accordance with the terms of a formal and definitive agreement to be entered into between Enertopia and the current shareholders of WTI (the "Shareholders) (the "Definitive Agreement"), Enertopia shall be entitled to acquire all of the issued and outstanding shares of WTI from the Shareholders. WTGI and CEX are the majority shareholders of WTI. WTI owns certain proprietary technologies, inventions, products, processes, formulae, designs, data, information and materials related to portable vaporizing devices. Upon the execution of this LOI, Enertopia paid WTI the sum of CAD$85,000 which is for the payment of patent payments and associated costs. As at February 28, 2014, the LOI has been terminated and the CAD$85,000 ($76,594) has been expensed.

(c)

On February 28, 2014, the Company has entered into a Joint Venture Agreement ("the GCL Agreement") with The Green Canvas Ltd. ("GCL") (collectively, the "Parties") with regard to the acquisition (the "Acquisition") by Enertopia of up a 75% interest in the business of GCL (the "GCL Business"), being the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes.

The Company shall be entitled to acquire up to 75% ownership interest in the GCL Business (an "Ownership Interest") as follows:

a)	Payment of $100,000 at the time of execution of the LOI (paid);
b)

Either concurrently with or immediately following the Execution Date, Enertopia shall complete the following in return for which Enertopia will be granted and vested with a 49% Ownership Interest in the Business:

	(i)	issue to GCL an aggregate of 10,000,000 common shares of Enertopia ("Shares"); and (issued)
(ii)

pay to GCL the aggregate sum of $500,000, the full amount of which, less the sum of $113,400 payable to Wolverton Securities as a finder's fee, shall be used by GCL to upgrade the GCL Business as may be necessary pursuant to MMPR requirements or as may otherwise be required to advance the GCL Business.(paid)

c)

An aggregate of 6,400,000 of the Shares issued pursuant to the term of CGL Agreement shall be held in escrow (the "Escrow Shares") by the Company’s solicitors until the Effective Date. Upon occurrence of the Effective Date, Enertopia will cause its solicitors to release the Escrow Shares from escrow. (paid)

d)

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
(iii)

This Agreement shall terminate and Enertopia will be released from all obligations under this GCL Agreement and GCL will also be so released provided that it has fulfilled its obligation pursuant to the term of GCL Agreement

The terms of the GCL Agreement also require Enertopia to fund, for a period of three years subject to early termination of the Agreement, any shortfall in the payment of management fees to certain Green Canvas consultants in the amount of $15,000 per month, which fees are to be paid out of the gross profits of the GCL Business.

The parties did not form a separate legal entity as part of the GCL Agreement; therefore, the Company accounts for the GCL Agreement as a collaborative arrangement in accordance with applicable accounting guidance. For the year ended August 31, 2014, the Company recorded $1,873,610 expenses related to such collaborative arrangement. The Company also recorded restricted common shares issued to GCL for total amount of $768,000 as assets.

a)

On March 5, 2014, the Company and Mr. Robert McAllister has entered into a three year Joint Venture Agreement ("JV") with Lexaria Corp. (collectively, the "Parties"). Whereas the Company and Robert McAllister will source opportunities in the business, and the terms and conditions on which the Parties will form a joint venture to jointly participate in, or offer specific opportunities within the business (the "Joint Venture"), and Robert McAllister will join the Lexaria Corp. advisory board for the term of this Agreement. Lexaria Corp. issued the Company 1,000,000 shares and Robert McAllister 500,000 shares upon signing of the Agreement. Lexaria agrees to additionally pay Enertopia a finder’s commission, received at the sole election of Enertopia in either cash or in common restricted shares of Lexaria, within a range of 2% - 5% of the value (less of taxes) of any future business acquisition, joint venture or transaction that Lexaria accepts and closes for the life of this Agreement. Lexaria as its initial Contribution, hereby pays to McAllister 500,000 common restricted shares as compensation for entering the Joint Venture and for McAllister to initiate and during the term of the Agreement continue to provide to Lexaria opportunities for Lexaria to build its business. Lexaria agrees to additionally award McAllister 500,000 stock options to buy common shares of Lexaria, with terms to be specified and ratified by shareholder and regulatory approvals, as compensation for joining and serving as Chairperson of Lexaria’s marihuana business advisory board for the term of this Agreement.

b)

On May 28, 2014, Enertopia and Lexaria signed a Definitive Agreement. Enertopia and Lexaria each wish to develop a business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, marijuana (the "Business") located in Ontario (the "Property"), and on or about April 10, 2014, the Parties entered a Letter of Intent that set forth the basic terms of a proposed joint venture agreement between Enertopia and Lexaria for those purposes. Lexaria issued 500,000 common shares to Enertopia. Enertopia wishes to acquire a license from Health Canada to designate Enertopia as a Licensed Producer pursuant to Canada's Marijuana for Medical Purposes Regulations (the "License"). The Parties are entering into this Agreement to set out the terms and conditions by which Enertopia does own a 51% interest in the Business and Lexaria does own a 49% interest in the Business; and the terms and conditions on which the Parties will form and operate the joint venture to jointly participate in the Business (the "Joint Venture").

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

The parties did not form a separate legal entity as part of the Joint Venture Agreement; therefore, the Company accounts for the Joint Venture as a collaborative arrangement in accordance with ASC 808 “Collaborative Arrangements”. For the year ended August 31, 2014, the Company recorded $9,250 as expenses related to the collaborative arrangement. The Company also recorded leasehold improvement of $6,271 as assets.

9.	SHORT TERM LOAN

On February 9, 2012, the Company signed a Loan Agreement with Robert McAllister, president and director of the Company to borrow $47,380 (CAD$50,000). The loan is unsecured, was due on May 9, 2012 at an interest rate of 10% per annum. Upon the due date, the loan term has been changed to month to month.

On February 20, 2014, the Company paid back the loan in full to Robert McAllister.

10.

RELATED PARTIES TRANSACTION

For the year ended August 31, 2014, the Company was party to the following related party transactions:

  Paid /accrued $69,000 (August 31, 2013: $60,000) to the President of the Company in consulting fees. The Company also granted 250,000 stock options to him.
  Paid/accrued $78,000CAD (August 31, 2013: $66,000CAD) in consulting fees to a company controlled by the CFO of the Company. The Company also granted 250,000 stock options to her.
  Paid/accrued $7,500 (August 31, 2013: $Nil) director fees to the directors of the Company. The Company also granted 50,000 stock options to each director.
  Paid $125,000 (August 31, 2012: $Nil) cash in consulting fees to the Senior Business Development. The Company also granted 100,000 stock options and issued 100,000 common shares to him.
  Included in accounts payable, $64,833 was payable to the President and a company controlled by a CFO of the Company.
  Director of Enertopia fell under the short swing rule and paid the Company $31,922.
  See Notes 8 and 9.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

11.	COMMON STOCK

On September 17, 2013 the Company entered into an AMI Participation Agreement with Downhole Energy LLC to participate in 100% gross interest and 75% net revenue interest for drilling, completion and production of up to 100 oil wells on certain oil and gas leases covering 2,924 in the historic field located in Forest and Venango counties, Pennsylvania. On execution of this agreement the company issued 100,000 of its common shares at a price of $0.02 to Downhole Energy LLC.

On October 4, 2013 the Company entered into a consulting agreement with a six months term with Olibri Acquisitions and issued 750,000 common shares at a price of $0.05 of the Company for services provided in oil and gas consulting.

On November 1, 2013, the Company issued 10,000,000 shares of the restricted common stock of the Company at a price of $0.02 per share to 0984329 B.C. Ltd at the direction of WOM pursuant to the term of LOI signed with WOM.

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

On December 23, 2013, the Company closed its final tranche of a private placement of 2,528,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$126,400 ($126,400). Each warrant will be exercisable into one further share at a price of $0.10 per warrant share for a period of thirty six months following the close. The Company also paid a cash finders fee of $10,140 and 202,800 broker warrants to Canaccord Genuity and Wolverton Securities that are exercisable into one common share at a price of $0.10 that expire on December 23, 2016.

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

On March 11, 2014, as per the terms of the Joint Venture Agreement dated January 16, 2014 with World of Marihuana Productions Ltd., the Company made a payment of $200,000 and issued 1,000,000 at a price of $0.60 per share to 0984329 B.C. LTD, the Company now owns 31% in the Joint Venture business interest with World of Marihuana Productions Ltd.

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

On April 14, 2014, the Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the letter, Mr. Paikin can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Paikin can be eligible to receive up to a total of 1,350,000 common shares of the Company. On July 14, the Company issued 135,000 common shares at a deemed price of $0.14, based on meeting the second milestone.

On April 24, 2014 the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Kent can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Kent can be eligible to receive up to a total of 1,350,000 common shares of the Company. On July 14, the Company issued 135,000 common shares at a deemed price of $0.14, based on meeting the second milestone.

On April 24, 2014 the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Shaxon can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Shaxon can be eligible to receive up to a total of 1,350,000 common shares of the Company. On July 14, the Company issued 135,000 common shares at a deemed price of $0.14, based on meeting the second milestone.

On April 24, 2014 the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Boone or his company can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Boone can be eligible to receive up to a total of 1,350,000 common shares of the Company. On July 14, the Company issued 135,000 common shares at a deemed price of $0.14, based on meeting the second milestone.

On April 24, 2014 the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Springett can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Springett can be eligible to receive up to a total of 1,350,000 common shares of the Company. On July 14, the Company issued 135,000 common shares at a deemed price of $0.14, based on meeting the second milestone.

On April 24, 2014 the Company entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Operations Manager. Upon signing of the contract of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Hornung or his company can be eligible to receive up to a total of 472,500 common shares of the Company. In July, the Company accepted Mr. Hornung’s resignation. The 90,000 common shares of the Company that were issued have been returned back to treasury on September 24, 2014.

On April 30, 2014, 200,000 warrants from previous private placements were exercised into 200,000 common shares of the Company for net proceeds of $40,000.

On May 3, 2014 the Company entered into a one year consulting contract with Bmullan and Associates wholly owned company by Brian Mullan as Security Consultant. Upon signing of the contract of acceptance the Company issued 45,000 common shares at a deemed price of $0.28. Based on the milestones listed in the contract, Mr. Mullan or his company can be eligible to receive up to a total of 225,000 common shares of the Company. On July 14, the Company issued 45,000 common shares at a deemed price of $0.14, based on meeting the second milestone.

On May 29, 2014, the Company accepted and received gross proceeds of $20,000 for the exercise of 200,000 warrants at $0.10 each into 200,000 common shares of the Company.

On June 9, 2014 as per marketing agreement signed with Agoracom on February 27, 2014 for a 12 month contract, the Company made its second quarter payment is $12,500 plus GST by issuing 72,917 common shares of the Company at a market price of $0.18 per share.

On July 1, 2014, the Company has entered into a one year services agreement with TDM Financial for $120,000 payable in common shares of the Company. TDM Financial will provide marketing solutions and strategies to the Company. Upon the signing of the contract with TDM Financial, the Company issued 750,000 common stock of the Company at a deemed price of $0.16 for the term of the agreement.

On July 23, 2014, 252,000 warrants from previous private placements were exercised into 252,000 common shares of the Company for net proceeds of $25,200.

On August 1, 2014 the Company signed an extension to the Letter of intent executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014, as per the terms of the extension, 118,416 common shares of the Company were issued at a deemed price of $0.19 per share.

As at August 31, 2014, the Company had 90,870,747 shares issued and outstanding.

12.	STOCK OPTIONS AND WARRANTS

Stock Options

On July 15, 2014, the shareholders approved and adopted at the Annual General Meeting the Company’s 2014 Stock Option Plan. On April 14, 2011, the shareholders approved and adopted at the Annual General Meeting to consolidate the Company’s 2007 Equity compensation plan and the Company’s 2010 Equity Compensation Plan into a new Company 2011 Stock Option Plan. The purpose of these Plans is to advance the interests of the Corporation, through the grant of Options, by providing an incentive mechanism to foster the interest of eligible persons in the success of the Corporation and its affiliates; encouraging eligible persons to remain with the Corporation or its affiliates; and attracting new Directors, Officers, Employees and Consultants.

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

On January 13, 2014, the Company granted 250,000 stock options to consultant of the Company with respect to the Corporate Development Agreement dated January 13, 2014. The exercise price of the stock options is $0.16, 250,000 stock options vested immediately, expiring January 13, 2019.

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

On April 1, 2014, the Company granted 200,000 stock options vesting immediately, with an exercise price of $0.86, expiring April 1, 2019.

On April 3, 2014, the Company entered into another 3 month Social Media/Web Marketing Agreement with Stuart Gray. The Company issued 100,000 stock options. The exercise price of the stock options is $0.72, 100,000 stock options vested immediately, expiring April 3, 2019.

On April 8, 2014, the Company granted 50,000 stock options to a consultant of the Company. The exercise price of the stock options is $0.50, 50,000 stock options vested immediately, expiring April 8, 2019.

For the year ended August 31, 2014, the Company recorded $773,441 (August 31, 2013 – $Nil) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the years ended August 31, 2014 and 2013 are presented below:

		Options Outstanding

		Weighted Average
	Number of Shares	Weighted Average
		Exercise Price
Balance, August 31, 2013	2,455,000	$0.15
Expired	(150,000)	0.18
Exercised	(900,000)	0.10
Granted	2,250,000	0.70
Balance, August 31, 2014	3,655,000	$0.30

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2014	August 31, 2013
Expected volatility	204%-219%	134.43%-142.22%
Risk-free interest rate	1.33%-1.79%	1.32%-1.46%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.05-$0.69	$0.06

The Company has the following options outstanding and exercisable.

August 31, 2014	Options outstanding			Options exercisable
	Number	Remaining	Exercise	Number	Remaining	Exercise
Exercise prices	of shares	contractual	Price	of shares	contractual	Price
		life		exercisable	life
$0.50	50,000	4.60 years	$0.50	50,000	4.60 years	$0.50
$0.72	100,000	4.59 years	$0.72	100,000	4.59 years	$0.72
$0.86	200,000	4.58 years	$0.86	200,000	4.58 years	$0.86
$0.70	500,000	4.57 years	$0.70	250,000	4.57 years	$0.70
$0.68	*200,000	4.53 years	$0.68	100,000	4.53 years	$0.68
$0.35	50,000	4.43 years	$0.35	50,000	4.43 years	$0.35
$0.16	250,000	4.37 years	$0.16	250,000	4.37 years	$0.16
$0.075	50,000	4.34 years	$0.075	50,000	4.34 years	$0.075
$0.06	550,000	4.18 years	$0.06	550,000	4.18 years	$0.06
$0.10	300,000	0.14 years	$0.10	300,000	0.14 years	$0.10
$0.10	400,000	0.33 years	$0.10	400,000	0.33 years	$0.10
$0.15	555,000	1.45 years	$0.15	555,000	1.45 years	$0.15
$0.15	150,000	1.52 years	$0.15	150,000	1.52 years	$0.15
$0.15	150,000	2.55 years	$0.15	150,000	2.55 years	$0.15
$0.20	100,000	1.19 years	$0.20	100,000	1.19 years	$0.20
$0.25	50,000	1.75 years	$0.25	50,000	1.75 years	$0.25

	3,655,000	2.85 years	$0.30	3,305,000	2.67 years	$0.25

August 31, 2013	Options outstanding			Options exercisable
	Number	Remaining	Exercise	Number		Exercise
Exercise prices	of shares	contractual	Price	of shares		Price
		life		exercisable

$0.10	400,000	1.14 years	$0.10	400,000	1.14 years	$0.10
$0.10	450,000	1.33 years	$0.10	450,000	1.33 years	$0.10
$0.15	655,000	2.46 years	$0.15	655,000	2.46 years	$0.15
$0.15	150,000	2.44 years	$0.15	150,000	2.44 years	$0.15
$0.15	250,000	3.55 years	$0.15	250,000	3.55 years	$0.15
$0.18	150,000	1.98 years	$0.18	150,000	1.98 years	$0.18
$0.20	100,000	1.98 years	$0.20	150,000	1.98 years	$0.20
$0.25	300,000	2.76 years	$0.25	300,000	2.76 years	$0.25

	2,455,000	2.18 years	$0.15	2,455,000	2.18 years	$0.15

*such stock options expired subsequent to year end.

Warrants

On November 26, 2013 the Company closed the first tranche of a private placement of 2,720,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$136,000 ($136,000). Each warrant will be exercisable into one further share at a price of $0.10 per warrant share for a period of thirty six months following the close.

On December 23, 2013, the Company closed its final tranche of a private placement of 2,528,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$126,400 ($126,400). Each warrant will be exercisable into one further share at a price of US$0.10 per warrant share for a period of thirty six months following the close. The Company also paid a cash finders fee of $10,140 and 202,800 broker warrants to Canaccord Genuity and Wolverton Securities that are exercisable into one common share at a price of US$0.10 that expire on December 23, 2016.

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

On July 22, 2014, the Company accepted and received gross proceeds of $25,200 for the exercise of 252,000 warrants at $0.10 each into 252,000 common shares of the Company.

As at August 31, 2013, the Company has 5,429,800 warrants issued and outstanding. A summary of warrants as at August 31, 2014 and 2013 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2013	5,429,800	$0.20
Exercised	(7,181,355)	$0.16
Granted	15,357,800	$0.13
Balance, August 31, 2014	13,606,245	$0.14

Number	Exercise	Expiry
Outstanding [1]	Price	Date

460,000	$0.20	July 27, 2015
136,000	$0.20	August 24, 2015
278,275	$0.20	September 28, 2015
430,670	$0.20	November 15, 2015
1,468,000	$0.10	November 26, 2016
1,438,800	$0.10	December 23, 2016
2,167,160	$0.15	January 31, 2016
7,227,340	$0.15	February 13, 2016
13,606,245

1. Each warrant entitles a holder to purchase one common share.

13.	COMMITMENTS – OTHER

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

(c)

On January 1, 2014 the Company entered into an Social Media/Web Marketing Agreement with Stuart Gray. The initial term of this agreement shall begin on the date of execution of this Agreement and continue for three months. In consideration for the services the Company will pay the Provider Stuart Gray a monthly fee of $5,000. Upon execution of the Agreement, the Company issued 200,000 stock options. The exercise price of the stock options is $0.075, 100,000 stock options vested immediately, 50,000 stock options vested 30 days after the grant and 50,000 stock options vested 60 days after the grant, expiring January 1, 2019.

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

(e)

On February 27, 2014, the Company signed a $50,000 12 month marketing agreement with Agoracom payable in common shares of the Company on a quarterly basis. The first quarter payment of $12,500 has been paid by issuing 54,347 common shares of the Company at a market price of $0.23 per share. On June 9, 2014, the Company made its second quarterly payment by issuing 72,917 common shares of the Company at a market price of $0.18 per share.

(f)

On March 10, 2014, the Company’s Board has appointed Mr. Matthew Chadwick and the Company entered into a Management Agreement with Matthew Chadwick as Senior Vice President of Marijuana Operations. The initial term of this agreement shall begin on the date of execution of this agreement and continue for six months. In consideration for the services the Company was paid Mr. Matthew Chadwick CAD$25,000 per month for five months for a total of $125,000. Subsequent to year end on October 14, 2014, has stepped down as Director from the Company’s Board.

(g)	On March 14, 2014, the Company signed a six month contract for $21,735 with The Money Channel to provide services for national television, internet and radio media campaign.

(h)	On April 1, 2014, the Company entered into a 90 day investor relations contract for CAD $9,000 with Ken Faulkner.

(i)

On April 3, 2014, the Company entered into another 3 month Social Media/Web Marketing Agreement with Stuart Gray. In consideration for the services the Company will pay the Provider Stuart Gray a monthly fee of $5,000.

(j)

On April 24, 2014 the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Kent can be eligible to receive up to a total of 472,500 common shares of the Company.

(k)

On April 24, 2014 the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Shaxon can be eligible to receive up to a total of 472,500 common shares of the Company.

(l)

On April 24, 2014 the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Boone or his company can be eligible to receive up to a total of 472,500 common shares of the Company.

(m)

On April 24, 2014 the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Springett can be eligible to receive up to a total of 472,500 common shares of the Company.

(n)

On April 24, 2014 the Company entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Operations Manager. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Hornung or his company can be eligible to receive up to a total of 472,500 common shares of the Company.

(o)

On July 1, 2014, the Company has entered into a one year services agreement with TDM Financial for $120,000 payable in common shares of the Company. TDM Financial will provide marketing solutions and strategies to the Company. Upon the signing of the contract with TDM Financial, the Company issued 750,000 common stock of the Company at a deemed price of $0.16 for the term of the agreement.

(p)

On August 1, 2014 the Company signed an extension to the Letter of intent executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation (Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014, as per the terms of the extension, 118,416 common shares of the Company were issued at a deemed price of $0.19 per share.

(q)	On August 1, 2014 the Company entered into a three month Investor Relations and Marketing Agreement with Neil Blake with a monthly fee of CAD$2,500.

(r)	On August 1, 2014 the Company entered into a five month consulting Agreement with JAT Metconsult Ltd. with a monthly fee of CAD$6,400.

(s)	Also see notes 7, 8, 11, 15.

14.	INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory income tax rates to income tax benefit at the Company’s effective tax rates at August 31, 2014 and 2013:

	2014		2013

Income (Loss) Before Taxes	$(4,641,006	) $	(730,904)
Statutory tax rate	34%		38.6%
Expected income tax (recovery)	(1,577,942)		(282,129)
Non-deductible items	1,360		(3,778)
Change in estimates	260,756		17,909
Change in enacted tax rate	222,795		(219,744)
Change in valuation allowance	1,093,031		487,742

Income tax expense (recovery)	$-		$-

Deferred taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at August 31, 2014 and 2013 are comprised of the following:

	2014	2013

Net operating loss carry forwards	$3,240,330	$2,117,719
Marketable Securities	(17,000)	131,301
Mineral Properties	-	178,951
	3,223,330	2,427,971
Valuation Allowance	3,223,330	2,427,971

Deferred Tax Assets (Liabilities)	$-	$-

The Company has net operating loss carry forwards of approximately $9,911,204 (2013 - $5,226,818) which may be carried forward to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years:

Expiry	Enertopia	Target	Consolidated
2025	83,396	-	83,396
2026	-	-	-
2027	615,341	-	615,341
2028	350,002	-	350,002
2029	113,828	-	113,828
2030	3,073,726	-	3,073,726
2031	-	-	-
2032	611,284	-	611,284
2033	379,241	-	379,241
2034	4,684,386	-	4,684,386
Total	9,911,204	-	9,911,204

15.	SEGMENTED INFORMATION

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting," the Company has concluded that it currently has three reportable segments: renewable energy, and oil and gas exploration and medical marijuana, which are managed separately based on fundamental differences in their operations nature.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

				Medical
Year ended August 31, 2014	Renewable energy	Oil and Gas		Marijuana	Corporate	Consolidated
Revenues	$-	$-	$		$-	$-

Net income (loss) from operations		2,000		1,882,860	(2,756,145)	(4,641,005)

Total assets	$1	$-		$774,271	$1,488,227	$2,262,499

		Mining exploration
Year ended August 31, 2013	Renewable energy	and development	Corporate	Consolidated
Revenues	$-	$-	$-	$-

Net income (loss) from operations	(56,781)	(526,932)	(147,191)	(730,904)

Total assets	$-	$-	$54,469	$54,469

The operations of the Group are located geographically in the Canada.

16.	COMPARATIVE FIGURES

Certain 2013 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2014.

17.	SUBSEQUENT EVENTS

(a)

The license application for the WOM joint venture was submitted in October 2013. To date the WOM joint venture has been financed by our Company in the amount of $375,000. The $375,000 budget is intended to fund the joint venture through completion of facility upgrades and completion of the licensing process. On September 18, 2014 we announced that we have provided notice to WOM alleging default under the terms of the joint venture agreement for, among other things, their failure to provide financial information in regards to the funding, expenses and operation of the joint venture. WOM has provided notice in response disputing their default, and we are currently in correspondence with WOMs attorney. On October 16, 2014 we entered into a termination and settlement agreement, dated effective October 14, 2014, with WOM and Mathew Chadwick (the “Settlement Agreement”), pursuant to which the parties have entered into mutual releases, Mr. Chadwick has resigned from our board of directors and as an officer of the company, and WOM has returned back to the treasury of the company 15,127,287 common shares that had been issued to it. Given the foregoing, all relationships between the parties, including but not limited to the WOM Agreement in regards to the Joint Venture business, have been terminated.

(b)

On November 3, 2014 the Company granted 2,100,000 stock options to directors, officers and consultants of the Company. The exercise price of the stock options is $0.10, vested immediately, expiring on November 3, 2019.

(c)	On November 18, 2014, the Company granted 100,000 stock options to a consultant of the Company. The exercise price of the stock options is $0.10, vested immediately, expiring on November 18, 2014.

(d)	Also see note 11.

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

As of August 31, 2014, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2014, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President and Director	54	November 2007 April 14, 2008
John Thomas	Director	67	March 19, 2012
Donald Findlay	Director	68	June 2, 2011
Mathew Chadwick	Director	37	March 10, 2014 Resigned October 16, 2014
Greg Dawson	Director	55	June 2, 2011 Resigned March 10,2014
Bal Bhullar	Chief Financial Officer	45	October 9, 2009

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

Greg Dawson, Past Director

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

Mathew Chadwick, Past Director

Mr. Chadwick was a founding partner of World of Marihuana Productions Ltd. He has worked in the horticulture field for over 20 years gaining valuable hands on experience and has been the key contributor to the success of several facilities. Mr. Chadwick’s compassionate nature, thirst for knowledge and focus on bringing awareness to the public body for the need of pain management alternatives has proved to be an asset to the growth of the sector.

Mr. Chadwick has consulted in cultivation, and managed large-scale production of medical marijuana. A participant of the MMAR program since 2004, he has researched growing techniques such as; drip irrigation, ebb and flow, flood and drain, NFT and DWC systems, soilless and coco mediums. Through research and development he implemented and managed practices using advanced methods to achieve superior quality products and maximum yields. Mr. Chadwick also has a long standing career in real estate sales, over the years earning awards for top 10% producing realtor in Greater Vancouver Real Estate Board. Mr. Chadwick resigned on October 16, 2014

Bal Bhullar, Chief Financial Officer

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert McAllister	1(1)	1	N/A
Bal Bhullar	1(1)	1	N/A
John Thomas	1(2)	1	N/A

Notes:

(1)	The director / officer was late filing a Form 4, Change of Beneficial Ownership.
(2)	The director / officer was late filing a Form 3, Initial Statement of Beneficial Ownership.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2014. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2014, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2014 and 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert McAllister(1) President and Director	2013 2013	$72,450 $60,000	Nil Nil	Nil Nil	Nil Nil	$12,200 Nil	Nil Nil	Nil Nil	$84,756 $60,000
John Thomas Director	2014 2013	$6,400 Nil	Nil Nil	Nil Nil	Nil Nil	$2,440 Nil	Nil Nil	Nil Nil	$8,861 Nil
Donald Findlay Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$2,440 Nil	Nil Nil	Nil Nil	$2,500 Nil
Greg Dawson Director resigned March 10, 2014	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$2,440 Nil	Nil Nil	Nil Nil	$2,500 Nil
Mathew Chadwick Director resigned Oct. 16, 2014	2014	$125,000	Nil	Nil	Nil	Nil	Nil	Nil	$125,000
Chris Bunka (2) Former Chief Executive Officer, Director and Chief Financial Officer	2014 2013	Nil $55,000(2)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $55,000
Bal Bhullar(4) Chief Financial Officer	2014 2013	$75,683 $71,416	Nil Nil	Nil Nil	Nil Nil	$12,200 Nil	Nil Nil	Nil Nil	$87,989 $71,416
Mark Snyder(3) Former Chief Technical Officer	2014 2013	Nil $6,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $6,000

(1)           On November 30, 2007, Mr. McAllister was appointed as our President and on April 14, 2008 he was appointed as a director. Salary for Mr. McAllister is largely accrued for 2013 and partially for 2014.

(2)           On July 23, 2013, Mr. Bunka resigned as CEO and Chairman. Salary compensation for Mr. Bunka is accrued fees.

(3)           On June 30, 2013, Mr. Snyder resigned as CTO of the Company.

(4)           Consulting fees for the CFO were largely accrued for 2013 and partially for 2014.

Employment/Consulting Agreements

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

On March 10, 2014, the Company’s Board has appointed Mr. Matthew Chadwick and the Company entered into a Management Agreement with Matthew Chadwick as Senior Vice President of Marijuana Operations. The initial term of this agreement shall begin on the date of execution of this agreement and continue for six months. In consideration for the services the Company was paid Mr. Matthew Chadwick CAD$25,000 per month. This agreement was terminated on August 10, 2014. Mr. Chadwick stepped down from the Board of Enertopia on October 14, 2014.

Other than as set out in this annual report on Form 10-K we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Grants of Plan-Based Awards Table

On October 22, 2009, we granted 500,000 stock options to directors and officers of our company with the exercise price of $0.10 per share, expiring over 5 years. (200,000 have expired)

On December 30, 2009, we granted 650,000 stock options to directors and officers of our company with the exercise price of $0.10 per share, expiring over 5 years. (250,000 stock options have expired).

On November 9, 2010, the Company granted 100,000 stock options to an advisor of the Company exercisable at $0.20 per share, which vested immediately and will expire on November 9, 2015.

On February 14, 2011 the Company granted 1,010,000 stock options to directors, officers, and consultants of the Company with the exercise price of $0.15, which vested immediately and expire on February 14, 2016 (455,000 options have expired).

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

On June 2, 2011, the Company granted 300,000 stock options to directors of the Company with an exercise price of $0.15, which vested immediately and expire on June 2, 2016. 250,000 stock options were exercised in 2014.

On March 19, 2012, the Company granted 450,000 stock options to a director and advisors to the Company with an exercise price of $0.15, of which 225,000 vested immediately and 225,000 vesting on August 15, 2012 and expire March 19, 2017 (200,000of the options have expired).

On November 5, 2013 the Company granted 675,000 stock options to directors, officers, and consultant of the Company with an exercise price of $0.06 vested immediately, expiring November 5, 2018. 125,000 stock options were exercised.

On November 18, 2013, the Company granted 25,000 stock options to consultant of the Company with an exercise price of $0.09 vested immediately, expiring November 18, 2018. 25,000 stock options were exercised.

On January 1, 2014, the Company granted 200,000 stock options to consultant of the Company with an exercise price of $0.075 with 100,000 stock options vesting immediately, 50,000 stock options vested 30 days after the grant and 50,000 stock options vested 60 days after the grant, expiring January 1, 2019. 150,000 stock options were exercised and 50,000 stock options have expired.

On January 13, 2014, the Company granted 250,000 stock options to consultant of the Company with respect to the Corporate Development Agreement dated January 13, 2014. The exercise price of the stock options is $0.16, 250,000 stock options vested immediately, expiring January 13, 2019.

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

On April 3, 2014, the Company entered into another 3 month Social Media/Web Marketing Agreement with Stuart Gray. The Company issued 100,000 stock options. The exercise price of the stock options is $0.72, 100,000 stock options vested immediately, expiring April 3, 2019. The stock options have expired.

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

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert McAllister	250,000 100,000 200,000 255,000			$0.06 $0.10 $0.10 $0.15	2019/11/05 2014/10/22 2014/12/30 2016/02/14
John Thomas	150,000			$0.15	2017/03/19
Donald Findlay	50,000 150,000 50,000			$0.06 $0.15 $0.25	2019/11/05 2016/03/10 2016/06/02

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Bal Bhullar	250,000 100,000 100,000 300,000			$0.06 $0.10 $0.10 $0.15	2019/11/05 2014/10/22 2014/12/30 2016/02/14

Option Exercises

During our fiscal year ended August 31, 2014 there were 200,000 stock options exercised by our director John Thomas.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 20, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert McAllister Kelowna, British Columbia, Canada	4,295,000(2)	4.62%
Bal Bhullar Vancouver, British Columbia, Canada	1,051,000(3)	1.13%
Donald Findlay Calgary, Alberta, Canada	3,652,000(4)	3.93%
John Thomas Vancouver, British Columbia, Canada	1,000,000(5)	1.08%
Directors and Executive Officers as a Group (5 people)	9,998,000	10.75%
Green Canvas Ltd.(6) Regina, Saskatchewan	8,200,000(7)	8.82%
Total	18,100,500	29.57%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 28, 2014. As of November 28, 2014, there were 75,753,460 shares of our company’s common stock issued and outstanding.

(2)	Includes:
	1.	300,000 options which are exercisable at $0.10 into common shares;
	2.	255,000 options which are exercisable at $0.15 into common shares;
	3.	250,000 options which are exercisable at $0.06 into common shares;
	4.	80,000 warrants which are exercisable at $0.20 into common shares; and
	5.	3,410,000 common shares.
(3)	Includes:
	1.	200,000 options which are exercisable at $0.10 into common shares;
	2.	300,000 options which are exercisable at $0.15 into common shares;
	3.	250,000 options which are exercisable at $0.06 into common shares;
	4.	200,000 warrants which are exercisable at $0.15 into common shares; and
	5.	200,000 commons shares.
(4)	Includes:
	1.	150,000 options which are exercisable at $0.15 into common shares;
	2.	50,000 options which are exercisable at $0.25 into common shares;
	3.	50,000 options which are exercisable at $0.06 into common shares;
	4.	1,702,000 warrants which are exercisable at $0.10 common shares; and
	5.	1,702,000 common shares.

(5)	Includes:
	1.	150,000 options which are exercisable at $0.25 into common shares;
	2.	300,000 warrants which are exercisable at $0.10 into common shares;
	3.	50,000 warrants which are exercisable at $0.095 into common shares; and
	4.	500,000 common shares.
(6)	Sean Murray, Ryan Murray and Tim Selinski have voting and dispositive control over securities held by The Green Canvas Ltd\.
(7)	Includes 8,200,000 common shares issued directly to The Green Canvas Ltd., of which 1,200,000 common shares were allocated to a broker as part of their agreement with The Green Canvas Ltd.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

For the year ended August 31, 2014, the Company was party to the following related party transactions:

•	Paid /accrued $69,000 (August 31, 2013: $60,000) to the President of the Company in consulting fees. The Company also granted 250,000 stock options to him.
•	Paid/accrued $78,000CAD (August 31, 2013: $66,000CAD) in consulting fees to a company controlled by the CFO of the Company. The Company also granted 250,000 stock options to her.
•	Paid/accrued $7,500 (August 31, 2013: $Nil) director fees to the directors of the Company. The Company also granted 50,000 stock options to each director.
•	Paid $125,000 (August 31, 2012: $Nil) cash in consulting fees to the Senior Business Development. The Company also granted 100,000 stock options and issued 100,000 common shares to him.
•	Included in accounts payable, $64,833 was payable to the President and a company controlled by a CFO of the Company.
•	Director of Enertopia fell under the short swing rule and paid the Company $31,922.
•	See Notes 8 and 9.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

Director Independence

We currently act with four (4) directors, consisting of Robert McAllister, Donald Findlay, John Thomas and Mathew Chadwick We have determined that Donald Findlay and John Thomas are an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2014 and for fiscal year ended August 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2014	August 31, 2013
Audit Fees	18,832	30,759
Audit Related Fees	19.377	25,651
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	38,209	56,411

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by MNP LLP for fiscal year ended August 31, 2014.

Audit related Fees. There were $19,377 audit related fees paid to MNP LLP for the fiscal year ended August 31, 2014 and $25,651 for the fiscal year ended August 31, 2013.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2014 and August 31, 2013, we did not use MNP LLP for non-audit professional services or preparation of corporate tax returns.

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
Date: November 28, 2014.

By:        /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 28, 2014.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 28, 2014.

By:        /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 28, 2014.