Form 10-Q
period 2014-11-30
Enertopia Corp.
filed 2015-01-14
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

     Form 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    November 30, 2014

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
75,653,860 common shares issued and outstanding as of December 18, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three months period ended November 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30	August 31
	2014	2014

ASSETS
Current
Cash and cash equivalents	$620,149	$888,122
Owned securities (Note 4)	293,750	323,750
Accounts receivable	49,942	42,264
Prepaid expenses and deposit	129,752	234,091
Total current assets	1,093,593	1,488,227

Non-Current
Long term investments - GSWPS (Note 5)	1	1
Medical Marijuana Assets (Note 6)	391,068	774,271
Total Assets	$1,484,662	$2,262,499

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$243,025	$234,993
Deferred Revenues	270,000	280,000
Due to related parties (Note 7)	72,910	64,833
Total Current Liabilities	585,935	579,826

STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 75,653,460 common shares at November 30, 2014 and August 31,2014: 90,870,747	75,653	90,870
Additional paid-in capital	12,550,279	14,070,611
Shares to be returned	-	(1,713,145)
Deficit accumulated during the exploration stage	(11,727,205)	(10,765,663)
Total Stockholders' Equity	898,727	1,682,673
Total Liabilities and Stockholders' Equity	$1,484,662	$2,262,499

The accompanying notes are an integral part of these consolidated financial statements

F1

     ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO November 30, 2014
(Expressed in U.S. Dollars)

							DEFICIT
							ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK		STOCK	DURING	TOTAL
			PAID-IN	TO BE		TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED		RETURNED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	-	$-	$-	$-	$		$-	$-

Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-			-	109,350

Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-			-	333,750

Stock to be issued	125,000	-	37,375	125			-	37,500

Comprehensive income (loss):

(Loss) for the period	-	-	-	-			(167,683)	(167,683)

Balance, August 31, 2005	6,705,000	6,580	473,895	125			(167,683)	312,917

Stock issued on September 29, 2005	-	125	-	(125)			-	-

Comprehensive income (loss):

(Loss) for the year	-	-	-	-			(200,091)	(200,091)

Balance, August 31, 2006	6,705,000	6,705	473,895	-	-	(367,774)	112,826

Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236				163,329

Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	-	275,000

Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	-	50,000

Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	-	300,000

Imputed interest from non-interest bearing loan	-	-	3,405	-	-	-	3,405

Comprehensive income (loss):

(Loss) for the year	-	-	-	-	-	(607,397)	(607,397)

Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$-	$(975,171)	$297,163

Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	-	2,900,100

Imputed interest from non-interest bearing loan	-	-	7,139	-	-	-	7,139

Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	-	104,257

Comprehensive income (loss):

(Loss) for the year	-	-	-	-	-	(372,535)	(372,535)

Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$-	$(1,347,706)	$2,936,124

Imputed interest for non-interest bearing loan	-	-	4,410	-	-	-	4,410

Stock-based compensation	-	-	35,780	-	-	-	35,780

Comprehensive income (loss):

(Loss) for the year	-	-	-	-	-	84,233	84,233

Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$-	$(1,263,473)	$3,060,547

Imputed interest for non-interest bearing loan			2,442				2,442

Stock-based compensation			78,858				78,858

Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500				125,000

Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068				83,625

Gain on settlement of the amount due to related parties			34,542				34,542

Comprehensive income (loss):

(Loss) for the year	-	-	-	-	-	(2,955,141)	(2,955,141)

Balance, August 31, 2010	15,710,240	15,710	4,632,777	-	-	(4,218,614)	429,873

Debt settlement on November 22, 2010	62,500	63	9,313				9,376

Debt settlement on November 19, 2010	100,000	100	14,900				15,000

Stock-based compensation			254,443				254,443

Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264	-	-		893,993

Share Issuance costs			(96,490)	-	-		(96,490)

Warrants issued on March 3, 2011			(848,459)				(848,459)

Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000				-

Debt settlement on March 16, 2011	78,125	78	12,422				12,500

Debt settlement on April 27, 2011	360,000	360	157,412				157,772

Debt settlement on April 27, 2011	100,000	100	45,900				46,000

Shares issued Wildhorse on April 11, 2011	500,000	500	74,500				75,000

Share issuance correction on Jun 4, 2011	4,000	4	(4)				-

Comprehensive income (loss):

(Loss) for the year						(165,405)	(165,405)

Balance, August 31, 2011	24,643,865	$24,644	$5,142,978	$-	$-	$(4,384,019)	$783,603

Stock-based compensation			66,953				66,953

Shares issued Altar on October 11, 2011	100,000	100	9,900				10,000

Shares issued Wildhorse on March 30, 2012	150,000	150	14,850				15,000

Shares issued Tom Ihrke on April 10, 2012	93,750	94	9,281				9,375

Shares subscription for cash on April 13, 2012	2,080,000	2,080	191,499				193,579

Shares subscription for cash on July 27, 2012	600,000	600	29,400				30,000

Shares subscription for cash on August 24, 2012	160,000	160	7,840				8,000

Comprehensive income (loss):

(Loss) for the year						(1,009,735)	(1,009,735)

Balance, August 31, 2012	27,827,615	$27,828	$5,472,701	$-	$-	$(5,393,754)	$106,775

Shares issued for cash September 28, 2012	1,074,500	1,074	48,676				49,750

Shares issued Altar on November 24, 2012	100,000	100	5,900				6,000

Shares issued for cash November 15, 2012	1,152,300	1,152	49,498				50,650

Shares issued to Mark Snyder	160,000	160	15,840				16,000

Debt settlement on March 1, 2013			30,280				30,280

Comprehensive income (loss):

(Loss) for the year						(730,904)	(730,904)

Balance, August 31, 2013	30,314,415	30,314	5,622,895	-	-	(6,124,658)	(471,449)

Shares issued to Downhole Energy	100,000	100	1,900				2,000

Shares issued to Stewart Briggs/Olibri	750,000	750	36,750				37,500

Shares issued for MM Assets	10,000,000	10,000	190,000				200,000

Shares issued for Investor Relations	200,000	200	13,800				14,000

Shares issued for cash for PP on Nov 18	2,720,000	2,720	133,280	136,000

Shares issued for cash for PP on Dec 23	2,528,000	2,528	113,732	116,260

Shares issued per Agreement with DS	250,000	250	37,250	37,500

Shares issued per JV with WOM	5,000,000	5,000	895,000	900,000

Shares issued for cash for PP on Jan 31	4,292,000	4,292	395,292	399,584

Shares issued for warrant conversion	1,126,500	1,127	214,973	216,100

Shares issued for option conversion	450,000	450	43,800	44,250

Shares issued for cash for PP on Feb 13	12,946,000	12,946	1,182,070	1,195,016

Shares issued as per Agreeement with Agora	54,347	54	12,446	12,500

Shares issued per JV Agreement with GCL	10,000,000	10,000	2,090,000	2,100,000

Shares issued per JV Agreement with WOM	1,000,000	1,000	599,000	600,000

Shares issued for warrant conversion	5,827,855	5,828	909,143	914,971

Shares issued for option conversion	425,000	425	83,800	84,225

Shares issued as per agreement with R. Chadwick	100,000	100	59,900	60,000

Shares issued as per agreement with Dr. Melamede	250,000	250	169,750	170,000

Shares issued as per various Ontario agreements	623,297	623	212,676				213,299

Shares issued as per Agreement with Agora	72,917	73	13,053				13,126

Shares issued as per various Ontario agreements	720,000	720	100,080				100,800

Shares issued as per Agreement with Emerging LLC	750,000	750	119,250				120,000

Shares issued for warrant conversion	252,000	252	24,948				25,200

Shares issued per LOI Burlington	118,416	118	22,382				22,500

Stock Based Compensation			773,441				773,441

WOM JV Termination, shares back to Treasury					(1,682,545)		(1,682,545)

Shares returned for contract cancellation C. Hornung					(30,600)		(30,600)

Comprehensive income (loss):

(Loss) for the year						(4,641,005)	(4,641,005)

Balance, August 31, 2014	90,870,747	90,871	14,070,611	-	(1,713,145)	(10,765,663)	1,682,673

WOM JV Termination, shares back to Treasury	(15,127,287)	(15,127)	(1,667,418)		1,682,545		-

Shares returned for contract cancellation C. Hornung	(90,000)	(90)	(30,510)		30,600		-

Stock based compensation			177,596				177,596

Comprehensive income (loss):

(Loss) for the period						(961,542)	(961,542)

Balance, November 30, 2014	75,653,460	75,653	12,550,279	-	-	(11,727,205)	898,727

The accompanying notes are an integral part of these consolidated financial statements

     Enertopia Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			NOVEMBER 24, 2004
	Three Months Ended		TO
	November 30	November 30	November 30
	2014	2013	2014

Revenue
Non-renewal energy - natural gas and oil revenue	$-	$-	$374,342
Renewable energy - service revenue	-	-	32,119

	-	-	406,461
Cost of revenue
Non-renewable energy:
Natural gas and oil operating costs and royalties	-	-	141,197
Depletion	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	293,436
Renewable energy	-	-	48,050

	-	-	781,173

Gross Profit	-	-	(374,711)

Expenses
Accounting and audit	35,416	18,724	466,647
Sales & Marketing	-	-	3,045
Advertising & Promotions	48,749	29,261	300,020
Bank charges and interest expense	393	346	71,372
Consulting	398,197	66,021	3,961,922
Mineral exploration costs	-	-	520,869
Fees and dues	8,752	8,946	211,561
Insurance	2,049	4,200	96,410
Investor relations	6,735	14,000	174,733
Legal and professional	23,521	-	325,686
Office and miscellaneous	6,217	2,052	97,180
Rent	24,095	546	165,164
Telephone	789	-	22,912
Training & Conferences	-	4,853	48,388
Travel	2,629	460	177,624

Total expenses	557,542	149,409	6,643,533

(Loss) for the period before other items	(557,542)	(149,409)	(7,018,244)

Other income (expense)
Other income	10,000	-	91,355
Impairment of long term investments (Note 7)	(30,000)	-	(752,889)
MMJ license expenses	(384,000)	-	(2,266,860)
Others	-		22,775
Equity interest pick up	-	-	(17,744)
Gain on owned securities	-	-	(283,082)
Gain on disposition of oil and gas interests	-	-	522,976
Revaluation of warrants liability	-	-	896,019
Write down of oil and gas properties (Note 6)	-	-	(2,921,511)

Net loss and comprehensive loss for the period	$(961,542)	$(149,409)	$(11,727,205)

Basic and diluted income (loss) per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	80,906,329	30,154,415

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24,
	Three Months Ended		2004
	November	November	TO
	30,	30,	November 30,
	2014	2013	2014
Cash flows used in operating activities

Net Income (loss)	$(961,542)	$(149,409)	$(11,727,205)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	177,595	35,197	1,608,286
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,436
Stock issued for services	-	-	37,500
MMJ expenses	384,000	-	1,716,010
Write down of oil and gas properties	-	-	2,921,511
Gain on disposition of oil and gas properties	-	-	(522,976)
Fair value of warrants liabilities	-	-	(896,019)
Gain on owned securities	-	-	283,082
Equity pick-up	-	-	17,744
Impairment of long term investments (Note 7)	30,000	-	301,295
Imputed interest	-	-	17,396
Accrued loan interest	-	-	17,928
Other non-cash activities	(10,000)	26,500	530,166
Change in non-cash working capital items:			-
Accounts receivable	(7,678)	(2,763)	(20,002)
Prepaid expenses and deposit	103,542	4,097	114,338
Accounts payable and accrued liabilities	16,110	(14,870)	232,864
Due to related parties	-	37,958	95,496

Net cash (used in) operating activities	(267,973)	(63,290)	(4,680,661)

Cash flows from (used in) investing activities
Proceeds from sale of marketable securities	-	-	56,241
Oil and gas properties acquisition and divestment	-	-	(345,180)
Proceeds from sale of oil and gas interests	-	-	521,545
Mineral resource properties acquisition	-	-	(231,843)
Investment in GSWPS	-	-	(103,500)
Investment in Pro Eco	-	-	(34,995)
Investment in Medical Marijuana Operations	-	-	(6,271)
Cash provided in connection with business acquisition	-	-	201,028

Net cash from (used in) investing activities	-	-	57,025

Cash flows from financing activities
Promissory notes - related party	-	-	2,665
Net Proceeds from Options exercised	-	-	128,500
Net Proceeds from Warrants exercised	-	-	1,156,246
Net proceeds from subscriptions received	-	151,000	3,956,374

Net cash from financing activities	-	151,000	5,243,785

Increase (Decrease) in cash and cash equivalents	(267,973)	87,710	620,149

Cash and cash equivalents, beginning of period	888,122	1,341	-

Cash and cash equivalents, end of period	$620,149	$89,051	$620,149

Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2014
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the period ended November 30, 2014 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2014 audited annual consolidated financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company was an independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States and Canada. In the fiscal year 2010, the Company shifted its strategic plan from its non-renewal energy operations to its planned renewal energy operations and natural resource acquisition and development. In late summer of 2013, the Company added another business sector in its entrance to medical marijuana and alternative health and wellness and is considered a development stage company. The Company has offices in Vancouver and Kelowna, B.C., Canada.

Effective September 25, 2009, we effected one (1) for two (2) share consolidation of our authorized and issued and outstanding common stock.

On February 8, 2010, the Company changed its name from Golden Aria Corp. to Enertopia Corp.

On February 22, 2010, the Company increased its authorized share capital to 200,000,000 common shares.

2.	GOING CONCERN UNCERTAINTY

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $961,542 for the three months ended November 30, 2014 [net loss of $149,409 for the three months ended November 30, 2013] and as at November 30, 2014 has incurred cumulative losses of $11,727,205 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

As at November 30, 2014 owned securities consist of 375,000 common shares of Cheetah Oil & Gas Ltd. obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Cheetah Oil & Gas Ltd. was $0.01 per share as at November 30, 2014 ( August 31, 2014 - $0.01) .

As at November 30, 2014 owned securities consist of 1,000,000 common shares of Lexaria Corp. obtained through Definitive Agreements as per Note 7. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Lexaria Corp. was $0.09 per share as at November 30, 2014.

As at November 30, 2014 owned securities consist of 500,000 restricted common shares of Lexaria Corp. Such shares to be released to the Company when a valid license from Health Canada, which designate Enertopia as a Licensed Producer pursuant to Canada's Marijuana for Medical Purposes Regulations (the “MMPR license”) , has been received. In the event of MMPR license has not been received within 24 months of the date of this agreement, such shares will be cancelled and returned to treasury. Restricted shares are not within the scope of ASC 320-10 and are therefore accounted for at cost less other than temporally impairment if the restriction does not terminated within one year. No other than temporally impairment incurred as at November 30, 2014.

5.	LONG TERM INVESTMENTS

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

6.	MEDICAL MARIJUANA INVESTMENT

(a)

The Company has entered into a Joint Venture Agreement (the “ WOM Agreement”) on January 16, 2014 with World of Marijuana Productions Ltd. (“WOM”) where the Company can acquire up to 51% of the Joint Venture business ownership interest. WOM is expected to acquire a licence issued by Health Canada (the "Licence") to allow for WOM to operate a business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana (the “WOM Business”) which shall be located at 33420 Cardinal Street, Mission, British Columbia (the "Premises"). Both parties entered into a non-binding Letter Of Intent dated for reference the 1st day of November, 2013 (the "LOI") which shall be superseded by the WOM Agreement. Both parties entered into the WOM Agreement which set out the terms and conditions in which the Company may acquire up to a 51% ownership interest in the Joint Venture WOM Business. The Effective Date" means the first business day following the day on which WOM has received the final and duly issued Licence from Health Canada and has notified Enertopia of such receipt. The execution date (the “Execution Date”) is upon signing of this WOM Agreement.

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

On October 16, 2014, the Company entered into a termination and settlement agreement, dated effective October 14, 2014, with WOM and Mathew Chadwick (the “Settlement Agreement”), pursuant to which the parties have entered into mutual releases, Mr. Chadwick has resigned from our board of directors and as an officer of the Company, and WOM has returned back to the treasury of the Company 15,127,287 common shares that had been issued to it. Given the foregoing, all relationships between the parties, including but not limited to the WOM Agreement in regards to the Joint Venture business, have been terminated. On August 31, 2014, the Company had recognized impairment loss for total amount of $392,454.

(b)

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

The parties did not form a separate legal entity as part of the GCL Agreement; therefore, the Company accounts for the GCL Agreement as a collaborative arrangement in accordance with applicable accounting guidance. As at November 30, 2014, the Company also recorded restricted common shares issued to GCL for total amount of $384,000 as assets. As at November 30, 2014, the Company recorded $384,000 in expenses related to the agreement.

(d)

On March 5, 2014, the Company and Mr. Robert McAllister has entered into a three year Joint Venture Agreement ("JV") with Lexaria Corp. (collectively, the "Parties"). Whereas the Company and Robert McAllister will source opportunities in the business, and the terms and conditions on which the Parties will form a joint venture to jointly participate in, or offer specific opportunities within the business (the "Joint Venture"), and Robert McAllister will join the Lexaria Corp. advisory board for the term of this Agreement. Lexaria Corp. issued the Company 1,000,000 shares and Robert McAllister 500,000 shares upon signing of the Agreement. Lexaria agrees to additionally pay Enertopia a finder’s commission, received at the sole election of Enertopia in either cash or in common restricted shares of Lexaria, within a range of 2% - 5% of the value (less of taxes) of any future business acquisition, joint venture or transaction that Lexaria accepts and closes for the life of this Agreement. Lexaria as its initial Contribution, hereby pays to McAllister 500,000 common restricted shares as compensation for entering the Joint Venture and for McAllister to initiate and during the term of the Agreement continue to provide to Lexaria opportunities for Lexaria to build its business. Lexaria agrees to additionally award McAllister 500,000 stock options to buy common shares of Lexaria, with terms to be specified and ratified by shareholder and regulatory approvals, as compensation for joining and serving as Chairperson of Lexaria’s marijuana business advisory board for the term of this Agreement.

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

The parties did not form a separate legal entity as part of the Joint Venture Agreement; therefore, the Company accounts for the Joint Venture as a collaborative arrangement in accordance with ASC 808 “Collaborative Arrangements”. During the year ended August 31, 2014, the Company recorded $9,250 as expenses related to the collaborative arrangement. The Company also recorded leasehold improvement of $6,271 as assets. As at November 30, 2014, the Company recorded $5,462 in expenses relating to the agreement.

7.	RELATED PARTIES TRANSACTION

For the three months ended November 30, 2014, the Company was party to the following related party transactions:

•	Paid/accrued $19,500 (November 30, 2013: $15,000) to the President of the Company in consulting fees.
•	Paid/accrued $22,500CAD (November 30, 2013: $16,500CAD) in consulting fees to a company controlled by the CFO of the Company.
•	Paid $19,200CAD (November 30, 2013: $Nil) in directors fees to a director of the Company.
•	$64,833 was payable to the President and a company controlled by a CFO of the Company.
•	See Note 7

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

8.	COMMON STOCK

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

As at November 30, 2014, the Company had 75,653,460 shares issued and outstanding.

9.	STOCK OPTIONS AND WARRANTS

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

On November 3, 2014 the Company granted 2,100,000 stock options to directors, officers, and consultant of the Company with an exercise price of $0.10 vested immediately, expiring November 3, 2019.

On November 18, 2014, the Company granted 100,000 stock options to consultant of the Company with an exercise price of $0.10 vested immediately, expiring November 13, 2019.

For the three months ended November 30, 2014, the Company recorded $177,595 (November 30, 2013 – $35,197) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the three months ended November 30, 2014 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2014	3,655,000	$0.33
Expired	(550,000)	0.10
Granted	2,200,000	0.10
Balance, November 30, 2014	5,305,000	$0.21

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	November 30 2014	August 31, 2014
Expected volatility	216%-219%	204%-219%
Risk-free interest rate	1.63%-1.79%	1.33%-1.79%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.06-$0.07	$0.05-$0.69

The Company has the following options outstanding and exercisable.

November 30, 2014	Option Outstanding			Option Excerciseable
Exercise Price	Number of Share	Remaining Contractual Life	Exercise Price	Number of Shares exerciseable	Exercise Price
$0.10	100,000	4.97 years	$0.10	100,000	$0.10
$0.10	2,100,000	4.93 years	$0.10	2,100,000	$0.10
$0.50	50,000	4.35 years	$0.50	50,000	$0.50
$0.86	100,000	4.32 years	$0.86	100,000	$0.86
$0.70	500,000	4.32 years	$0.70	250,000	$0.70
$0.68	200,000	4.28 years	$0.68	100,000	$0.68
$0.35	50,000	4.18 years	$0.35	25,000	$0.35
$0.16	250,000	4.12 years	$0.16	250,000	$0.16
$0.06	550,000	3.93 years	$0.06	550,000	$0.06
$0.10	400,000	0.08 years	$0.10	400,000	$0.10
$0.15	555,000	1.21 years	$0.15	555,000	$0.15
$0.15	150,000	1.27 years	$0.15	150,000	$0.15
$0.15	150,000	2.30 years	$0.15	150,000	$0.15
$0.20	100,000	0.94 years	$0.20	100,000	$0.20
$0.25	50,000	1.50 years	$0.25	50,000	$0.25

	5,305,000	3.64 years	$0.21	5,305,000	$0.21

August 31, 2014	Options outstanding			Options exercisable
		Remaining		Number	Remaining
	Number	contractual	Exercise	of shares	contractual	Exercise
Exercise prices	of shares	life	Price	exercisable	life	Price
$0.50	50,000	4.60 years	$0.50	50,000	4.60 years	$0.50
$0.72	100,000	4.59 years	$0.72	100,000	4.59 years	$0.72
$0.86	200,000	4.58 years	$0.86	200,000	4.58 years	$0.86
$0.70	500,000	4.57 years	$0.70	250,000	4.57 years	$0.70
$0.68	200,000	4.53 years	$0.68	100,000	4.53 years	$0.68
$0.35	50,000	4.43 years	$0.35	50,000	4.43 years	$0.35
$0.16	250,000	4.37 years	$0.16	250,000	4.37 years	$0.16
$0.075	50,000	4.34 years	$0.075	50,000	4.34 years	$0.075
$0.06	550,000	4.18 years	$0.06	550,000	4.18 years	$0.06
$0.10	300,000	0.14 years	$0.10	300,000	0.14 years	$0.10
$0.10	400,000	0.33 years	$0.10	400,000	0.33 years	$0.10
$0.15	555,000	1.45 years	$0.15	555,000	1.45 years	$0.15
$0.15	150,000	1.52 years	$0.15	150,000	1.52 years	$0.15
$0.15	150,000	2.55 years	$0.15	150,000	2.55 years	$0.15
$0.20	100,000	1.19 years	$0.20	100,000	1.19 years	$0.20
$0.25	50,000	1.75 years	$0.25	50,000	1.75 years	$0.25

	3,655,000	2.85 years	$0.30	3,305,000	2.67 years	$0.25

Warrants

A summary of warrants as at November 30, 2014 and August 31, 2014 is as follows:

	Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2014	13,606,245	$ 0.14
Balance, November 30, 2014	13,606,245	$ 0.14

Number	Exercise	Expiry
Outstanding [1]	Price	Date
460,000	$0.20	July 27, 2015
136,000	$0.20	August 24, 2015
278,275	$0.20	September 28, 2015
430,670	$0.20	November 15, 2015
1,468,000	$0.10	November 26, 2016
1,438,800	$0.10	December 23, 2016
2,167,160	$0.15	January 31, 2016
7,227,340	$0.15	February 13, 2016
13,606,245

1.	Each warrant entitles a holder to purchase one common share.

10.	COMMITMENTS – OTHER

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

(c)

On January 13, 2014, the Company entered into a corporate development agreement with Don Shaxon. The initial term of this agreement shall begin on the date of execution of this agreement and continue for twelve months. Thereafter the agreement will continue on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services the Company will pay the Provider Don Shaxon a signing stock bonus of 250,000 common shares of the Company, one-time cash bonus of $40,000 90 days after the commencement of the contract, and a monthly fee of $3,500 plus $500 in monthly expenses. Upon execution of the Agreement, the Company also granted 250,000 stock options. to Don Shaxon with respect to the corporate development agreement dated January 13, 2014. The exercise price of the stock options is $0.16, 250,000 stock options vested immediately, expiring January 13, 2019. On January 13, 2014, the Company signed an Addendum with Don Shaxon. The monthly compensation increased to $7,500 including expenses.

(d)

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

(e)

On April 24, 2014 the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Kent can be eligible to receive up to a total of 472,500 common shares of the Company.

(f)

On April 24, 2014 the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the

(g)

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

(h)

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

(i)

On July 1, 2014, the Company has entered into a one year services agreement with TDM Financial for $120,000 payable in common shares of the Company. TDM Financial will provide marketing solutions and strategies to the Company. Upon the signing of the contract with TDM Financial, the Company issued 750,000 common stock of the Company at a deemed price of $0.16 for the term of the agreement.

(j)

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

(k)	On August 1, 2014 the Company entered into a three month Investor Relations and Marketing Agreement with Neil Blake with a monthly fee of CAD$2,500.

(l)	On August 1, 2014 the Company entered into a five month consulting Agreement with JAT Metconsult Ltd. with a monthly fee of CAD$6,400.

(m)

On September 18, 2014, we entered into a contract with our joint venture partner Lexaria Corp., and Maureen McGrath pursuant to which Ms. McGrath will lead the National Medical Marijuana Awareness and Outreach Strategy, a public awareness program jointly administered by Lexaria and our company.

(n)	Also see note 7.

11.	SEGMENTED INFORMATION

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

Quarter ended November 30, 2014	Renewable energy		Medical Marijuana		Corporate	Consolidated

Revenues	$-	$		$		$-
Net income (loss) from operations			(389,462)		(572,080)	(961,542)
Total assets	$1		$391,068		$1,093,593	$1,484,662

The operations of the Group are located geographically in the Canada.

12.	SUBSEQUENT EVENTS

(a)

On December 12, 2014, the Company signed an extension on an amended Preliminary Lease Agreement and Extension of LOI, that was first executed on April 10, 2014 on behalf of Lexaria CanPharm Corp. - a wholly owned subsidiary of Lexaria, and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”).

13.	COMPARATIVE INFORMATION

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

From inception until April 2008, we were primarily engaged in the acquisition and exploration of natural resource properties. Beginning in April 2008, we began our entry into the clean energy sector by purchasing an interest in a solar thermal design and installation company. In late summer 2013, we began our entry into medicinal marijuana business. During our 2014 fiscal year end our activities in the clean energy sector have been discontinued. Our activities in the natural resources sector have also been discontinued. The Company is pursuit of business opportunities in Medicinal Marijuana and alternative health and wellness.

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

On February 8, 2010, the Company changed its name from Golden Aria Corp. to Enertopia Corp. Our new CUSIP number is 29277Q1047.

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

On March 3, 2011, the Company closed a private placement of 8,729,000 units at a price of CAD$0.10 per unit for gross proceeds of CAD$872,900, or US$893,993. Each unit consisted of one common share in the capital of our company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share in the capital of our company until March 3, 2013, subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20. As per the terms of the Subscription Agreement, our company grants to the Subscribers a participation right to participate in future offerings of our securities as to their pro rata shares for a period of 12 months from the closing of the Private Placement. We paid broker commissions of $48,930 in cash and issued 489,300 brokers warrants. Each full warrant entitled the holder to purchase oneadditional common share in the capital of our company that expired on March 3, 2013, which was subject to accelerated expiry as set out in the warrant certificate, at a purchase price of CAD$0.20.

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

We entered into a Letter of Intent Agreement (“LOI”) on November 1, 2013 with 0786521 BC Ltd. (also known as World of Marijuana Productions Ltd.) (the “Vendor”) to acquire 51% of the issued and outstanding capital stock of the Vendor. The Vendor is the owner, operator of a Medical Marijuana operation located at 33420 Cardinal Street, Mission, British Columbia, Canada. The LOI was not comprehensive and subject to the negotiation of a definitive agreement. On the execution of the LOI, we issued 10,000,000 of our common shares to the Vendor. The LOI was superseded by our joint venture agreement with World of Marijuana Productions Ltd. dated January 16, 2014, described below.

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

On January 16, 2014 we entered into a Joint Venture Agreement with World of Marijuana Productions Ltd. (“WOM”) to acquire up to a 51% ownership interest in a joint venture between WOM and our company. WOM was to acquire a medical marijuana production licence from Health Canada to in order to establish a medical marijuana production facility to be located at 33420 Cardinal Street, Mission, British Columbia.. The Joint Venture Agreement superseded the Letter of Intent between our company and WOM dated November 1, 2013 (the "LOI"). Our company issued 16,000,000 common shares and paid a total of $375,000 to WOM to acquire a 31% interest in the joint venture. Subsequent to year end, on October 16, 2014 we entered into a termination and settlement agreement, dated effective October 14, 2014, with WOM and Mathew Chadwick (the “Settlement Agreement”), pursuant to which the parties have entered into mutual releases, Mr. Chadwick has resigned from our board of directors and as an officer of our company, and WOM has returned for cancellation 15,127,287 of our common shares that had been issued to it. Given the foregoing, all relationships between the parties, including but not limited to the joint venture, have been terminated.

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

On February 28, 2014, we entered into a Joint Venture Agreement with The Green Canvas Ltd. ("GCL") pursuant to which we may acquire up to a 75% interest in the business of GCL, being the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana for medical purposes. We paid $100,000 to the GCL upon execution of the agreement. Subsequently, we issued to GCL an aggregate of 10,000,000 of our common shares at a price of $0.235 per share; and paid to GCL the aggregate sum of $500,000, to earn a 49% interest in GCL’s business. With the exception of $113,400 payable to Wolverton Securities, the full amount of the $500,000 is to be used by GCL to upgrade the its existing medical marijuana production facility to meet the standards introduced by the Marijuana for Medical Purposes Regulations (“MMPR”) administered by Health Canada.

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

On March 11, 2014, as per the terms of the Joint Venture Agreement dated January 16, 2014 with World of Marijuana Productions Ltd. (“WOM”), our company made a payment of $200,000 and issued 1,000,000 at a price of $0.60 per share to 0984329 B.C. LTD. As a result our company acquired 31% of the Joint Venture business interest. We subsequently relinquished the 31% interest pursuant to the Termination and Settlement Agreement with WOM and Mathew Chadwick dated October 14, 2014. WOM returned for cancellation 15,127,287 previously issued shares of our common stock in consideration for our 31% interest.

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

On April 10, 2014, a Letter of Intent ("LOI") was signed by Enertopia Corporation, or its wholly-owned subsidiary ("Enertopia") and Lexaria Corp., or its wholly-owned subsidiary ("Lexaria") (collectively, the "Parties") with regard to the ownership by Enertopia of a 51% interest in the business, and the ownership by Lexaria of a 49% interest in the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana for medical purposes under the MMPR (the "Business") Acquisition Structure. Whereby, Lexaria issued 500,000 common shares to Enertopia. In accordance with the terms of a formal and definitive Agreement to be entered into between Enertopia and Lexaria (the "Definitive Agreement"), Enertopia shall own 51% ownership interest in the Business (the "Enertopia Ownership") and Lexaria shall own 49% ownership interest in the Business (the “Lexaria Ownership”). Within 10 days, Enertopia shall contribute $45,000 and Lexaria shall contribute $55,000 to the Business. Upon the execution of this LOI, Enertopia and Lexaria shall structure a joint venture for legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana for medical purposes under the MMPR. At such time the Parties will be deemed to have formed a joint venture for the operation, management and further development of the Business (the "Joint Venture"). Lexaria will pay 55% of all costs to earn its 49% net Ownership Interest and Enertopia will pay 45% of all costs to earn its 51% Ownership Interest. A total of 500,000 Definitive Agreement Shares shall be issued to Enertopia, held in escrow (the "Escrow Shares") by Lexaria's solicitors until such date as the License (as hereinafter defined) has been obtained by Enertopia (the "Effective Date"). Upon occurrence of the Effective Date, the Escrow Shares will be released from escrow. In the event the Effective Date does not occur within 12 months of the date of the Definitive Agreement (the "Execution Date"), the Definitive Agreement Shares shall be cancelled and returned to treasury.

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

On September 18, 2014, we entered into a contract with our joint venture partner Lexaria Corp., and Maureen McGrath pursuant to which Ms. McGrath will lead the National Medical Marijuana Awareness and Outreach Strategy, a public awareness program jointly administered by Lexaria and our company.

Our Current Business

The Company is diverse in its pursuit of business opportunities in several sectors, including: Medicinal Marijuana and alternative health and wellness

We currently hold the following interests:

Equity Investment in Global Solar Water Power Systems Inc.

In November 2012, the Company had a valuation report completed on GSWPS by RWE Growth Partners Inc. As a result, the Company’s long-term investment in GSWPS has been written down to $68,500 as at August 31, 2012. During the August 31, 2013 fiscal year end, based on the management’s assessment of GSWPS’s current operations, the Company decided to write down long-term investment in GSWPS to $1.

Current business

Our Planned Medical Marijuana Production Operations

On June 7, 2013 the Government of Canada implemented new legislation, the Marijuana for Medical Purposes Regulations (MMPR), concerning the production and sale of medical marijuana. The MMPR permit the licensing of commercial growers beginning April 1, 2014, while eliminating existing regulations permitting the production of medical marijuana on a personal-use basis. The revised regulations create conditions for a commercial industry in Canada that is responsible for medical marijuana production and distribution, by eliminating small-scale, personal-use production. Commercial growers are now able to submit applications to Health Canada for the production of medical marijuana and, if licensed, supply patients who qualify for the product at a price that would be established by market forces and at the discretion of producers.

In light of the MMPR, our company, together with our joint venture partners, is seeking to finance and build two licensed medical marijuana production facilities in Canada, and to grow, cultivate and distribute medical marijuana in Canada under the MMPR. In that regard we are engaged in two separate joint ventures, each with a different partner, Lexaria Corp. and The Green Canvas Ltd. Each of our joint ventures is seeking to obtain a production license under the MMPR, to build a production facility, and to cultivate and distribute medical marijuana.

Regulation of Medical Marijuana Production Applicable to our Planned Production Facilities

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

On June 7, 2013 the Canadian regulations concerning the production and sale of medical marijuana were amended with the introduction of the MMPR which permit the licensing of commercial growers beginning April 1, 2014, while eliminating provisions for its production on a personal-use basis. Applications for personal-use production ceased to be processed by Health Canada as of October 1, 2013 and, individuals authorized to possess medical marijuana under the MMAR were directed to transition to the new licensed producer regime. This transition by existing MMAR licensees is subject to several legal appeals, discussed below.

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

Currently, the MMPR only permits the sale of dried marijuana; the production of concentrated or edible forms (oils, resins, teas or infusions) is not permitted. On March 21, 2014, the Court of Appeal of the Province of British Columbia ruled in the case of R v. Owen Edward Smith that the MMPR`s restriction on the production of edible marijuana products for medicinal purposes is unconstitutional. The court has given Health Canada 12 months to appeal or rewrite the current MMPR system to allow for other forms of marijuana consumption other than dried marijuana.

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
  there are no applicable federal fees payable in respect of the application or maintenance of the license to produce marijuana under the MMPR;
  producer must have an employee designated as a quality assurance person who is responsible for assuring the quality of the dried marijuana, before it is made available for sale. This employee must have the training, experience and technical knowledge related to the proposed licensed activities and the requirements of the MMPR; and
  applicants must submit a detailed description of their proposed record keeping methods. This must include a description of the process that will be used for recording transactions relating to licensed activities, including maintaining appropriate records of transactions and dealings with both suppliers and clients.

Other aspects of the MMPR relevant to our business include the following:

  The MMPR do not contain any limitations on the conditions for which a health care practitioner can support the use of marijuana for medical purposes;
  The MMPR does not impose a limit on the number of production licenses;
  There are no restrictions under the new MMPR on the daily amount of marijuana that may be prescribed, there is an individual possession cap of the lesser of 150 grams or 30 times the daily amount. For example, if an individual has a daily amount of 2 grams per day, their possession cap would be 60 grams.

Our Planned Production Facilities

Each of our joint venture production facilities is planned as a state of the art indoor growing operation designed to meet or exceed the standards for safety and security provided for in the MMPR. Each of our planned facilities will be equipped for indoor, in-soil and/or hydroponic marijuana cultivation of preparation in accordance with the specifications of the MMPR and will accommodate each step required in the production of medical marijuana. Facilities will include:

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

  marijuana cultivation expert to oversee production activities;
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

Marijuana Cultivation at our Planned Production Facilities

We intend to cultivate our medical marijuana using state of the art organic indoor growing techniques which will be customized to optimize the quality, yield and desired potency of medicinal marijuana produced. On average, the indoor production cycle of marijuana from planting to harvest is 3 to 5 months in duration. However, the use of certain varietals and growing techniques can shorten the production cycle to as little as 6 weeks or lengthen it to as long as 8 months. An initial harvest grown from seed stock (rather than from planting a clone/trimming) will typically require an additional three to four months growing time. Each of our planned facilities will grow several varietals requiring varying production times. Each of our planned facilities will follow the following cultivation procedures:

  Varietal Selection: marijuana varietals are selected based on a variety of considerations, including patient demand, consumer availability, yield, growth time, and cannabidiol and tetrahydrocannabinol content ( see paragraph below entitled “The Use of Marijuana for Medical Purposes”);
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

Sales and Distribution by our Planned Production Facilities

Patient Eligibility and Registration

The sales and distribution procedures of each of our planned facilities will follow the procedures required by the MMPR for the purchase and sale of medical marijuana in Canada. Patients seeking to obtain medical marijuana must consult with and obtain a detailed prescription (medical document) from a health care practitioner with prescribing authority, usually a physician. Medical documents must contain identification information of the patient and physician, the period of use (no more than 1 year without re-evaluation) and the prescribed daily dose/quantity.

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

Ordering and Order Fulfillment

Once registered with one of our planned facilities, patients will be able to order prescribed quantities from that facility. Orders will be accepted by telephone. Upon receipt of an order, the prescribed marijuana will be weighed, packaged in pharmaceutical grade, child proof containers, and labeled with designation of origin, producer name, weight, active ingredient percentage, and warning labels.

We will ship orders by courier only. The MMPR does not allow for storefront or retail distribution centers.

Production License Application Process Applicable to Our Joint Ventures:

Prior to engaging in the production of medical marijuana, each of our joint ventures must successfully complete the licensing application process administered by Health Canada. The Health Canada process for becoming a licensed producer involves a multi-stage application and review including the following stages:

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

Current Litigation Affecting MMPR Regulatory Regime

Allard Case

On March 21, 2014, an injunction was granted by the Federal Court of Canada to four appellants, including Neil Allard, who are appealing the regulations which came in to effect on April 1, 2014. The injunction provides that Authorizations to Possess [ATPs] medical marijuana granted under the MMAR that were valid on March 21, 2014 and associated Personal Use Production Licenses and Designated Production Licenses valid on September 30, 2013 remain valid under the terms of those authorizations, with the exception that the amount of marijuana that can be possessed under the ATP is now limited to 150 grams. The impact of the order is that approximately 37,500 licensees under the MMAR will be permitted to continue production and consumption of marijuana under the MMAR. The court order has no effect on the implementation of the MMPR going forward and no new licenses will be granted under the MMAR. On March 31, 2014, the Federal Government announced its intention to appeal the March 21, 2014 order. On December 15, 2014, the appeal by the Federal Government was denied by the courts.

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

Market for Medical Marijuana in Canada

It is estimated by Health Canada that the overall market for medical marijuana in Canada under the new MMPR will be approximately $1.3 billion per year by 2024 (source: Health Canada/Canadian Broadcasting Corporation). As at May, 2014, there were 37,400 medical marijuana users recognized by Health Canada and Health Canada projects that the number of licensed users will increase to over 450,000 by 2024. Health Canada formerly sold medical marijuana, produced on contract by Prairie Plant Systems (formerly the only licensed producer in Canada), for $5 a gram. It is estimated that the price per gram under the new licensing system will average $7.60 per gram as producers set prices without interference from government (source Health Canada/Canadian Broadcasting Corporation).

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

The Use of Marijuana for Medical Purposes (source Cantech Letter: Canada’s Medical Marijuana Industry: A Top Down Look)

The marijuana or cannabis plant, aka cannabis sativa, contains more than 80 cannabinoids, a group of chemical compounds which includes delta9-tetrahydrocannabinol (THC) and cannabidiol (CBD). Research has shown that THC and CBD influence different regions of the central nervous system and have different effects on cannabis users [Borgwardt, Biol Psychiatry, 2008]. Most of the psychoactive effects associated with the use of cannabis are caused by THC, whereas CBD has been shown to have anti-anxiety, anti-nausea, anti-inflammatory, and anti-psychotic effects [Bergamaschi, Curr Drug Saf., 2011; Niesink, Front Psychiatry, 2013]. Cannabis smoking often leads to adverse effects such as increases and fluctuations in heart rate and blood pressure, euphoria, anxiety, and impairment of cognition and memory. Cannabis also contains a similar array of detrimental and carcinogenic compounds compared to cigarette smoke, some of which are present even at higher concentrations [Leung, J Am Board Fam Med, 2011].

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

Quality Control and Technical Specification for Medical Marijuana Applicable to Our Joint Ventures

To date, dried marijuana has not been authorized as a therapeutic product in Canada or in any other country. In addition, no international standards currently exist specifically for the quality of dried marijuana. Dried marijuana produced by a licensed producer (LP), while exempt from the application of the Food and Drug Regulations via the Marijuana Exemption (Food and Drugs Act) Regulations (other than in the context of marijuana to be used in a clinical trial), is subject to provisions in the Food and Drugs Act (Canada) (FDA). The FDA provisions include a general prohibition (paragraph 8(a) and (b)) against the sale of a drug that was “manufactured, prepared, preserved, packaged or stored under unsanitary conditions; or is adulterated”. Similar requirements are provided in Division 4 of the MMPR, which includes Good Production Practice(s) (GPP) requirements relating to storage of dried marijuana, storage premises, equipment, the sanitation program, standard operating procedures, recall of product, and quality assurance personnel. Division 5 of the MMPR provides packaging, labeling and shipping guidelines, which prescribe the same product identification and safety requirements as those for other pharmaceuticals (designation of origin, producer, weight, active ingredient percentage, childproof packaging, warning labels, etc.) Additionally, the MMPR provide compliance and enforcement measures, allowing for refusal, suspension or revocation of a producer’s license on the basis of risks to public health, safety or security.

In June 2013, Health Canada published the guidance document entitled “Technical Specifications For Testing Dried Marijuana for Medical Purposes” which outlines the procedures and good production practices required under the MMPR for achieving the requisite purity and qualify of finished dried marijuana product. As specified in the MMPR, each batch or lot of dried marijuana must be approved for release by the LP’s Quality Assurance person, who must have the training, experience and technical knowledge relating to the activity conducted and the requirements of Division 4 of the MMPR. This means that the Quality Assurance person must have the ability to evaluate the operations of the LP to ensure compliance with Division 4, and the technical knowledge to be able to assess analytical testing results in order to be able to make the determination of whether the dried marijuana is suitable for sale. The Quality Assurance person is also responsible for investigating quality-related complaints and taking corrective and preventive actions, if necessary. Visual inspection should confirm the absence of pests or extraneous substances. There is no requirement to mill or irradiate the dried marijuana, although LPs may choose to do so.

Marketing and Advertising Restrictions Applicable to Our Joint Ventures

Like traditional prescription-only drugs, the marketing and advertising of medical marijuana directly to consumers is prohibited in Canada, subject to certain limited exemptions for activities which are not primarily intended to promote the sale of a drug. Such exemptions include the dissemination of general corporate information, as well as non-promotional information regarding the existence and nature of pharmaceutical products, without reference to potential indications or therapeutic benefits. Drug manufacturers are also permitted to market products directly to health care providers through the provision of drug samples, sponsorship of continuing medical education, and the dissemination of information through sales representatives. In June, 2014 it was reported that Health Canada disseminated a memorandum to licensed producers providing additional guidelines and cautioning producers against certain promotional activities. These guidelines have not been made public. In November 2014 Health Canada disseminated letter to licensed producers and applicants providing additional strict guidelines on marketing and advertising. In light of the evolving guidelines regarding advertising of our planned products, we intend to restrict our product related advertising to health care professionals. We anticipate that any advertising to the general public will be limited to general corporate information.

Client Registration, Ordering and Distribution Restrictions Applicable to Our Joint Ventures:

Client’s seeking to purchase medical marijuana under the MMPR must be ordinarily resident in Canada, and must submit a detailed application (including relevant identification and contact information and original medical prescription documents meeting the requirements of the MMPR) to become a client of a licensed producer. Similarly, health practitioners are authorized under the MMPR to act as intermediaries between producer and clients for the purposes of filling prescriptions and may therefore purchase product from licensed producers.

Current Status of our Medical Marijuana Business

Following the announcement of the MMPR in June, 2013, our management began identifying and evaluating opportunities for entry into the medical marijuana industry in Canada. We do not currently intend to engage in marijuana related activities in the United States.

Termination of World of Marijuana Joint Venture

On January 16, 2014 we announced that we had entered into a Joint Venture Agreement with the World of Marijuana Productions Ltd. (WOM) to grow, cultivate and sell medical marijuana under the MMPR program. As at March 11, 2014 our Company had earned a 31% interest in the World of Marijuana Joint Venture by paying and advancing $375,000 and issuing 16,000,000 million shares. Pursuant to the terms of the Joint Venture Agreement, our company could purchase up to a 51% interest in the joint venture in consideration of an additional 4,000,000 . shares and $1,000,000 in the aggregate.

The license application for the WOM joint venture was submitted in October 2013 although no license has been awarded to date. On September 18, 2014 we announced that we have provided notice to WOM alleging default under the terms of the joint venture agreement for, among other things, their failure to provide financial information in regards to the funding, expenses and operation of the joint venture. Subsequently, on October 16, 2014, we entered into a Termination and Settlement Agreement dated effective October 14, 2014 with WOM and Mathew Chadwick pursuant to which we terminated our joint venture relationship with WOM and relinquished our 31% interest in the joint venture in consideration of the return to our Company for cancellation of 15,127,287 shares of our common stock previously issued to WOM. As a condition of the settlement, Mr. Chadwick agreed to the immediate termination of his management agreement with our Company and acknowledged that no further funds are payable to him pursuant to the agreement. Mr. Chadwick concurrently resigned as our director and Senior Vice President of Marijuana Operations.

The Green Canvas Joint Venture

On February 28, 2014, we announced that we had entered into a Joint Venture Agreement with GCL to grow, cultivate and sell medical marijuana under the Canadian Federal Government MMPR program. As at February 28, 2014, our company has earned 49% in the Green Canvas Joint Venture by paying $500,000 and issuing 10,000,000 million shares (includes 1,800,000 common shares to a broker) with 6,400,000 shares in escrow pending the granting of a Health Canada license within 12 months of signing the JV agreement.

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

  All management agreements entered into by the joint venture shall terminate; and

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

The proposed production facility for the Green Canvas joint venture is located in Regina, Saskatchewan. The facility is scalable to up to 55,000 ft and is currently undergoing upgrades to make a 14,000 square foot production space compliant with MMPR standards. It is estimated that production from this facility based on the 14,000 production space will reach 10,000 kilograms per year.

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

Lexaria Joint Venture

On April 10, 2014, a Letter of Intent ("LOI") was signed by Enertopia Corporation, or its wholly-owned subsidiary ("Enertopia") and Lexaria Corp., or its wholly-owned subsidiary ("Lexaria") (collectively, the "Parties") with regard to the ownership by Enertopia of a 51% interest in the business, and the ownership by Lexaria of a 49% interest in the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana for medical purposes under the MMPR (the "Business") Acquisition Structure. Whereby Lexaria issued 500,000 common shares to Enertopia. In accordance with the terms of a formal and definitive Agreement to be entered into between Enertopia and Lexaria (the "Definitive Agreement"), Enertopia shall own 51% ownership interest in the Business (the "Enertopia Ownership") and Lexaria shall own 49% ownership interest in the Business (the “Lexaria Ownership”). Within 10 days, Enertopia shall contribute $45,000 and Lexaria shall contribute $55,000 to the Business. Upon the execution of this LOI, Enertopia and Lexaria shall structure a joint venture for legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana for medical purposes under the MMPR. At such time the Parties will be deemed to have formed a joint venture for the operation, management and further development of the Business (the "Joint Venture"). Lexaria will pay 55% of all costs to earn its 49% net Ownership Interest and Enertopia will pay 45% of all costs to earn its 51% Ownership Interest. A total of 500,000 Definitive Agreement Shares shall be issued to Enertopia, held in escrow (the "Escrow Shares") by Lexaria's solicitors until such date as the License (as hereinafter defined) has been obtained by Enertopia (the "Effective Date"). Upon occurrence of the Effective Date, the Escrow Shares will be released from escrow. In the event the Effective Date does not occur within 12 months of the date of the Definitive Agreement (the "Execution Date"), the Definitive Agreement Shares shall be cancelled and returned to treasury.

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

Our joint venture will terminate in the event that we do not fulfill our contractually mandated financial obligations in respect of the joint venture or if the joint venture does not receive a medical marijuana production license from Health Canada by May 27, 2015.

The proposed Burlington, Ontario facility is now comprised of ~30,000 ft, with Lexaria having acquired a right of first refusal having been acquired for another 45,000 square feet totaling 75,000 ft to accommodate future growth. Municipal approval has been obtained to use the site for our intended purposes. Planned production areas have 22 foot ceilings which could allow for the possibility of a 2nd mezzanine level in many areas for further expansion. The production target for the facility based on 30,000 ft (with approximately 50% devoted to production space)_is approximately 10,000 kilograms per year production.

Status of Lexaria Joint Venture

On April 10, 2014 a letter of intent, was executed on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”). The Company issued the 38,297 common shares at a deemed price of $0.47 per the terms of the Letter of Intent to lease space in Ontario. On August 1, 2014 the Company signed an extension to the Letter of intent executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014, as per the terms of the extension, 118,416 common shares of the Company were issued at a deemed price of $0.19 per share. Subsequent to November 30, on December 12, 2015, the LOI has been extended to June 12, 2015.

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

As at November 30, 2014, the Company has announced that the Burlington, Ontario Joint Venture with Lexaria Corp. has its application is in Health Canada’s step 2 enhanced screening process.

Marijuana Production in the United States

Our company is focused on the Medical Marijuana Industry in Canada that is supported by the Canadian Federal Government and administered by Health Canada in accordance with the MMPR. Our company is following the strict guidelines that have been outlined with respect to security, quality control and safety of the product at all times under the current federal MMPR program.

In the United States it is still illegal under federal law to grow, cultivate and sell medical or adult use marijuana. However 23 states have approved medical marijuana for use and two states have approved adult use regulations. The United States Federal government justice department has released memo’s that will respect the individual states where strict guidelines are followed and enforced so that the health, safety and security are protected at all times by state authorities. If the individual state framework fails to protect the public the Federal government will act in enforcing the controlled substances act of 1970 and the DEA will enforce the federal law.

As at the date of this registration statement, our company has not entered into any prospective or definitive arrangements to produce or distribute marijuana products in the United States and has no intention of engaging in marijuana related activities in the United States. However, our Company continually reviews opportunities and monitors legal and regulatory developments related the medical marijuana sector in both Canada and the United States. We anticipate that we will re-evaluate our participation in the United States medical marijuana sector in the event that medical marijuana production becomes federally sanctioned.

Summary

The continuation of our business is dependent upon obtaining further financing, a successful programs of development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Competition

There is strong competition relating to all aspects of the medical marijuana sector. We will actively compete for capital, skilled personnel, and in all other aspects of its operations with a substantial number of other organizations, many of which have greater technical and financial resources than our company. We will actively compete medical marijuana projects and opportunities, and will constantly be facing competition by both smaller and larger companies in all geographical segments of the market. We also anticipate that our joint ventures will face considerable competition for industrial marijuana customers. According to Health Canada, as at August 25, 2014, it had received 1,009 formal production license applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 14 productions licenses have been granted to 13 different producers. Despite the slow progress by Health Canada to grant production licenses under the MMPR, we anticipate that hundreds of production licenses will be granted by Health Canada across Canada and that our joint ventured will be required to compete with those licensees for medical marijuana consumers.

Compliance with Government Regulation

The growing, cultivating and selling of Medical Marijuana in Canada is subject to various Canadian federal, provincial and municipal requirements and regulations. We will from time to time be required to obtain licenses and permits from various governmental authorities in regards to the development of our property and joint venture interests. Prior to submitting an application to become a licensed producer of marijuana for medical purposes under the MMPR, each applicant must provide a written notice to local authorities to inform them of their intention to submit an application. The notice must include the applicant's name, the activities for which the licence is sought (i.e. that activities are to be conducted in respect of cannabis), the site address (and of each building on the site, if applicable) at which the applicant proposes to conduct those activities, as well as the date when the application will be submitted to Health Canada. Thereafter, production facilities require a variety of municipal approvals and permits, including zoning approvals and construction permits. These required approvals and permits will vary from jurisdiction to jurisdiction. In light of the rigorous security standards imposed by the MMPR, we do not anticipate any significant obstacles in obtaining necessary permits and approvals. Each of our joint ventures will, however, select locations for prospective facilities based on the availability of municipal zoning allowances for our proposed activities.

On September 18, 2014, we entered into a contract with our joint venture partner Lexaria Corp., and Maureen McGrath pursuant to which Ms. McGrath will lead the National Medical Marijuana Awareness and Outreach Strategy, a public awareness program jointly administered by Lexaria and our company.

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

Results of Operations – Three Months Ended November 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended Novmeber 30, 2014, which are included herein.

Our operating results for the three months ended November 30, 2014, for the three months ended November 30, 2013 and the changes between those periods for the respective items are summarized as follows:
		Three Months Ended November 30, 2014		Three Months Ended November 30, 2013		Change Between Three Month Period Ended November 30, 2014 and May 31, 2013
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Other (income) expenses		(10,000)		Nil		(10,000)
General and administrative		557,542		149,409		408,133
Interest expense		393		346		47
Consulting fees		398,197		66,021		332,176
MMJ expenses		384,000		Nil		384,000
Professional Fees		58,937		18,724		40,213
Net income (loss)		(961,542)		(149,409)		(812,133)

Our accumulated losses increased to $11,727,205 at November 30, 2014. Our financial statements report a net loss of $961,542 for the three-month period ended November 30, 2014, compared to a net loss of $149,409 for the three-month period ended November 30, 2013. Our net losses have increased by $812,133 for the three month period ended November 30, 2014, our general and administrative expenses were higher by $408,133 for November 30, 2014 compared to November 30, 2013. The increase was largely due to higher consulting and stock based compensation costs of $398,197 for the three month period ended November 30, 2014, compared to $66,021 for November 30, 2013. These increased costs were largely due to new consulting contracts for the joint venture partnerships and granting stock options to various consultants. In addition the Company incurred increased costs of $48,749 for advertising, $24,095 for rent, $2,629 for travel and $58,937 in professional fees for the three month period ended November 30, 2014. The Company’s expenses were higher for the three month period ended November 30, 2014 by $812,133 compared to the same time last year. These increased costs were due to the Company’s Medical Marijuana business sector, and thus entering into definitive joint venture agreements and letter of intents. Additional costs have been incurred by having new advisors and consultants join the Company. The medical marijuana expenses increased by $384,000 for the three months ended November 30, 2014 compared to Nil for November 30, 2013. This is due to the revaluation of the shares issued to The Green Canvas Ltd. joint venture. The increase is from the issuance of Lexaria common shares to the Company with respect to the two definitive joint venture agreements that have been entered into.

As at November 30, 2014, we had $595,935 in current liabilities. The increase is largely due to a deferred revenue of $270,000 with respect to our joint venutue agreement with Lexaria Corp. Our net cash used in operating activities for the three months ended November 30, 2014 was $267,973 compared to $63,290 used in the three months ended November 30, 2013. The increase in cash used in operating activities was in increased expenses due to the medical marijuana business operations with respect to various agreements the Company has signed and in the development of the business. Our accumulated losses increased to $11,727,205 as at November 30, 2014.

Our total liabilities as of November 30, 2014 were $585,936 as compared to total liabilities of $579,826 as of August 31, 2014.

Liquidity and Financial Condition

Working Capital
	At November 30,	At August 31,
	2014	2013
Current assets	$1,093,593	$1,488,227
Current liabilities	(585,935)	(579,826)
Working capital (deficiency)	$507,658	$908,401

Cash Flows

	Three Months Ended
	November 30	November 30
	2014	2013

Cash flows (used in) operating activities	$(267,973)	$(63,290)
Cash flows (used in) financing activities	Nil	151,000
Net increase (decrease) in cash during period	$(267,973)	$87,710

Operating Activities

Net cash used in operating activities was $267,975 in the three months ended November 30, 2014 compared with net cash used in operating activities of $63,290 in the same period in 2013. The increase in cash used mostly results from increased operating costs incurred in the current period from the medical marijuana business operations.

Financing Activities

Net cash provided by financing activities was $Nil in the three months ended November 30, 2014 compared to $151,000 in the same period in 2013. Cash provided in 2013 was from private placement financings.

Revenue comparisons for the Quarter ended November 30, 2014 compared to the quarter ended November 30, 2013

For the three month period ended November 30, 2014, the Company had $Nil in revenues compared to $Nil in revenues for the same three-month period in the prior year. The Company has generated $406,461 in revenues from inception on November 24, 2004 to November 30, 2014.

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

As of November 30, 2014, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

  the corporation could financially undertake the opportunity;
  the opportunity is within the corporation’s line of business; and
  it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
09/01/2015

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
09/01/2015