Form 10-Q
period 2015-02-28
Enertopia Corp.
filed 2015-04-14
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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
77,908,460 common shares issued and outstanding as of March 15, 2015

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six months period ended February 28, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 28	August 31
	2015	2014

ASSETS
Current
Cash and cash equivalents	$370,768	$888,122
Owned securities (Note 4)	293,750	323,750
Accounts receivable	57,934	42,264
Prepaid expenses and deposit	67,017	234,091
Inventory (Note 7)	17,864	-
Total current assets	807,333	1,488,227

Non-Current
Long term investments - GSWPS (Note 5)	1	1
Medical Marijuana Assets (Note 6)	390,272	774,271
Total Assets	$1,197,606	$2,262,499

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$234,016	$226,916
Deferred Revenues	260,000	280,000
Due to related parties (Note 8)	72,910	72,910
Total Current Liabilities	566,926	579,826

	566,926	579,826
STOCKHOLDERS' EQUITY

Share capital Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 77,318,460 common shares at February 28, 2015 and August 31,2014: 90,870,747	77,318	90,870
Additional paid-in capital	12,620,679	14,070,611
Shares to be returned	-	(1,713,145)
Deficit accumulated during the exploration stage	(12,067,317)	(10,765,663)
Total Stockholders' Equity	630,680	1,682,673
Total Liabilities and Stockholders' Equity	$1,197,606	$2,262,499

The accompanying notes are an integral part of these consolidated financial statements
F1

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOVEMBER 24, 2004 (inception) TO FEBRUARY 28, 2015
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDER S'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance November 24, 2004 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash at $0.02 per share on March 22, 2005	5,467,500	5,468	103,882	-	-	109,350

Issuance of common stock for cash at $0.30 per share on April 6, 2005	1,112,500	1,112	332,638	-	-	333,750
Stock to be issued	125,000	-	37,375	125	-	37,500
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(167,683)	(167,683)

Balance, August 31, 2005	6,705,000	$6,580	$473,895	$125	$(167,683)	$312,917

Stock issued on September 29, 2005	-	125	-	(125)	-	-
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(200,091)	(200,091)

Balance, August 31, 2006	6,705,000	6,705	473,895	-	(367,774)	112,826
Units issued for cash at $0.50 per unit to related parties on March 6, 2007 (included stock based compensation of $116,959)	92,740	93	163,236	-	-	163,329
Stock issued for property on April 18, 2007	250,000	250	274,750	-	-	275,000
Units issued for cash at $0.50 per unit on April 19, 2007	100,000	100	49,900	-	-	50,000
Units issued for cash at $0.50 per unit on August 31, 2007	600,000	600	299,400	-	-	300,000
Imputed interest from non-interest bearing loan	-	-	3,405	-	-	3,405
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(607,397)	(607,397)
Balance, August 31, 2007	7,747,740	$7,748	$1,264,586	$-	$(975,171)	$297,163
Units issued for acquisition at $0.42 per unit on November 30, 2007	6,905,000	6,905	2,893,195	-	-	2,900,100
Imputed interest from non-interest bearing loan	-	-	7,139	-	-	7,139
Stock-based compensation on 1,785,000 options granted	-	-	104,257	-	-	104,257
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(372,535)	(372,535)
Balance, August 31, 2008	14,652,740	$14,653	$4,269,177	$-	$(1,347,706)	$2,936,124
Imputed interest for non-interest bearing loan	-	-	4,410	-	-	4,410

Stock-based compensation	-	-	35,780	-	-	35,780
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	84,233	84,233
Balance, August 31, 2009	14,652,740	$14,653	$4,309,367	$-	$(1,263,473)	$3,060,547
Imputed interest for non-interest bearing loan			2,442	-	-	2,442
Stock-based compensation			78,858	-	-	78,858
Stock issued for acquisition at $0.20 per share on February 28, 2010	500,000	500	124,500	-	-	125,000
Units issued for cash at $0.15 per unit on May 31, 2010	557,500	557	83,068	-	-	83,625
Gain on settlement of the amount due to related parties	-	-	34,542	-	-	34,542
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(2,955,141)	(2,955,141)
Balance, August 31, 2010	15,710,240	$15,710	$4,632,777	$-	$(4,218,614)	$429,873
Debt settlement on November 22, 2010	62,500	63	9,313	-	-	9,376
Debt settlement on November 19, 2010	100,000	100	14,900	-	-	15,000
Stock-based compensation	-	-	254,443	-	-	254,443
Share Subscriptions on March 3, 2011	8,729,000	8,729	885,264	-	-	893,993
Share Issuance costs	-	-	(96,490)	-	-	(96,490)

Warrants issued on March 3, 2011	-	-	(848,459)	-	-	(848,459)
Common Shares cancelled on January 1, 2011	(1,000,000)	(1,000)	1,000	-	-	-
Debt settlement on March 16, 2011	78,125	78	12,422	-	-	12,500
Debt settlement on April 27, 2011	360,000	360	157,412	-	-	157,772
Debt settlement on April 27, 2011	100,000	100	45,900	-	-	46,000
Shares issued Wildhorse on April 11, 2011	500,000	500	74,500	-	-	75,000
Share issuance correction on Jun 4, 2011	4,000	4	(4)	-	-	-
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(165,405)	(165,405)
Balance, August 31, 2011	24,643,865	$24,644	$5,142,978	$-	$(4,384,019)	$783,603
Stock-based compensation	-	-	66,953	-	-	66,953
Shares issued Altar on October 11, 2011	100,000	100	9,900	-	-	10,000
Shares issued Wildhorse on March 30, 2012	150,000	150	14,850	-	-	15,000
Shares issued Tom Ihrke on April 10, 2012	93,750	94	9,281	-	-	9,375
Shares subscription for cash on April 13, 2012	2,080,000	2,080	191,499	-	-	193,579
Shares subscription for cash on July 27, 2012	600,000	600	29,400	-	-	30,000
Shares subscription for cash on August 24, 2012	160,000	160	7,840	-	-	8,000
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(1,009,735)	(1,009,735)

Balance, August 31, 2012	27,827,615	$27,828	$5,472,701	$-	$(5,393,754)	$106,775
Shares issued for cash September 28, 2012	1,074,500	1,074	48,676	-	-	49,750
Shares issued Altar on November 24, 2012	100,000	100	5,900	-	-	6,000
Shares issued for cash November 15, 2012	1,152,300	1,152	49,498	-	-	50,650
Shares issued to Mark Snyder	160,000	160	15,840	-	-	16,000
Debt settlement on March 1, 2013	-	-	30,280	-	-	30,280
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(730,904)	(730,904)
Balance, August 31, 2013	30,314,415	$30,314	$5,622,895	$-	$(6,124,658)	$(471,449)
Shares issued to Downhole Energy	100,000	100	1,900	-	-	2,000
Shares issued to Stewart Briggs/Olibri	750,000	750	36,750	-	-	37,500
Shares issued for MM Assets	10,000,000	10,000	190,000	-	-	200,000
Shares issued for Investor Relations	200,000	200	13,800	-	-	14,000
Shares issued for cash for PP on Nov 18	2,720,000	2,720	133,280	-	-	136,000
Shares issued for cash for PP on Dec 23	2,528,000	2,528	113,732	-	-	116,260
Shares issued per Agreement with DS	250,000	250	37,250	-	-	37,500
Shares issued per JV with WOM	5,000,000	5,000	895,000	-	-	900,000

Shares issued for cash for PP on Jan 31	4,292,000	4,292	395,292	-	-	399,584
Shares issued for warrant conversion	1,126,500	1,127	214,973	-	-	216,100
Shares issued for option conversion	450,000	450	43,800	-	-	44,250
Shares issued for cash for PP on Feb 13	12,946,000	12,946	1,182,070	-	-	1,195,016
Shares issued as per Agreeement with Agora	54,347	54	12,446	-	-	12,500
Shares issued per JV Agreement with GCL	10,000,000	10,000	2,090,000	-	-	2,100,000
Shares issued per JV Agreement with WOM	1,000,000	1,000	599,000	-	-	600,000
Shares issued for warrant conversion	5,827,855	5,828	909,143	-	-	914,971
Shares issued for option conversion	425,000	425	83,800	-	-	84,225
Shares issued as per agreement with R. Chadwick	100,000	100	59,900	-	-	60,000
Shares issued as per agreement with Dr. Melamede	250,000	250	169,750	-	-	170,000
Shares issued as per various Ontario agreements	623,297	623	212,676	-	-	213,299
Shares issued as per Agreement with Agora	72,917	73	13,053	-	-	13,126
Shares issued as per various Ontario agreements	720,000	720	100,080	-	-	100,800
Shares issued as per Agreement with Emerging LLC	750,000	750	119,250	-	-	120,000
Shares issued for warrant conversion	252,000	252	24,948	-	-	25,200
Shares issued per LOI Burlington	118,416	118	22,382	-	-	22,500
Stock Based Compensation	-	-	773,441	-	-	773,441

Balance, August 31, 2014	90,870,747	90,871	14,070,611	-	(10,765,663)	3,395,818
WOM JV Termination, shares back to Treasury	(15,127,287)	(15,127)	(1,667,418)	-	-	(1,682,545)
Shares returned for contract cancellation C. Hornung	(90,000)	(90)	(30,510)	-	-	(30,600)
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(4,641,005)	(4,641,005)
Balance, August 31, 2014	75,653,460	$75,653	$12,372,683	$-	$(10,765,663)	$1,682,673
Stock based compensation	-	-	177,596	-	-	177,596
Shares issued for PP on January 30	1,665,000	1,665	70,400	-	-	72,065
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(1,301,654)	(1,301,654)
Balance, February 28, 2015	77,318,460	$77,318	$12,620,679	$-	$(12,067,317)	$630,680

The accompanying notes are an integral part of these consolidated financial statements

Enertopia Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					NOVEMBER 24, 2004
	THREE MONTHS ENDED		Six Months Ended		TO
	February 28	February 28	February 28	February 28	February 28
	2015	2014	2015	2014	2015

Revenue
Non-renewal energy - natural gas and oil revenue	$-	$-	$-	$-	$374,342
Renewable energy - service revenue	-	-	-	-	32,119

	-	-	-	-	406,461
Cost of revenue
Non-renewable energy:
Natural gas and oil operating costs and royalties	-	-	-	-	141,197
Depletion	-	-	-	-	298,489
Write-down in carrying value of oil and gas property	-	-	-	-	293,436
Renewable energy	-	-	-	-	48,050

	-	-	-	-	781,172

Gross Profit	-	-	-	-	(374,711)

Expenses
Accounting and audit	5,212	3,951	40,628	22,675	471,859
Sales & Marketing	183	-	183	-	3,228
Advertising & Promotions	83,060	44,197	131,810	73,458	383,080
Bank charges and interest expense	771	2,878	1,164	3,224	72,143
Consulting	193,358	124,784	591,555	190,805	4,155,280
Mineral exploration costs	-	-	-	-	520,869
Fees and dues	15,902	6,722	24,654	15,668	227,463
Insurance	1,826	4,586	3,875	8,786	98,236
Investor relations	11,738	12,629	18,473	26,629	186,471
Legal and professional	5,444	9,772	28,965	9,772	331,130

Office and miscellaneous	1,487	10,149	7,704	12,201	98,667
Research and development costs for V_Love (Note 7)	5,364	-	5,364	-	5,364
Rent	21,257	1,958	45,352	2,504	186,421
Telephone	1,056	229	1,845	229	23,968
Training & Conferences	394	4,525	394	9,378	48,782
Travel	3,059	10,848	5,688	11,308	180,683

Total expenses	350,111	237,228	907,654	386,637	6,993,644

(Loss) for the period before other items	(350,111)	(237,228)	(907,654)	(386,637)	(7,368,355)

Other income (expense)
Other income	10,000	-	20,000	-	101,354
Impairment of long term investments	-	-	-	-	(722,889)

MMJ license expenses	-	(76,594)	(384,000)	(76,594)	(2,266,860)
Others	-	-	-	-	22,775
Equity interest pick up	-	(8,982)	-	(8,982)	(17,744)
Gain on owned securities	-	-	(30,000)	-	(313,082)
Gain on disposition of oil and gas interests	-		-	-	522,976
Revaluation of warrants liability	-	-	-	-	896,019
Write down of oil and gas properties	-	-	-	-	(2,921,511)

Net loss and comrehensive loss for the period	$(340,111)	$(322,804)	$(1,301,654)	$(472,213)	$(12,067,317)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	75,921,710	52,105,091	79,546,951	42,885,978

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
      (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			November 24,
			2004
	Six Months Ended		TO
	February	February
	28	28	February 28
	2015	2014	2015
Cash flows used in operating activities

Net Income (loss)	$(1,301,654)	$(472,213)	$(12,067,317)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	177,596	133,214	1,608,287
Depletion	-	-	298,489
Write down in carrying value of oil and gas properties	-	-	293,436
Stock issued for services	-	-	37,500
MMJ expenses	384,000	-	1,716,010
Write down of oil and gas properties	-	-	2,921,511
Gain on disposition of oil and gas properties	-	-	(522,976)
Fair value of warrants liabilities	-	-	(896,019)
Gain on owned securities	30,000	-	313,082
Equity pick-up	-	8,982	17,744
Impairment of long term investments	-	-	271,295
Imputed interest	-	-	17,396
Accrued loan interest	-	-	17,928
Other non-cash activities	-	-	540,166
Change in non-cash working capital items:
Accounts receivable	(15,670)	(5,900)	(27,994)
Prepaid expenses and deposit	128,884	83	139,680
Deferred revenues	(20,000)	-	(20,000)
Accounts payable and accrued liabilities	7,098	(69,077)	223,851
Due to related parties	-	12,062	95,496

Net cash (used in) operating activities	(609,746)	(392,849)	(5,022,435)

Cash flows from (used in) investing activities

Proceeds from sale of marketable securities	-	-	56,241
Oil and gas properties acquisition and divestment	-	-	(345,180)
Proceeds from sale of oil and gas interests	-	-	521,545
Mineral resource properties acquisition	-	-	(231,843)
Investment in GSWPS	-	-	(103,500)
Investment in Pro Eco	-	10,004	(34,995)
Investment in Medical Marijuana Operations	-	(716,610)	(6,270)
Cash provided in connection with business acquisition	-	-	201,028

Net cash from (used in) investing activities	-	(706,606)	57,026

Cash flows from financing activities
Promissory notes - related party	-	(47,380)	2,665
Net Proceeds from Options exercised	-	44,250	128,500
Net Proceeds from Warrants exercised	-	216,100	1,156,246
Net proceeds from subscriptions received	92,392	1,855,460	4,048,766

Net cash from financing activities	92,392	2,068,430	5,336,177

Increase (Decrease) in cash and cash equivalents	(517,354)	968,975	370,768

Cash and cash equivalents, beginning of period	888,122	1,341	-

Cash and cash equivalents, end of period	$370,768	$970,316	$370,768
Supplemental information of cash flows
Interest paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2015
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the period ended February 28, 2015 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2014 audited annual consolidated financial statements and notes thereto.

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

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $1,301,654 for the six months ended February 28, 2015 [net loss of $472,213 for the six months ended February 28, 2014] and as at February 28, 2015 has incurred cumulative losses of $12,067,317 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The unaudited interim consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Thor Pharma Corp. and Target Energy, Inc. Target Energy, Inc. was dissolved effective November 4, 2013 with no significant accounting impact. The unaudited interim consolidated financial statements also include the equity interests of Global Solar Water Power Systems Inc. Global Solar Water Power Systems Inc. has been written down to $1. All significant inter-company balances and transactions have been eliminated.

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

As at February 28, 2015 owned securities consist of 375,000 common shares of Cheetah Oil & Gas Ltd. obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Cheetah Oil & Gas Ltd. was $0.01 per share as at February 28, 2015 ( August 31, 2014 - $0.01) .

As at February 28, 2015 owned securities consist of 1,000,000 common shares of Lexaria Corp. obtained through Definitive Agreements as per Note 6 (c). The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Lexaria Corp. was $0.09 per share as ar February 28, 2015.

As at February 28, 2015 owned securities consist of 500,000 restricted common shares of Lexaria Corp. at deemed price of $0.40 per share. Such shares to be released to the Company when a valid license from Health Canada, which designate Enertopia as a Licensed Producer pursuant to Canada's Marijuana for Medical Purposes Regulations (the “MMPR license”), has been received. In the event of MMPR license has not been received within 24 months of the date of this agreement, such shares will be cancelled and returned to treasury. Restricted shares are not within the scope of ASC 320-10 and are therefore accounted for at cost less other than temporally impairment if the restriction does not terminated within one year. No other than temporally impairment incurred as at February 28, 2015. Also see Note 6 (d).

5.	LONG TERM INVESTMENTS

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

The parties did not form a separate legal entity as part of the GCL Agreement; therefore, the Company accounts for the GCL Agreement as a collaborative arrangement in accordance with applicable accounting guidance. As at February 28, 2015, the Company also recorded restricted common shares issued to GCL for total amount of $384,000 as assets (August 31, 2014: $768,000). As at February 28, 2015, the Company expensed $384,000 due to the decrease in share value related to the agreement.

(c)

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

(d)

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

The parties did not form a separate legal entity as part of the Joint Venture Agreement; therefore, the Company accounts for the Joint Venture as a collaborative arrangement in accordance with ASC 808 “Collaborative Arrangements”. During the year ended August 31, 2014, the Company recorded $9,250 as expenses related to the collaborative arrangement. The Company also recorded leasehold improvement of $6,271 as assets. As at February 28, 2015, the Company recorded $9,838 in expenses relating to the agreement.

7.	SEXUAL ENHANCEMENT GEL

On February 9, 2015, Enertopia announced the launch of a new product line V-Love TM for women’s sexual health. V-Love TM for women is a sexual stimulatory gel that provides sensation to assist women with desire. The gel is currently under production and will be available for sale in Canada during the third quarter and for sale in the USA in the fourth quarter. Enertopia owns 100% of the product and its formulation. Enertopia engaged a laboratory in Vancouver to formulate the final ingredients for V-Love TM and for the production of the sexual desire gel.

As at Feburary 28, 2015, the Company has recorded inventory of $17,864 relating to V-Love sample products and expensed $5,364 research and development costs.

8.	RELATED PARTIES TRANSACTION

For the six months ended February 28, 2015, the Company was party to the following related party transactions:

•	Paid/accrued $39,000 (February 28, 2014: $30,000) to the President of the Company in consulting fees.
•	Paid/accrued $45,000CAD (February 28, 2014: $33,000CAD) in consulting fees to a company controlled by the CFO of the Company.
•	$65,750 was payable to the President and a company controlled by a CFO of the Company.
•	Incurred share based compensation expenses of $103,111 in relation to stock options issued to key management personnel (February 28, 2014: $nil).
•	See Note 6.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

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

On October 16, 2014 the Company entered into a termination and settlement agreement, dated effective October 14, 2014, with WOM and Mathew Chadwick (the “Settlement Agreement”), pursuant to which the parties have entered into mutual releases, Mr. Chadwick has resigned from the Company’s board of directors and as an officer of the company, and WOM has returned back to the treasury of the company 15,127,287 common shares that had been issued to it. Given the foregoing, all relationships between the parties, including but not limited to the WOM Agreement in regards to the Joint Venture business, have been terminated.

On January 30, 2015, the Company closed the first tranche of a private placement of 1,665,000 untis at a price of CAD$0.06 per unit for gross proceeds of CAD$99,900. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of US$0.10 during the first 24 months and at US$0.15 after 24 months. A cash finders’ fee of CAD$7,358 and 122,640 full broker warrants that expire on January 30, 2018 was paid to Canaccord Genuity.

As at February 28, 2015, the Company had 77,318,460 shares issued and outstanding.

10.	STOCK OPTIONS AND WARRANTS

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

For the six months ended February 28, 2015, the Company recorded $177,595 (February 28, 2014 – $92,029) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the six months ended February 28, 2015 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2014	3,655,000	$0.33
Cancelled	(550,000)	0.07 – 0.86
Expired	(700,000)	0.10
Granted	2,200,000	0.10
Balance, February 28, 2015	4,605,000	$0.18

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	February 28, 2015	August 31, 2014
Expected volatility	216%-219%	204%-219%
Risk-free interest rate	1.63%-1.79%	1.33%-1.79%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.06-$0.07	$0.05-$0.69

The Company has the following options outstanding and exercisable.

February 28, 2015		Options outstanding		Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.10	100,000	4.72 years	$0.10	100,000	$0.10
$0.10	2,100,000	4.68 years	$0.10	2,100,000	$0.10
$0.50	50,000	4.10 years	$0.50	50,000	$0.50
$0.70	500,000	4.07 years	$0.70	250,000	$0.70
$0.35	50,000	3.93 years	$0.35	25,000	$0.35
$0.16	250,000	3.87 years	$0.16	250,000	$0.16
$0.06	550,000	3.68 years	$0.06	550,000	$0.06
$0.15	555,000	0.96 years	$0.15	555,000	$0.15
$0.15	150,000	1.02 years	$0.15	150,000	$0.15
$0.15	150,000	2.05 years	$0.15	150,000	$0.15
$0.20	100,000	0.69 years	$0.20	100,000	$0.20
$0.25	50,000	1.25 years	$0.25	50,000	$0.25

	4,605,000	3.66 years	$0.18	4,605,000	$0.18

		Options outstanding			Options exercisable
August 31, 2014
	Number	Remaining	Exercise	Number	Remaining	Exercise
Exercise prices	of shares	contractual	Price	of shares	contractual	Price
		life		exercisable	life
$0.50	50,000	4.60 years	$0.50	50,000	4.60 years	$0.50
$0.72	100,000	4.59 years	$0.72	100,000	4.59 years	$0.72
$0.86	200,000	4.58 years	$0.86	200,000	4.58 years	$0.86
$0.70	500,000	4.57 years	$0.70	250,000	4.57 years	$0.70
$0.68	200,000	4.53 years	$0.68	100,000	4.53 years	$0.68
$0.35	50,000	4.43 years	$0.35	50,000	4.43 years	$0.35
$0.16	250,000	4.37 years	$0.16	250,000	4.37 years	$0.16
$0.075	50,000	4.34 years	$0.075	50,000	4.34 years	$0.075
$0.06	550,000	4.18 years	$0.06	550,000	4.18 years	$0.06
$0.10	300,000	0.14 years	$0.10	300,000	0.14 years	$0.10
$0.10	400,000	0.33 years	$0.10	400,000	0.33 years	$0.10
$0.15	555,000	1.45 years	$0.15	555,000	1.45 years	$0.15
$0.15	150,000	1.52 years	$0.15	150,000	1.52 years	$0.15
$0.15	150,000	2.55 years	$0.15	150,000	2.55 years	$0.15
$0.20	100,000	1.19 years	$0.20	100,000	1.19 years	$0.20
$0.25	50,000	1.75 years	$0.25	50,000	1.75 years	$0.25

	3,655,000	2.85 years	$0.30	3,305,000	2.67 years	$0.25

Warrants

A summary of warrants as at February 28, 2015 and August 31, 2014 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2014	13,606,245	$0.14
Granted	1,787,640	0.10
Balance, February 28, 2015	15,393,885	$0.14

Number	Exercise	Expiry
Outstanding [1]	Price	Date

460,000	$0.20	July 27, 2015
136,000	$0.20	August 24, 2015
278,275	$0.20	September 28, 2015
430,670	$0.20	November 15, 2015
1,468,000	$0.10	November 26, 2016
1,438,800	$0.10	December 23, 2016
2,167,160	$0.15	January 31, 2016
7,227,340	$0.15	February 13, 2016
1,787,640	$0.10 and $0.15 after 24 months	January 30, 2018
15,393,885

1. Each warrant entitles a holder to purchase one common share.

11.	COMMITMENTS – OTHER

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

(c)

On January 13, 2014, the Company entered into a corporate development agreement with Don Shaxon. The initial term of this agreement shall begin on the date of execution of this agreement and continue for twelve months. Thereafter the agreement will continue on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services the Company will pay the Provider Don Shaxon a signing stock bonus of 250,000 common shares of the Company, one-time cash bonus of $40,000 90 days after the commencement of the contract, and a monthly fee of $3,500 plus $500 in monthly expenses. Upon execution of the Agreement, the Company also granted 250,000 stock options. to Don Shaxon with respect to the corporate development agreement dated January 13, 2014. The exercise price of the stock options is $0.16, 250,000 stock options vested immediately, expiring January 13, 2019. On May 5, 2014, the Company signed an Addendum with Don Shaxon. The monthly compensation increased to $7,500 including expenses.

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

(e)

On April 24, 2014, the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Kent can be eligible to receive up to a total of 472,500 common shares of the Company.

(f)

On April 24, 2014, the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Shaxon can be eligible to receive up to a total of 472,500 common shares of the Company.

(g)

On April 24, 2014, the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Boone or his company can be eligible to receive up to a total of 472,500 common shares of the Company.

(h)

On April 24, 2014, the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Springett can be eligible to receive up to a total of 472,500 common shares of the Company.

(i)

On July 1, 2014, the Company has entered into a one year services agreement with TDM Financial for $120,000 payable in common shares of the Company. TDM Financial will provide marketing solutions and strategies to the Company. Upon the signing of the contract with TDM Financial, the Company issued 750,000 common stock of the Company at a deemed price of $0.16 for the term of the agreement.

(j)

On August 1, 2014, the Company signed an extension to the Letter of intent executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation (Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014, as per the terms of the extension, 118,416 common shares of the Company were issued at a deemed price of $0.19 per share. On December 12, 2014, the Company signed an extension on an amended Preliminary Lease Agreement and Extension of LOI, that was first executed on April 10, 2014 on behalf of Lexaria CanPharm Corp. - a wholly owned subsidiary of Lexaria, and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”) with Enertopia’s monthly portion being $6,992.

(k)

On August 1, 2014, the Company entered into a three month Investor Relations and Marketing Agreement with Neil Blake with a monthly fee of CAD$2,500. The agreement is extended on a month-to-month basis.

(l)

On September 18, 2014, the Company entered into a contract with the Company’s joint venture partner Lexaria Corp., and Maureen McGrath pursuant to which Ms. McGrath will lead the National Medical Marijuana Awareness and Outreach Strategy, a public awareness program jointly administered by Lexaria and our company.

(m)	On February 9, 2015, the Company entered into a one year contract with Maureen McGrath/McGrath Group as Lead Medical Strategist, with a monthly fee of CAD$3,000.

(n)	Also see note 7.

12.	SEGMENTED INFORMATION

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Renewable
Quarter ended February 28, 2015	Energy	Medical Marijuana	Corporate	Consolidated
Revenues	$-	$-	$-	$-

Net income (loss) from operations	-	(394,001)	(907,653)	(1,301,654)

Total assets	$1	$390,272	$807,333	$1,197,606

The operations of the Group are located geographically in the Canada.

13.	SUBSEQUENT EVENTS

(a)

On March 12, 2015, the Company closed the final tranche of a private placement of 590,000 units at a price of CAD$0.06 per unit for gross proceeds of CAD$35,400. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of US$0.10 during the first 24 months and at US$0.15 after 24 months. A cash finders’ fee of CAD$2,832 and 47,200 full broker warrants that expire on March 12, 2018 was paid to Canaccord Genuity.

14.	COMPARATIVE INFORMATION

Certain comparative information has been reclassified to conform with the presentation adopted in the current period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On September 18, 2014, we entered into a contarct with our joint venture partner Lexaria Corp., and Maureen McGrath pursuant to which Ms. McGrath will lead the National Medical Marijuana Awareness and Outreach Strategy, a public wareness program jointly administered by Lexaria and our company.

On February 9, 2014, we entered into a one year contract with Maureen McGrath/McGrath Group as Lead Medical Strategist, with a monthly fee of CAD$3,000.

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

Other relevant requirements for applicants and licensed producers under the MMPR include the following:

•	production facilities may only be located indoors(greenhouses are also acceptable);
•	production facilities must meet specified advanced security requirements to prevent and detect unauthorized access;
•	producers may not operate storefronts;
•	producers may not wholesale products except to other licensed producers; they must sell directly to authorized consumers or, if requested, to their physicians;
•	producers are required to notify their local government, local police force and local fire officials of their intention to apply to Health Canada, so that local authorities are aware of their proposed location and activities. Producers are also required to communicate with local authorities whenever there is a change in the status of their license;
•	producers must comply with all federal, provincial/territorial and municipal laws and by-laws, including municipal zoning by-laws;
•	there are no applicable federal fees payable in respect of the application or maintenance of the license to produce marijuana under the MMPR;
•	producer must have an employee designated as a quality assurance person who is responsible for assuring the quality of the dried marijuana, before it is made available for sale. This employee must have the training, experience and technical knowledge related to the proposed licensed activities and the requirements of the MMPR; and
•	applicants must submit a detailed description of their proposed record keeping methods. This must include a description of the process that will be used for recording transactions relating to licensed activities, including maintaining appropriate records of transactions and dealings with both suppliers and clients.

Other aspects of the MMPR relevant to our business include the following:

•	The MMPR do not contain any limitations on the conditions for which a health care practitioner can support the use of marijuana for medical purposes;
•	The MMPR does not impose a limit on the number of production licenses;
•	There are no restrictions under the new MMPR on the daily amount of marijuana that may be prescribed, there is an individual possession cap of the lesser of 150 grams or 30 times the daily amount. For example, if an individual has a daily amount of 2 grams per day, their possession cap would be 60 grams.

Our Planned Production Facilities

Each of our joint venture production facilities is planned as a state of the art indoor growing operation designed to meet or exceed the standards for safety and security provided for in the MMPR. Each of our planned facilities will be equipped for indoor, in-soil and/or hydroponic marijuana cultivation of preparation in accordance with the specifications of the MMPR and will accommodate each step required in the production of medical marijuana. Facilities will include:

•	temperature and humidity control systems;
•	automated irrigation systems;
•	automated grow lighting;
•	ventilation and air quality control systems;
•	drying and curing room;
•	product testing laboratory facilities;
•	packaging room;
•	storage vault;
•	information technology and security control room; and
•	administrative offices.

Production Facility Staffing Requirements

We anticipate that each of our planned facilities will require personnel acting in the following capacities:

•	marijuana cultivation expert to oversee production activities;
•	production assistants to provide support in all aspects of the cultivation and processing;
•	information technology specialist to manage electronic records, inventory and sales;
•	designated quality assurance specialist to monitor production standards and conduct routine product testing;
•	financial controller/accountant;
•	sales representative ; and
•	operations manager/executive to oversee the entirety of the joint venture operations.

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

Marijuana Cultivation at our Planned Production Facilities

We intend to cultivate our medical marijuana using state of the art organic indoor growing techniques which will be customized to optimize the quality, yield and desired potency of medicinal marijuana produced. On average, the indoor production cycle of marijuana from planting to harvest is 3 to 5 months in duration. However, the use of certain varietals and growing techniques can shorten the production cycle to as little as 6 weeks or lengthen it to as long as 8 months. An initial harvest grown from seed stock (rather than from planting a clone/trimming) will typically require an additional three to four months growing time. Each of our planned facilities will grow several varietals requiring varying production times. Each of our planned facilities will follow the following cultivation procedures:

•	Varietal Selection: marijuana varietals are selected based on a variety of considerations, including patient demand, consumer availability, yield, growth time, and cannabidiol and tetrahydrocannabinol content ( see paragraph below entitled “The Use of Marijuana for Medical Purposes”);
•	Seed Procurement: seeds are obtained from a range of Canadian and international suppliers approved by Health Canada;
•	Germination: seeds are germinated in peat, soil, or water until sprouted (approximately 1 week)
•	Planting: plants for production are grown from sprouted seeds or from clippings taken from a “mother” plant;

•

Seedling Maturation: seedlings are matured under fluorescent lighting until they develop roots and cotyledons (seed leaves) and develop identifiable sex characteristics. Male plants are separated for breeding and female plants cultivated for consumption. (4 to 6 weeks).

•

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

•

Pre-Flowering: Following the vegetative stage, plants enter a pre-flowering phase during which plant development increases dramatically and the structure for flowering develops (approximately 2 weeks).

•	Flowering: Following pre-flowering, plants enter a flowering phases during which the smoke-able bud/flowers develop. The flowering phase varies from about 6 to 22 weeks.
•	Harvesting: When flowers(buds) achieve the desired size and maturity they are harvested and dried on metal racks.
•	Quality Control: Dried buds are weighed and tested for contaminants, mold, potency and chemical composition.
•	Storage: Unsatisfactory product is quarantined and destroyed, which product meeting the required specification is vacuum sealed and labelled.

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

To date, Health Canada has not provided estimated or guaranteed process times for any application stage. According to Health Canada, as at August. 25, 2014, it had received 1,009 formal production license applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 25 productions licenses have been granted to 23 different producers with only 2 licenses granted during the summer of 2014. Due to the slow progress, uncertain timing, and apparent backlog of production license application reviews by Health Canada, we are currently unable to determine with any accuracy when any of our applications under review will be processed.

Current Litigation Affecting MMPR Regulatory Regime

Allard Case

On March 21, 2014, an injunction was granted by the Federal Court of Canada to four appellants, including Neil Allard, who are appealing the regulations which came in to effect on April 1, 2014. The injunction provides that Authorizations to Possess [ATPs] medical marijuana granted under the MMAR that were valid on March 21, 2014 and associated Personal Use Production Licenses and Designated Production Licenses valid on September 30, 2013 remain valid under the terms of those authorizations, with the exception that the amount of marijuana that can be possessed under the ATP is now limited to 150 grams. The impact of the order is that approximately 37,500 licensees under the MMAR will be permitted to continue production and consumption of marijuana under the MMAR. The court order has no effect on the implementation of the MMPR going forward and no new licenses will be granted under the MMAR. On March 31, 2014, the Federal Government announced its intention to appeal the March 21, 2014 order. On December 15, 2014, the appeal by the Federal Government was denied by the courts. On February 23, 2015, the case commenced and is scheduled for three weeks.

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

On October 1, 2014 the Federal Government filed a notice to appeal the decision to the Supreme Court of Canada to determine whether medical marijuana patients have a constitutional right to edible medical marijuana products, such as cannabis oils, butters, teas and lotions. No date has been set for the hearing. On March 20, 2015, the Supreme Court of Canada has scheduled to hear the case.

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

SEXUAL ENHANCEMENT GEL

On February 9, 2015, Enertopia announced the launch of a new product line V-Love TM for women’s sexual health. V-Love TM for women is a sexual stimulatory gel that provides sensation to assist women with desire. The gelis currently under production and will be available for sale in Canada during the third quarter and for sale in the USA in the fourth quarter. Enertopia owns 100% of the product and its fourmulation. Enertopia engaged a cGMP compliant facility, holding a Health Canada Site License, which allows them to produce Natural Health Products. They are a Vancouver based manufacturer with over 150 years of experience. This manufacturer will formulate the final ingredients for V-Love TM and handle all the production of the sexual desire gel.

V-Love TM is a brand new natural option to bring back the feeling of sexual desire. It is water based, silky smooth and fragrance fee. Any woman may be affected by low secual desire at anytime in their life or their relationship. According to the Preside Study, 44% of women between the ages of 24 and 44 were affected by low desire. V-Love TM is an innovative blend of natural and plant derived ingredients that helps to stimulate that feeling of desire.

The Company did an initial launch on February 13, 2015 by showcasing samples of V-LoveTM at the Vancouver Health and Wellness Show and provided educational information on the desire gel.

The sexual health market worldwide is estimated at $20 billion dollars. The lubrication market is estimated at over $1 billion dollars and products for sexual dysfunction in men are over $4 billion dollars. The Company’s V-LoveTM product is made from food save products, currently all products are sourced in Canada and all final product is processed by the manufacturing company in a cGMP compliant facility, holding a Health Canada Site License, which allows them to produce Natural Health Products.

The Company is currently producing sexual health informational material for women that is being overseen by Maureen McGrath, RN. The Company will be providing educational seminars as well as placing V-LoveTM in pharmacies to be sold over the counter in the coming months in Canada. The Company is currently sourcing and evaluating V-LoveTM for residents of the USA as a future product.

On September 18, 2014, we entered into a six month contract with our joint venture partner Lexaria Corp., and Maureen McGrath pursuant to which Ms. McGrath will lead the National Medical Marijuana Awareness and Outreach Strategy, a public awareness program jointly administered by Lexaria and our company.

On November 3, 2014, the Company granted 2,100,000 stock options to directors, officers and consultants of the Company, vesting immediately with an exercise price of $0.10, expiring November 3, 2019.

On November 18, 2014, the Company granted 100,000 stock options to a consultant of the Company, vesting immediately with an exercise price of $0,10, expiring November 18, 2019.

On January 30, 2015, Enertopia closed the first tranche of a private placement of 1,665,000 units at a price of CAD$0.06 per unit for gross proceeds of US$79,920, CAD$99,900. Each Unit consists of one common share of the Company and full non-transferable Share purchase warrant. Each Warrant will be exercisable into one further Share at a price of US$0.10 per Warrant Share at any time until the close of business on the day which is 24 months from the date of issue of the Warrant, and thereafter at a price of US$0.15 per Warrant Share at any time until the close of business on the day which is 36 months from the date of issue of the Warrant.

On February 6, 2015, the Company’s Board has appointed Bal Bhullar as a Director of the Company. Ms. Bhullar has been and continues to be the Chief Financial Officer of the Company since October 9, 2009.

February 6, 2015, the Board of Directors accepted the resignation of John Thomas as Director of the Company.

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

Competition

There is strong competition relating to all aspects of the medical marijuana sector. We will actively compete for capital, skilled personnel, and in all other aspects of its operations with a substantial number of other organizations, many of which have greater technical and financial resources than our company. We will actively compete medical marijuana projects and opportunities, and will constantly be facing competition by both smaller and larger companies in all geographical segments of the market. We also anticipate that our joint ventures will face considerable competition for industrial marijuana customers. According to Health Canada, as at August 25, 2014, it had received 1,009 formal production license applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 25 productions licenses have been granted to 23 different producers. Despite the slow progress by Health Canada to grant production licenses under the MMPR, we anticipate that hundreds of production licenses will be granted by Health Canada across Canada and that our joint ventured will be required to compete with those licensees for medical marijuana consumers.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2015 other than office computers, furnishings, and communication equipment as required.

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

Results of Operations – Three Months Ended February 28, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2015, which are included herein.

Our operating results for the three months ended February 28, 2015, for the three months ended February 28, 2014 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month Period
			Ended
	Three Months Ended	Three Months Ended	February 28, 2015 and
	February 28, 2015	February 28, 2014	February 28, 2014
Revenue (cost recovery)	$ Nil	$ Nil	$ Nil
Other (income) expenses	(10,000)	8,982	(18,982)
General and administrative	350,111	237,228	112,883
Interest expense	771	2,878	(2,107)
Consulting fees	193,358	124,784	68,574
MMJ expenses	Nil	76,594	(76,594)
Professional Fees	10,656	13,723	(3,067)
Net income (loss)	(340,111)	(322,804)	(17,307)

Our accumulated losses increased to $12,067,317 at February 28, 2015. Our financial statements report a net loss of $340,111 for the three-month period ended February 28, 2015, compared to a net loss of $322,804 for the three-month period ended February 28, 2014. Our net losses have increased by $17,307 for the three month period ended February 28, 2015, our general and administrative expenses were higher by $112,883 for February 28, 2015 compared to February 28, 2014. The increase was largely due to higher consulting fees of $193,358 for the three month period ended February 28, 2015, compared to $124,784 for February 28, 2014. These increased costs were largely due to new consulting contracts for the joint venture partnerships. In addition the Company incurred increased costs of $83,060 for advertising, and $21,257 for rent for the three month period ended February 28, 2015.

Results of Operations – Six Months Ended February 28, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2015, which are included herein.

Our operating results for the six months ended February 28, 2015, for the three months ended February 28, 2014 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month Period
			Ended
	Three Months Ended	Three Months Ended	February 28, 2015 and
	February 28, 2015	February 28, 2014	February 28, 2014
Revenue (cost recovery)	$ Nil	$ Nil	$ Nil
Other (income) expenses	10,000)	8,982	1,018
General and administrative	907,654	386,637	521,016
Interest expense	1,164	3,224	(2,060)
Consulting fees	591,555	190,805	400,750
MMJ expenses	384,000	76,594	307,406
Professional Fees	69,593	32,447	37,146
Net income (loss)	(1,301,654)	(472,213)	(829,440)

Our accumulated losses increased to $12,067,317 as at February 28, 2015. Our financial statements report a net loss of $1,301,654 for the six month period ended February 28, 2015, compared to a net loss of $472,213 for the six-month period ended February 28, 2014. Our net losses have increased by $829,440 for the six month period ended February 28, 2015, our general and administrative expenses were higher by $521,016 for February 28, 2015 compared to February 28, 2014. The increase was largely due to higher consulting and stock based compensation costs of $591,555 for the six month period ended February 28, 2015, compared to $190,805 for February 28, 2014. These increased costs were largely due to new consulting contracts for the joint venture partnerships and granting stock options to various consultants. In addition the Company incurred increased costs of $131,810 for advertising, $45,352 for rent, and $69,593 in professional fees for the six month period ended February 28, 2015. The Company’s expenses were higher for the six month period ended February 28, 2015 by $829,440 compared to the same time last year. These increased costs were due to the Company’s Medical Marijuana business sector and the sexual desire gel, and thus entering into definitive joint venture agreements and letter of intents. Additional costs have been incurred by having new advisors and consultants join the Company. The medical marijuana expenses increased by $384,000 for the six months ended February 28, 2015 compared to $76,594 for February 28, 2015. This is due to the revaluation of the shares issued to The Green Canvas Ltd. joint venture. The increase is from the issuance of Lexaria common shares to the Company with respect to the two definitive joint venture agreements that have been entered into.

As at February 28, 2015, we had $566,926 in current liabilities. The increase is largely due to a deferred revenue of $260,000 with respect to our joint venutue agreement with Lexaria Corp. Our net cash used in operating activities for the six months ended February 28, 2015 was $609,746 compared to $392,849 used in the six months ended February 28, 2014. The increase in cash used in operating activities was in increased expenses due to the medical marijuana business operations with respect to various agreements the Company has signed and in the development of the business.

Our total liabilities as of February 28, 2015 were $566,926 as compared to total liabilities of $579,826 as of August 31, 2014.

Liquidity and Financial Condition

Working Capital

	At February 28,	At August 31,
	2015	2014
Current assets	$807,333	$1,488,227
Current liabilities	(566,926)	(579,826)
Working capital (deficiency)	$240,407	$908,401

Cash Flows

	SixMonths Ended
	February 28	February 28
	2015	2014

Cash flows (used in) operating activities	$(609,746)	$(392,849)
Cash flows from financing activities	92,392	2,068,430
Cash flows (used in) investing activities	-	(706,606)
Net increase (decrease) in cash during period	$(517,354)	$968,975

Operating Activities

Net cash used in operating activities was $609,746 in the six months ended February 28, 2015 compared with net cash used in operating activities of $392,849 in the same period in 2014. The increase in cash used mostly results from increased operating costs incurred in the current period from the medical marijuana business operations and alternative health and wellness.

Financing Activities

Net cash provided by financing activities was $92,392 in the six months ended February 28, 2015 compared to $2,068,430 in the same period in 2014. Cash provided in 2015 and 2014 was from private placement financings.

Investing Activities

Net cash used in investing activities was $Nil in the six months ended February 28, 2015 compared to $706,606 in the same period in 2014. Cash used in 2014 was for the medical marijuana joint ventures.

Revenue comparisons for the Quarter ended February 28, 2015 compared to the quarter ended February 28, 2014

For the six month period ended February 28, 2015, the Company had $Nil in revenues compared to $Nil in revenues for the same six-month period in the prior year. The Company has generated $406,461 in revenues from inception on November 24, 2004 to February 28, 2015.

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

As of February 28, 2015, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The success of our business plan relies in part on the timely processing by Health Canada of one or more of the various applications submitted by our joint ventures to become licensed producers under MMPR. According to Health Canada, as at August, 25, 2014, it had received 1,009 formal production licenses applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 25 productions licenses have been granted to 23 different producers with only 2 licenses granted during the summer of 2014. Due to the slow progress, uncertain timing, and apparent backlog of production license application reviews by Health Canada, we are unable to determine with any accuracy when any of our applications will be processed. Undue delays on the part of Health Canada in processing our application may result in our failure to meet contractual deadlines and termination of our joint ventures, or cause our joint ventures to incur additional expenses without the imminent prospect of revenues, which could cause our business to fail.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
10/04/2015

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
10/04/2015