Form 10-K/A
period 2014-08-31
Enertopia Corp.
filed 2015-05-07
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

75,653,460 common shares as of November 15, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our annual report on Form 10-K for the period ended August 31, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission on December 1, 2014 (the “Original Filing Date”), to:

  amend disclosure regarding the termination provisions contained in our joint venture agreement with the Green Canvas Ltd.;
  enhance disclosure in Item 7. (Management’s discussion and Analysis of Financial Condition and Results of Operation) regarding liquidity requirements or uncertainties regarding our medical marijuana business activities;
  include under Item 5. (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) market price information for our securities quoted on the Canadian Securities Exchange.
  Incorporate by reference the material agreements listed in exhibits 10.7 and 10.8 hereto.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K. No other changes have been made to the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto

PART I

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

Status of Green Canvas Joint Venture

The GCL submitted its-application to Health Canada for a production license on July 2014. The application is in the preliminary screening phase during which any deficiencies in the application cited by Health Canada must be corrected before the application proceeds to advanced screening and security clearance. When preliminary screening, enhanced screening and security clearance are concluded, the application review process will begin, followed by pre-license inspection if the application is successful. We are unable at this time to meaningfully anticipate or predict a timeline for review, approval and processing of our application by Health Canada. If the Heath Canada license is not received by the first anniversary date of the agreement our company would have no further obligations under the joint venture. If a production licensed is granted by Health Canada then our company would be responsible to make the above described payments pursuant to the agreement. If a production license is not obtained by the February 28, 2015 deadline, we may nevertheless seek to extend our participation in the joint venture beyond the anniversary date if we determine that (i) sufficient progress has been made to merit additional investment, and (ii) we have access to adequate financing. Any extension of the joint venture will be subject to the mutual approval of our Company and the GCL.

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

Our MMJ business plan relies upon our joint ventures with third parties including The Green Canvas Ltd., and Lexaria Corp. We currently rely upon our joint venture partners to co-finance our MMJ business opportunities, and to contribute administrative support and MMJ expertise toward the development of our business opportunities. Each of our joint venture agreements may be terminated by our joint venture partners in the event that we do not fulfill our contractually mandated financial obligations in respect of the joint venture. In the case of our joint venture with The Green Canvas, joint venture shall terminate if no MMJ production license from Health Canada is received Canada by February 28, 2015. Our joint venture with Lexaria will terminate automatically if no production license is received by May 27, 2016. Additionally, our joint venture partners may not perform their contractual obligations to the joint venture, which would give our company the option to terminate. Because the performance and success of our business relies on the success of our joint ventures, the termination of any joint venture would materially harm our business prospects or cause our business to fail.

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

Item 4.        (Removed and Reserved).

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board and the OTCQB quotation service under the symbol “ENRT.” Our CUSIP number is 29277Q1047.  Since August 13, 2010, our common shares have also been listed on the Canadian Securities Exchange (formerly known as the Canadian National Stock Exchange) under the symbol "TOP".

The following quotations  reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock on the OTCQB quotation service and Over-the-Counter Bulletin Board for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2014	$0.22	$0.10
May 2014	$1.08	$0.15
February 2014	$0.45	$0.05
November 2013	$0.08	$0.02

August 2013	$0.15	$0.01
May 2013	$0.18	$0.04
February 2013	$0.05	$0.05
November 2012	$0.06	$0.05
August 2012	$0.08	$0.04

(1) The quotations above were obtained from Yahoo Finance, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 7, 2014, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.06. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

The high and low bid prices (given in Canadian Dollars) of our common stock on the Canadian Securities Exchange for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2014	$0.24	$0.11
May 2014	$1.20	$0.16
February 2014	$0.49	$05
November 2013	$0.08	$0.02
August 2013	$0.05	$0.01
May 2013	$0.01	$0.01
February 2013	$0.06	$0.05
November 2012	$0.10	$0.05
August 2012	$0.10	$0.06

(1) The quotations above were obtained from TD Waterhouse Investor Services, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of November 7, 2014, there were 564 holders of record of our common stock. As of November 20, 2013, 41,364,415 common shares were issued and outstanding.

Our common shares are issued in registered form. Computershare, 2nd Floor, 510 Burrard Street, Vancouver, BC V6C 3B9 (Telephone: 604-661-9400; Facsimile: 604-661-9549) is the transfer agent for our common shares.

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

Plan of Operation

During the next twelve month period (beginning September 1, 2014), we intend to:

  continue to support and further the progress of the medical marihuana production license applications for our joint ventures with The Green Canvas and Lexaria;
  identify and secure sources of equity and/or debt financing for our medical marihuana joint venture projects;
  identify and secure sources of equity and/or debt financing for our prospective drilling project with Downhole Energy LLC;
  continue to identify and evaluate business opportunities in the marihuana production industry in Canada.

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning June 1, 2014
Expense	Amount ($)
Research and Development	100,000

Development of The Green Canvas Joint Venture (facility planning and development, management consulting fees, contingency)	450,000
The Green Canvas Joint Venture anniversary payment (subject to award of MMPR production license)	250,000
Development of Lexaria Joint Venture (MMPR application support, development and construction of Burlington, Ontario facility, lease payments, staff requirements, computer and office equipment)	1,500,000
Management Consulting Fees	450,000
Professional fees	80,000
Rent	35,000
Other general administrative expenses	100,000
Total	$ 2,965,000

12 Month Outlook for The Green Canvas Ltd. Joint Venture

Our joint venture with The Green Canvas Ltd. submitted its-application to Health Canada for a medical marihuana production license in July 2014. The application is in the preliminary screening phase during which any deficiencies in the application cited by Health Canada must be corrected before the application proceeds to advanced screening and security clearance. When preliminary screening, enhanced screening and security clearance are concluded, the application review process will begin, followed by pre-license inspection if the application is successful. We are unable at this time to meaningfully anticipate or predict a timeline for review, approval and processing of our application by Health Canada. The joint venture will terminative automatically if the joint venture does not receive a medical marihuana production license from Health Canada by February 28, 2015.

We have satisfied our cash and equity obligations to the joint venture until February 28, 2015, earning a 49% interest in the joint venture. If a production license is obtained by February 28, 2015, we will be responsible to pay to the GCL $250,000 and 3,000,000 common shares by February 28, 2015 in consideration of an additional 2% interest in the joint venture. We are also responsible to pay consulting fees of $180,000 per year ($15,000 per month) during the first year of the GCL joint venture from February 28, 2014 to February 28, 2015. Finally, we are committed to pay a 49% share of any expenses incurred by the joint venture, subject to the possible termination of the joint venture (at our option) for failure to obtain a production license by February 28, 2015.

During the 12 months beginning September 1, 2015, it is anticipated that the joint venture will:

  attend to its ongoing license application with Heath Canada (no anticipated costs to Enertopia);
   in light of upgraded Health Canada security requirements issued in July, 2014, prepare a new preliminary design and budget for renovation of the planned production facility (estimated cost to Enertopia of $5,000);
  if the joint venture is continued after February 28, 2015,  and further subject to receipt of Ready to Build letter, finalize design and execute renovation of planned production facility (estimated cost to Enertopia of $240,000);
  pay consulting fees of $135,000 through February 28, 2015 (cost to Enertopia of $135,000).

We have sufficient cash on hand to satisfy our obligations to The Green Canvas joint venture and have allocated $700,000 for the 12 month period beginning June 1, 2014 which amount includes $250,000 (annual payment); $250,000 (planning, design, and construction), $135,000 (management consulting fees) and  $65,000  (contingency).

If the joint venture does not obtain a production license from Health Canada by the February 28, 2015 deadline, the joint venture will terminate without further obligation to our company. If the license is not obtained, we may nevertheless seek to extend the joint venture beyond the anniversary date if we determine that (i) sufficient progress has been made to merit additional investment, and (ii) we have access to adequate financing to satisfy our annual payments under the joint venture, in additional to any other capital requirements which may emerge during the licensing process.

12 Month Outlook for Lexaria Joint Venture

On May 28, 2014, our company and Lexaria entered into a definitive agreement to develop a joint business for the production, manufacture, propagation, import/export, testing, research and development of marijuana in the Province of Ontario under the MMPR, Pursuant to the Agreement, ownership, revenues, and liability related to the the Joint Venture is 51% to Enertopia and 49% to Lexaria. Expenses incurred by the joint venture shall be allocated 45% to Enertopia and 55% to Lexaria. Enertopia shall be responsible for management of the joint venture for as long as it maintains majority ownership.

Since May 28, 2014, to date, Lexaria and Enertopia have contributed $55,000 and $45,000 to the joint venture, respectively. The Lexaria joint venture has identified a production location in Burlington, Ontario, secured a lease to the facility and received municipal zoning approval for the proposed site in July, 2014. The joint venture`s license application to Health Canada under the MMPR was submitted in July, 2014 and is currently in the preliminary screening stage. We currently lease 20,000 square feet of the planned facility space and may terminate the lease with 90 days’ notice to the landlord if our Health Canada application is refused for any reasons. The lease is payable in shares of our common stock under January, 2015. If we do not receive a ready to build letter from Health Canada by January 22, 2015, we will have no further obligations under the lease agreement. Alternately, the joint venture may continue under the lease agreement and the applicable rent shall be payable in cash or in shares at the discretion of the lessor. The applicable lease payments are $8.25 per square foot of occupied space per year.

During the 12 months beginning September 1, 2014 we anticipate that the joint venture will undertake the following activities and expenses:

  subject to receipt of a ready-to-build letter from Health Canada, engage an architect to design the production facility;
  subject to receipt of a ready-to-build letter from Health Canada and completion of design, commence construction of the Burlington production facility (cost to Enertopia of $1,350); and
  extend lease agreement for Burlington facility. At the discretion of the landlord, this may require monthly cash lease payments of $13,750 beginning January 22, 2015 (cost to Enertopia of $6,187.50 per month).

We are currently unable to provide a meaningful time estimate for completion of license application and construction milestone. We estimate that design and construction of the proposed facility will take approximately 6 to 9 months from the time we obtain a ready-to-build letter. Our joint may be terminated by Lexaria in the event that we do not fulfill our contractually mandated financial obligations in respect of the joint venture. The joint venture will also terminative automatically if the joint venture does not receive a medical marihuana production license from Health Canada by January 22, 2016.

As at the date of this annual report, we do not have sufficient cash on hand to finance our entire potential and estimated $1,500,000 cash obligation to the Lexaria joint venture for the 12 months beginning September 1, 2014. In the uncertain event that all of our anticipated financial obligations to the joint venture become due, we will be required to seek additional debt or equity financing. As at the date of this registration statement we have no financing arrangements in place.

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

PART IV

Item 15.      Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
No.

3.1	Articles of Incorporation dated November 24, 2004 (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

3.2	Bylaws (incorporated by reference on our Registration Statement on Form SB-2/A filed March 6, 2006)

10.1	Mining Lease between Nevada North Resources (U.S.A.), Inc. and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.2	Exploration Agreement with Options for Joint Venture between our company and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.3	Amended Exploration Agreement between our company and Miranda U.S.A. Inc. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.4	Consulting Agreement between our company and KGE Management Ltd. (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

10.5	Assignment Agreement with 0743608 B.C. Ltd. (incorporated by reference on our Current Report on Form 8-K filed March 19, 2007)

10.6	Consulting Agreement with Mr. Robert McAllister dated December 1, 2008

10.7	Joint Venture Agreement with The Green Canvas Ltd. dated February 28, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 28, 2014).

10.8	Definitive Joint Venture Agreement dated May 28, 2014 with Lexaria (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 29, 2014).

14.1	Code of Ethics (incorporated by reference by from our annual report on Form 10-KSB filed on November 29, 2007).

31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).

31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERTOPIA CORP.

By:        /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: May 7, 2015.

By:        /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: May 7, 2015.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: May 7, 2015.

By:        /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: May 7, 2015.