Form 10-Q
period 2015-05-31
Enertopia Corp.
filed 2015-07-14
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________  to __________

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
77,908,460 common shares issued and outstanding as of July 11, 2015

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Our unaudited interim consolidated financial statements for the nine months period ended May 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31	August 31
	2015	2014

ASSETS

Current
Cash and cash equivalents	$187,380	$888,122
Owned securities (Note 4)	183,751	323,750
Accounts receivable	41,724	42,264
Prepaid expenses and deposit	30,459	234,091
Inventory (Note 7)	40,470	-

Total current assets	483,784	1,488,227
Non-Current
Long term investments - GSWPS (Note 5)	1	1
Medical Marijuana Assets (Note 6)	-	774,271
Total Assets	$483,785	$2,262,499

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$211,248	$226,916
Deferred revenues	50,000	280,000
Due to related parties (Note 8)	72,910	72,910
Total Current Liabilities	334,158	579,826

STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 77,908,460 common shares at May 31, 2015 and August 31,2014: 90,870,747	77,908	90,870
Additional paid-in capital	11,308,661	14,070,611
Shares to be returned	(6,400)	(1,713,145)
Deficit accumulated during the exploration stage	(11,230,542)	(10,765,663)
Total Stockholders' Equity	149,627	1,682,673
Total Liabilities and Stockholders' Equity	$483,785	$2,262,499

The accompanying notes are an integral part of these consolidated financial statements

F1

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	RETURNED	STAGE	EQUITY

Balance, August 31, 2013	30,314,415	30,314	5,622,895	-	(6,124,658)	(471,449)

Shares issued to Downhole Energy	100,000	100	1,900			2,000

Shares issued to Stewart Briggs/Olibri	750,000	750	36,750			37,500

Shares issued for MM Assets	10,000,000	10,000	190,000			200,000

Shares issued for Investor Relations	200,000	200	13,800			14,000

Shares issued for cash for PP on Nov 18	2,720,000	2,720	133,280			136,000

Shares issued for cash for PP on Dec 23	2,528,000	2,528	113,732			116,260

Shares issued per Agreement with DS	250,000	250	37,250			37,500

Shares issued per JV with WOM	5,000,000	5,000	895,000			900,000

Shares issued for cash for PP on Jan 31	4,292,000	4,292	395,292			399,584

Shares issued for warrant conversion	1,126,500	1,127	214,973			216,100

Shares issued for option conversion	450,000	450	43,800			44,250

Shares issued for cash for PP on Feb 13	12,946,000	12,946	1,182,070			1,195,016

Shares issued as per Agreeement with Agora	54,347	54	12,446		12,500

Shares issued per JV Agreement with GCL	10,000,000	10,000	2,090,000		2,100,000

Shares issued per JV Agreement with WOM	1,000,000	1,000	599,000		600,000

Shares issued for warrant conversion	5,827,855	5,828	909,143		914,971

Shares issued for option conversion	425,000	425	83,800		84,225

Shares issued as per agreement with R. Chadwick	100,000	100	59,900		60,000

Shares issued as per agreement with Dr. Melamede	250,000	250	169,750		170,000

Shares issued as per various Ontario agreements	623,297	623	212,676		213,299

Shares issued as per Agreement with Agora	72,917	73	13,053		13,126

Shares issued as per various Ontario agreements	720,000	720	100,080		100,800

Shares issued as per Agreement with Emerging LLC	750,000	750	119,250		120,000

Shares issued for warrant conversion	252,000	252	24,948		25,200

Shares issued per LOI Burlington	118,416	118	22,382		22,500

Stock Based Compensation			773,441		773,441

Comprehensive income (loss): (Loss) for the year				(4,641,005)	(4,641,005)

WOM JV Termination, shares back to Treasury	(15,127,287)	(15,127)	(1,667,418)		(1,682,545)

Shares returned for contract cancellation C. Hornung	(90,000)	(90)	(30,510)		(30,600)

Balance, August 31, 2014	5,653,460	75,653	12,372,683	(10,765,663)	1,682,673

Stock based compensation			177,596		177,596

Shares issued for PP on January 30	1,665,000	1,665	70,400			72,065

Shares issued for PP on March 12	590,000	590	25,582			26,172

Shares to be returned for GCL JV termination			(1,337,600)	(6,400)		(1,344,000)

Comprehensive income (loss): (Loss) for the period					(464,879)	(464,879)

Balance, May 31, 2015	77,908,460	77,908	11,308,661	(6,400)	(11,230,542)	149,627

The accompanying notes are an integral part of these consolidated financial statements

Enertopia Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		Nine Months Ended
	May 31	May 31	May 31	May 31
	2015	2014	2015	2014

Revenue
Sales	$(1,598)	-	$(1,598)	-

Cost of Product Sales	570	-	570	-

Gross Profit	(1,028)	-	(1,028)	-

Expenses
Accounting and audit	7,337	12,570	47,965	35,244
Sales & Marketing	3,014	-	3,197	-
Advertising & Promotions	52,214	34,886	184,024	108,344
Bank charges and interest expense	360	1,032	1,524	4,256
Consulting/Stock Based Compensation	101,453	1,087,592	693,008	1,278,397
Fees and dues	4,742	15,045	29,396	30,713
Insurance	3,257	3,103	7,132	11,889
Investor relations	9,207	30,055	27,680	56,684
Legal and professional	5,679	35,679	34,644	45,451
Office and miscellaneous	1,146	7,588	8,850	19,790
Research and Development	1,826	-	7,189	-
Rent	20,607	25,624	65,959	28,128
Telephone	886	555	2,731	784
Training & Conferences	-	23,104	394	32,482
Travel	6,255	22,050	11,944	33,358

Total expenses	217,983	1,298,883	1,125,637	1,685,520

(Loss) for the period before other items	(216,955)	(1,298,883)	(1,124,609)	(1,685,520)

Other income (expense)
Other income	10,000	300,000	30,000	300,000
Impairment of long term investments	(6,270)	-	(6,270)	-
MMJ license (expenses) recovery	960,000	-	576,000	(76,594)
Equity interest pick up	-	(123,799)	-	(132,781)
Gain on owned securities	90,000	150,000	60,000	150,000

Net loss and comprehensive loss for the period	$836,775	$(972,682)	$(464,879)	$(1,444,895)

Basic and diluted income (loss) per share	$0.01	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	77,842,904	86,529,895	78,878,548	57,551,337

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Nine Months Ended
	May 31	May 31

	2015	2014
Cash flows used in operating activities
Net Income (loss)	$(464,879)	$(1,444,895)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	177,596	941,154
MMJ expenses (recovery)	(576,000)	-
Gain on owned securities	(60,000)	(150,000)
Equity pick-up	-	132,781
Impairment of long term investments	6,270	76,595
Other non-cash activities	-	58,230
Change in non-cash working capital items:

Accounts receivable	540	(23,137)
Prepaid expenses and deposit	203,632	(251,670)
Inventory	(40,470)	-
Deferred charges	(30,000)	-
Accounts payable and accrued liabilities	(15,668)	(111,928)
Due to related parties	-	(50,700)
Net cash (used in) operating activities	(798,979)	(823,570)

Cash flows from (used in) investing activities
Investment in Pro Eco	-	10,004
Investment in Medical Marijuana Operations	-	(975,000)
Net cash from (used in) investing activities	-	(964,996)

Cash flows from financing activities
Promissory notes - related party	-	(47,380)
Net Proceeds from Options exercised	-	130,000
Net Proceeds from Warrants exercised	-	913,096
Net proceeds from subscriptions received	98,237	2,007,408
Net cash from financing activities	98,237	3,003,124

Increase (Decrease) in cash and cash equivalents	(700,742)	1,214,558
Cash and cash equivalents, beginning of period	888,122	1,341
Cash and cash equivalents, end of period	$187,380	$1,215,899

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENRTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited interim consolidated financial statements for the period ended May 31, 2015 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2014 audited annual consolidated financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company was an independent natural resource company engaged in the exploration, development and acquisition of natural resources in the United States and Canada. In the fiscal year 2010, the Company shifted its strategic plan from its non-renewal energy operations to its planned renewal energy operations and natural resource acquisition and development. In late summer of 2013, the Company added another business sector in its entrance to medical marijuana and alternative health and wellness and is considered a development stage company. The Company has offices in Vancouver and Kelowna, B.C., Canada.

Effective September 25, 2009, we effected one (1) for two (2) share consolidation of our authorized and issued and outstanding common stock.

On February 8, 2010, the Company changed its name from Golden Aria Corp. to Enertopia Corp.

On February 22, 2010, the Company increased its authorized share capital to 200,000,000 common shares.

2.	GOING CONCERN UNCERTAINTY

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $464,879 for the nine months ended May 31, 2015 [net loss of $1,444,895 for the nine months ended May 31, 2014] and as at May 31, 2015 has incurred cumulative losses of $11,230,542 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, the Company has no further performance obligation, and returns can be reasonably estimated.

c)	Inventories and Cost of Sales

The Company has three major classes of inventory: finished goods, raw materials and supplies. In all classes, inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

d)	Recently Adopted Accounting Pronouncements

FASB ASU 2014-10, in June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915)”. The amendments in ASU 2014-10 remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual reporting period beginning after December 15, 2014. The withdrawal of the presentation and disclosure requirements of Topic 915 is effective for annual reporting periods beginning after December 15, 2015. The revised consolidation standards are effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for any annual reporting period or interim period for which an entity’s financial statements have not yet been issued or made available for issuance. The Company has early adopted ASU 2014-10 and impacts of its adoption have been reflected throughout the Company’s consolidated financial statements, with the significant effect being the elimination of disclosures of certain cumulative amounts incurred during the period from inception to the period end reporting date.

e)	New Accounting Pronouncements

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

As at May 31, 2015 owned securities consist of 375,000 common shares of Cheetah Oil & Gas Ltd. obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Cheetah Oil & Gas Ltd. was $0.01 per share as at May 31, 2015 (August 31, 2014 - $0.01) .

As at May 31, 2015 owned securities consist of 1,000,000 common shares of Lexaria Corp. obtained through Definitive Agreements as per Note 6 (c). The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Lexaria Corp. was $0.18 per share as at May 31, 2015.

As at May 31, 2015 owned securities consist of 500,000 restricted common shares of Lexaria Corp. at deemed price of $0.40 per share. Such shares to be released to the Company when a valid license from Health Canada, which designate Enertopia as a Licensed Producer pursuant to Canada's Marijuana for Medical Purposes Regulations (the “MMPR license”), has been received. In the event of MMPR license has not been received within 24 months of the date of this agreement, such shares will be cancelled and returned to treasury. Restricted shares are not within the scope of ASC 320-10 and are therefore accounted for at cost less other than temporally impairment if the restriction does not terminated within one year. No other than temporally impairment incurred as at May 31, 2015. Subsequent to quarter end, Enertopia has sold its interest in the Burlington project and therefore this agreement has been terminated as at June 11, 2015. The 500,000 common shares of Lexaria Corp. are being returned back to treasury and cancelled. As at May 31, 2015, the Company reversed out total amount of $200,000 with respect to 500,000 restricted common shares from owned securities and deferred revenue. Also see Note 6 (d) and 13 (a).

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

The parties did not form a separate legal entity as part of the GCL Agreement; therefore, the Company accounts for the GCL Agreement as a collaborative arrangement in accordance with applicable accounting guidance. As at May 31, 2015, the Company has decided to cancel 6,400,000 restricted common shares issued to GCL. Subsequent to quarter end, Enertopia Corp. and the Green Canvas Ltd. have mutually agreed to cancel the Joint Venture Agreement and the 6,400,000 restricted common shares of Enertopia Corp. held in escrow are to be returned and cancelled. As at May 31, 2015, the Company recorded a gain of $576,000 (net of loss of $384,000 due to the decrease in share value) related to the termination of the GCL agreement. Also see Note 13 (b)

(c)

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

The parties did not form a separate legal entity as part of the Joint Venture Agreement; therefore, the Company accounts for the Joint Venture as a collaborative arrangement in accordance with ASC 808 “Collaborative Arrangements”. During the year ended August 31, 2014, the Company recorded $9,250 as expenses related to the collaborative arrangement. The Company also recorded leasehold improvement of $6,271 as assets. As at May 31, 2015, the Company recorded $13,326 in expenses relating to the agreement. Subsequent to quarter end, the agreement has been terminated. Also see Note 13 (a).

7.	SEXUAL ENHANCEMENT GEL

On February 9, 2015, Enertopia announced the launch of a new product line V-Love TM a brand new water based, silky smooth fragrance free personal lubricant and intimate gel especially designed for women who want to enhance their sexual pleasure. The gel is finished its production run in April, 2015. In May 2015, V-Love TM first became available for retail sale at Loblaws City Market store in North Vancouver, British Columbia. Enertopia owns 100% of the product and its formulation. Enertopia engaged a GMP compliant facility reputed to produce high quality cosmetic products for many well-known brands. They are a Vancouver based manufacturer with over 150 years of experience. They manufactured and formulated the final ingredients for V-Love TM and handled all the production.

As at May 31, 2015, the Company has recorded inventory of $42,996 relating to V-Love TM sample and products for retail sale. Gross sales as at May 31, 2015 were $1,598 with $1,053 in cost of goods sold and $7,189 in research and development costs. Subsequent to quarter end, V-Love TM is available for purchase at London Drugs Limited and online at Amazon.ca.

8.	RELATED PARTIES TRANSACTION

For the nine months ended May 31, 2015, the Company was party to the following related party transactions:

•	Paid/accrued $58,500 (May 31, 2014: $49,500) to the President of the Company in consulting fees.
•	Paid/accrued $67,500CAD (May 31, 2014: $55,500CAD) in consulting fees to a company controlled by the CFO of the Company.
•	$72,910 was payable to the President and a company controlled by a CFO of the Company.
•	Incurred share based compensation expenses of $103,111 in relation to stock options issued to key management personnel (May 31, 2014: $nil).
•	See Note 6.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

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

On March 12, 2015, the Company closed its final tranche of a private placement of 590,000 units at a price of CAD$0.06 per unit for gross proceeds of CAD$35,400. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of US$0.10 during the first 24 months and at US$0.15 after 24 months. A cash finders’ fee of CAD$2,832 and 47,200 full broker warrants that expire on March 12, 2018 was paid to Canaccord Genuity.

As at May 31, 2015, the Company had 77,908,460 shares issued and outstanding. Subsequent to quarter end, The Green Canvas Limited is toreturn 6,400,000 restricted common shares of Enertopia held in escrow are to be returned to treasury and cancelled.

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

For the nine months ended May 31, 2015, the Company recorded $177,595 (May 31, 2014 – $673,886) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the nine months ended May 31, 2015 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2014	3,655,000	$0.33
Cancelled	(550,000)	0.07 – 0.86
Expired	(700,000)	0.10
Granted	2,200,000	0.10
Balance, May 31, 2015	4,605,000	$0.18

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	May 31, 2015	August 31, 2014
Expected volatility	216%-219%	204%-219%
Risk-free interest rate	1.63%-1.79%	1.33%-1.79%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.06-$0.07	$0.05-$0.69

The Company has the following options outstanding and exercisable.

May 31, 2015		Options outstanding		Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.10	100,000	4.47 years	$0.10	100,000	$0.10
$0.10	2,100,000	4.43 years	$0.10	2,100,000	$0.10
$0.50	50,000	3.85 years	$0.50	50,000	$0.50
$0.70	500,000	3.82 years	$0.70	250,000	$0.70
$0.35	50,000	3.68 years	$0.35	25,000	$0.35
$0.16	250,000	3.62 years	$0.16	250,000	$0.16
$0.06	550,000	3.43 years	$0.06	550,000	$0.06
$0.15	555,000	0.71 years	$0.15	555,000	$0.15
$0.15	150,000	0.77 years	$0.15	150,000	$0.15
$0.15	150,000	1.08 years	$0.15	150,000	$0.15
$0.20	100,000	0.44 years	$0.20	100,000	$0.20
$0.25	50,000	1.00 years	$0.25	50,000	$0.25

	4,605,000	3.41 years	$0.18	4,605,000	$0.18

		Options outstanding			Options exercisable
August 31, 2014
	Number	Remaining	Exercise	Number	Remaining	Exercise
Exercise prices	of shares	contractual	Price	of shares	contractual	Price
		life		exercisable	life
$0.50	50,000	4.60 years	$0.50	50,000	4.60 years	$0.50
$0.72	100,000	4.59 years	$0.72	100,000	4.59 years	$0.72
$0.86	200,000	4.58 years	$0.86	200,000	4.58 years	$0.86
$0.70	500,000	4.57 years	$0.70	250,000	4.57 years	$0.70
$0.68	200,000	4.53 years	$0.68	100,000	4.53 years	$0.68
$0.35	50,000	4.43 years	$0.35	50,000	4.43 years	$0.35
$0.16	250,000	4.37 years	$0.16	250,000	4.37 years	$0.16
$0.075	50,000	4.34 years	$0.075	50,000	4.34 years	$0.075
$0.06	550,000	4.18 years	$0.06	550,000	4.18 years	$0.06
$0.10	300,000	0.14 years	$0.10	300,000	0.14 years	$0.10
$0.10	400,000	0.33 years	$0.10	400,000	0.33 years	$0.10
$0.15	555,000	1.45 years	$0.15	555,000	1.45 years	$0.15
$0.15	150,000	1.52 years	$0.15	150,000	1.52 years	$0.15
$0.15	150,000	2.55 years	$0.15	150,000	2.55 years	$0.15
$0.20	100,000	1.19 years	$0.20	100,000	1.19 years	$0.20
$0.25	50,000	1.75 years	$0.25	50,000	1.75 years	$0.25

	3,655,000	2.85 years	$0.30	3,305,000	2.67 years	$0.25

Warrants

A summary of warrants as at May 31, 2015 and August 31, 2014 is as follows:

	Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2014	13,606,245	$0.14
Granted	2,424,840	0.10
Balance, May 31, 2015	16,031,085	$0.14

Number	Exercise	Expiry
Outstanding [1]	Price	Date

460,000	$0.20	July 27, 2015
136,000	$0.20	August 24, 2015
278,275	$0.20	September 28, 2015
430,670	$0.20	November 15, 2015
1,468,000	$0.10	November 26, 2016
1,438,800	$0.10	December 23, 2016
2,167,160	$0.15	January 31, 2016
7,227,340	$0.15	February 13, 2016
1,787,640	$0.10 and $0.15 after 24 months	January 30, 2018
637,200	$0.10 and $0.15 after 24 months	March 12, 2018
16,031,085

1.	Each warrant entitles a holder to purchase one common share.

11.	COMMITMENTS – OTHER

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

(c)

On January 13, 2014, the Company entered into a corporate development agreement with Don Shaxon. The initial term of this agreement shall begin on the date of execution of this agreement and continue for twelve months. Thereafter the agreement will continue on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services the Company will pay the Provider Don Shaxon a signing stock bonus of 250,000 common shares of the Company, one-time cash bonus of $40,000 90 days after the commencement of the contract, and a monthly fee of $3,500 plus $500 in monthly expenses. Upon execution of the Agreement, the Company also granted 250,000 stock options. to Don Shaxon with respect to the corporate development agreement dated January 13, 2014. The exercise price of the stock options is $0.16, 250,000 stock options vested immediately, expiring January 13, 2019. On May 5, 2014, the Company signed an Addendum with Don Shaxon. The monthly compensation increased to $7,500 including expenses. This agreement was terminated on March 31, 2015.

(d)

On February 27, 2014, the Company signed a $50,000 12 month marketing agreement with Agoracom payable in common shares of the Company on a quarterly basis. The first quarter payment of $12,500 has been paid by issuing 54,347 common shares of the Company at a market price of $0.23 per share. On June 9, 2014, the Company made its second quarterly payment by issuing 72,917 common shares of the Company at a market price of $0.18 per share. This agreement is now completed.

(e)

On April 24, 2014, the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Kent can be eligible to receive up to a total of 472,500 common shares of the Company. This agreement was terminated on February 4, 2015.

(f)

On April 24, 2014, the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Shaxon can be eligible to receive up to a total of 472,500 common shares of the Company. Subsequent to quarter end, this agreement was not renewed.

(g)

On April 24, 2014, the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Boone or his company can be eligible to receive up to a total of 472,500 common shares of the Company. This agreement was terminated on February 4, 2015.

(h)

On April 24, 2014, the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Springett can be eligible to receive up to a total of 472,500 common shares of the Company. Subsequent to quarter end, the agreement was not renewed.

(i)

On July 1, 2014, the Company has entered into a one year services agreement with TDM Financial for $120,000 payable in common shares of the Company. TDM Financial will provide marketing solutions and strategies to the Company. Upon the signing of the contract with TDM Financial, the Company issued 750,000 common stock of the Company at a deemed price of $0.16 for the term of the agreement.

(j)

On August 1, 2014, the Company signed an extension to the Letter of intent executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation (Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014, as per the terms of the extension, 118,416 common shares of the Company were issued at a deemed price of $0.19 per share. On December 12, 2014, the Company signed an extension on an amended Preliminary Lease Agreement and Extension of LOI, that was first executed on April 10, 2014 on behalf of Lexaria CanPharm Corp. - a wholly owned subsidiary of Lexaria, and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”) with Enertopia’s monthly portion being $6,992. Subsequent to quarter end, the lease letter of intent was not renewed.

(k)

On August 1, 2014, the Company entered into a three month Investor Relations and Marketing Agreement with Neil Blake with a monthly fee of CAD$2,500. The agreement is extended on a month-to-month basis.

(l)

On September 18, 2014, the Company entered into a contract with the Company’s joint venture partner Lexaria Corp., and Maureen McGrath pursuant to which Ms. McGrath will lead the National Medical Marijuana Awareness and Outreach Strategy, a public awareness program jointly administered by Lexaria and our company. This agreement has been completed.

(m)	On February 9, 2015, the Company entered into a one year contract with Maureen McGrath/McGrath Group as Lead Medical Strategist, with a monthly fee of CAD$3,000 plus GST.

(n)	Also see note 7.

12.	SEGMENTED INFORMATION

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting," the Company has concluded it has three reportable segments: renewable energy and oil and gas, sexual enhancement gel, and medical marijuana, which are managed separately based on fundamental differences in their operations nature.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

Quarter ended May 31, 2015	Renewable Energy	V-Love Product	Medical Marijuana	Corporate	Consolidated
Revenues	$-	$1,598	$-	$-	$-

Net income (loss) from operations	-	1,028	659,730	(1,125,636)	(464,879)

Total assets	$1	$40,470	$-	$443,314	$483,785

The operations of the Company are located geographically in the Canada.

13.	SUBSEQUENT EVENTS

(a)

On June 11, 2015, Enertopia Corp. (the “Company”) entered into a Letter of Intent dated June 10, 2015 with Shaxon Enterprises Ltd. to sell its 51% interest with the MMPR Burlington application number 10QMM0610. The Burlington project related with Joint Venture Agreement dated May 28, 2014 with Lexaria Corp. based on developing a business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing marijuana at the Burlington Location. This Joint Venture is to be terminated based on the closing of a definitive agreement to be entered into pursuant to the terms of the Letter of Intent with Shaxon Enterprises Ltd. 500,000 restricted common shares issued to the Company at a deemed price of $0.40 held in escrow will be returned back to Lexaria Corp. treasury and cancelled.

(b)

On June 11, 2015, Enertopia Corp. and The Green Canvas have mutually agreed to terminate their Joint Venture that was extended on February 28, 2015. In accordance with the terms of the termination in the Joint Venture Agreement, 6,400,000 restricted common shares issued to The Green Canvas at a deemed price of $0.24 held in escrow will be returned back to Enertopia Corp. treasury and cancelled.

	(c)	On June 29, 2015, V-LoveTM was listed at London Drugs Limited and available for consumer purchase in Canada.

	(d)	On July 7 2015, V-LoveTM was listed online at Amazon.ca for purchase to the retail consumer in Canada.

14.	COMPARATIVE INFORMATION

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

On February 28, 2014, we entered into a Joint Venture Agreement with The Green Canvas Ltd. ("GCL") pursuant to which we may acquire up to a 75% interest in the business of GCL, being the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana for medical purposes. We paid $100,000 to the GCL upon execution of the agreement. Subsequently, we issued to GCL an aggregate of 10,000,000 of our common shares at a price of $0.235 per share; and paid to GCL the aggregate sum of $500,000, to earn a 49% interest in GCL’s business. With the exception of $113,400 payable to Wolverton Securities, the full amount of the $500,000 is to be used by GCL to upgrade the its existing medical marijuana production facility to meet the standards introduced by the Marijuana for Medical Purposes Regulations (“MMPR”) administered by Health Canada. Subsequent to quarter end, this agreement has been terminated.

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

On March 26, 2014, our Board appointed Dr. Robert Melamede as an Advisor to the Board of Directors. We paid to Dr. Melamede, an honorarium of $2,500 for the first year of participation on our Advisory Board and issued 250,000 shares of our common stock. On March 26, 2014 we granted to Dr. Melamede 500,000 stock options with an exercise price of $0.70 and expiring March 26, 2019., 250,000 of the stock options vested immediately and the remaining 250,000 stock options vested on September 26, 2014, Subsequent to quarter end, Dr. Robert Melamede is no longer an Advisor to the Board of Directors.

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

On April 10, 2014, a Letter of Intent ("LOI") was signed by Enertopia Corporation, or its wholly-owned subsidiary ("Enertopia") and Lexaria Corp., or its wholly-owned subsidiary ("Lexaria") (collectively, the "Parties") with regard to the ownership by Enertopia of a 51% interest in the business, and the ownership by Lexaria of a 49% interest in the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana for medical purposes under the MMPR (the "Business") Acquisition Structure. Whereby, Lexaria issued 500,000 common shares to Enertopia. In accordance with the terms of a formal and definitive Agreement to be entered into between Enertopia and Lexaria (the "Definitive Agreement"), Enertopia shall own 51% ownership interest in the Business (the "Enertopia Ownership") and Lexaria shall own 49% ownership interest in the Business (the “Lexaria Ownership”). Within 10 days, Enertopia shall contribute $45,000 and Lexaria shall contribute $55,000 to the Business. Upon the execution of this LOI, Enertopia and Lexaria shall structure a joint venture for legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana for medical purposes under the MMPR. At such time the Parties will be deemed to have formed a joint venture for the operation, management and further development of the Business (the "Joint Venture"). Lexaria will pay 55% of all costs to earn its 49% net Ownership Interest and Enertopia will pay 45% of all costs to earn its 51% Ownership Interest. A total of 500,000 Definitive Agreement Shares shall be issued to Enertopia, held in escrow (the "Escrow Shares") by Lexaria's solicitors until such date as the License (as hereinafter defined) has been obtained by Enertopia (the "Effective Date"). Upon occurrence of the Effective Date, the Escrow Shares will be released from escrow. In the event the Effective Date does not occur within 12 months of the date of the Definitive Agreement (the "Execution Date"), the Definitive Agreement Shares shall be cancelled and returned to treasury. Subsequent to quarter end, this agreement has been terminated.

On April 10, 2014 a letter of intent, was executed on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”). The Company issued the 38,297 common shares at a deemed price of $0.47 per the terms of the Letter of Intent to lease space in Ontario. On August 1, 2014 the Company signed an extension to the Letter of intent executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014, as per the terms of the extension, 118,416 common shares of the Company were issued at a deemed price of $0.19 per share. Subsequent to quarter end, this agreement was not renewed.

On April 14, 2014, the Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the letter, Mr. Paikin can be eligible to receive up to a total of 472,500 common shares of the Company. Consulting agreement amended on June 18, 2014, Mr. Paikin can be eligible to receive up to a total of 1,350,000 common shares of the Company. Based on the milestones listed in the amended contract, the Company issued Mr. Paikin 135,000 common shares at a deemed price of $0.14 on July 14, 2014. On February 4, 2015, Mr. Paikin resigned as an Advisor to the Board and the agreement was terminated.

On April 17, 2014, our Company accepted and received gross proceeds from a director of CAD$8,475 (US$7,500), for the exercise of 50,000 stock options at $0.15 into 50,000 common shares of our Company.

On April 17, 2014, 651,045 warrants from previous private placements were exercised into 651,045 common shares of our Company for net proceeds of $110,209.

On April 24, 2014 our Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. We issued 90,000 common shares to the consultant at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Kent can be eligible to receive up to a total of 472,500 common shares of our Company. On June 18, 2014, the consulting agreement was amended so that Mr. Kent can be eligible to receive up to a total of 1,350,000 common shares of our Company. Based on achievement of the milestones listed in the amended contract, we issued to Mr. Kent 135,000 common shares at a deemed price of $0.14 on July 14, 2014. This agreement was terminated on February 4, 2015.

On April 24, 2014 we entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract we issued to Mr. Shaxon 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Shaxon can be eligible to receive up to a total of 472,500 common shares of our Company. We amended the consulting agreement on June 18, 2014, following which Mr. Shaxon became eligible to receive up to a total of 1,350,000 common shares of our Company. Based on achievement of the milestones listed in the amended contract, we issued to Mr. Shaxon 135,000 common shares at a deemed price of $0.14 on July 14, 2014. Subsequent to quarter end, the agreement was not renewed.

On April 24, 2014 we entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, for the services of Greg Boone as Human Resources Manager. Upon signing of the contract we issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Boone or his company can be eligible to receive up to a total of 472,500 common shares of our Company. We amended the agreement on June 18, 2014, further to which Mr. Boone became eligible to receive up to a total of 1,350,000 common shares of our Company. Based on achievement of the milestones listed in the amended contract, the Company issued Mr. Boone 135,000 common shares at a deemed price of $0.14 on July 14, 2014. This agreement was terminated on February 4, 2015.

On April 24, 2014 we entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract we issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Springett was eligible to receive up to a total of 472,500 common shares of the Company. We amended the agreement on June 18, 2014 further to which Mr. Springett became eligible to receive up to a total of 1,350,000 common shares of our Company. Based on achievement of the milestones listed in the amended contract, we issued Mr. Springett 135,000 common shares at a deemed price of $0.14 on July 14, 2014. Subsequent to quarter end the agreement was not renewed.

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

On May 3, 2014 we entered into a one year consulting contract with Bmullan and Associates wholly owned company by Brian Mullan as Security Consultant. Upon signing of the contract we issued to the consultant 45,000 common shares at a deemed price of $0.28. Subject to achievement of the milestones listed in the contract, Mr. Mullan or his company are be eligible to receive up to a total of 225,000 common shares of our Company. Subsequently, we issued an additional 45,000 common shares to the consultant at a deemed price of $0.14 on July 14, 2014. This agreement was terminated on February 4, 2015.

On May 28, 2014, our company and Lexaria entered into a definitive agreement to develop a joint business for the production, manufacture, propagation, import/export, testing, research and development of marijuana in the Province of Ontario under the MMPR, Pursuant to the Agreement, ownership, revenues, and liability related to the Joint Venture is 51% to Enertopia and 49% to Lexaria. Expenses incurred by the joint venture shall be allocated 45% to Enertopia and 55% to Lexaria. Enertopia shall be responsible for management of the joint venture for as long as it maintains majority ownership. To date, Lexaria and Enertopia have contributed $55,000 and $45,000 to the joint venture, respectively. The joint venture has identified a production location in Burlington, Ontario and received municipal approval for the site in July, 2014. We intend to engage an architect to design the production facility upon acceptance of our application. Construction is anticipated to cost approximately $3,000,000; Enertopia will be responsible for $1,350,000 of this cost. The joint venture is unable to estimate at this time when a production license might be granted by Health Canada, however it is seeking assurances from Health Canada prior to commencement of construction. Subsequent to quarter end, this agreement was terminated.

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

In light of the MMPR, our Company, is seeking to finance and build licensed medical marijuana production facilities in Canada, and to grow, cultivate and distribute medical marijuana in Canada under the MMPR. As at June 12, 2015 the Company had no direct involvement in the MMPR application process. The Company continues to evaluate opportunities in the MMPR program that will fit best with the long term goals of the Company.

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

Currently, the MMPR only permits the sale of dried marijuana; the production of concentrated or edible forms (oils, resins, teas or infusions) is not permitted. On March 21, 2014, the Court of Appeal of the Province of British Columbia ruled in the case of R v. Owen Edward Smith that the MMPR`s restriction on the production of edible marijuana products for medicinal purposes is unconstitutional. The court has given Health Canada 12 months to appeal or rewrite the current MMPR system to allow for other forms of marijuana consumption other than dried marijuana. On June 11, 2015, Owen Smith was acquitted.

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

Production License Application Process:

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

Current Litigation Affecting MMPR Regulatory Regime

Allard Case

On March 21, 2014, an injunction was granted by the Federal Court of Canada to four appellants, including Neil Allard, who are appealing the regulations which came in to effect on April 1, 2014. The injunction provides that Authorizations to Possess [ATPs] medical marijuana granted under the MMAR that were valid on March 21, 2014 and associated Personal Use Production Licenses and Designated Production Licenses valid on September 30, 2013 remain valid under the terms of those authorizations, with the exception that the amount of marijuana that can be possessed under the ATP is now limited to 150 grams. The impact of the order is that approximately 37,500licensees under the MMAR will be permitted to continue production and consumption of marijuana under the MMAR. The court order has no effect on the implementation of the MMPR going forward and no new licenses will be granted under the MMAR. On March 31, 2014, the Federal Government announced its intention to appeal the March 21, 2014 order. On December 15, 2014, the appeal by the Federal Government was denied by the courts. On February 23, 2015, the case commenced and is scheduled for three weeks.

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

On October 1, 2014 the Federal Government filed a notice to appeal the decision to the Supreme Court of Canada to determine whether medical marijuana patients have a constitutional right to edible medical marijuana products, such as cannabis oils, butters, teas and lotions. No date has been set for the hearing. On March 20, 2015, the Supreme Court of Canada has scheduled to hear the case. On June 11, 2015, Owen Smith was acquitted.

On June 11, 2015 The Supreme Court of Canada made it final ruling in the Owen Smith case as they found the current restriction to dried marijuana violates the right to liberty and security "in a manner that is arbitrary and hence is not in accord with the principles of fundamental justice." Restricting medical access to marijuana to a dried form has now been declared "null and void" — Sections 4 and 5 of the Controlled Drug and Substances Act, which prohibits possession and trafficking of non-dried forms of cannabis, will no longer be in effect. The final ruling now allows medical marihuana patients in Canada to consume medical marijuana in the form they choose.

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

Client Registration, Ordering and Distribution Restrictions:

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

Subsequent to quarter end, on June 11, 2015, we entered into a mutual Termination Agreement with The Green Canvas pursuant to which we terminated our joint venture relationship with WOM and relinquished our 49% interest in the joint venture in consideration of the return to our Company for cancellation of 6,400,000 shares of our common stock previously issued to The Green Canvas and held in escrow.

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

Status of Lexaria Joint Venture

On April 10, 2014 a letter of intent, was executed on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”). The Company issued the 38,297 common shares at a deemed price of $0.47 per the terms of the Letter of Intent to lease space in Ontario. On August 1, 2014 the Company signed an extension to the Letter of intent executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014, as per the terms of the extension, 118,416 common shares of the Company were issued at a deemed price of $0.19 per share. On December 12, 2015, the LOI has been extended to June 12, 2015. Subsequent to quarter end, the LOI was not renewed.

The Lexaria joint venture has identified a production location in Burlington, Ontario, secured a lease to the facility and received municipal zoning approval for the proposed site in July, 2014. The joint venture`s license application to Health Canada under the MMPR was submitted in July, 2014 and is currently in the preliminary screening stage. We currently lease 30,000 square feet of the planned facility space and may terminate the lease with 90 days notice to the landlord if our Health Canada application is refused for any reasons. The lease is payable in shares of our common stock and cash. If we do not receive a ready to build letter from Health Canada by January 22, 2015, we will have no further obligations under the lease agreement. Alternately, the joint venture may continue under the lease agreement and the applicable rent shall be payable in cash or in shares at the discretion of the lessor agreement ($8.25 per square foot of occupied space). Commencement of construction on the proposed facility is subject to successful completion of preliminary and enhanced screening, security clearance, application review, and the issuance of a ready-to-build letter from Health Canada. Following completion of construction (if applicable) the facility will be subject to successful inspection before a license may be granted. We are currently unable to provide a meaningful time estimate for completion of this process.

As at November 30, 2014, the Company has announced that the Burlington, Ontario Joint Venture with Lexaria Corp. has its application is in Health Canada’s step 2 enhanced screening process. Subsequent to quarter end the agreement has been terminated.

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

SEXUAL ENHANCEMENT GEL

On February 9, 2015, Enertopia announced the launch of a new product line V-Love TM for women’s sexual pleasure. V-Love TM a brand new water based, silky smooth fragrance free personal lubricant and intimate gel especially designed for women who want to enhance their sexual pleasure. The gel is finished its production run in April, 2015. In May 2015, V-Love TM first became available for retail sale at Loblaws City Market store in North Vancouver, British Columbia. Enertopia owns 100% of the product and its formulation. Enertopia engaged a GMP compliant facility reputed to produce high quality cosmetic products for many well-known brands. They are a Vancouver based manufacturer with over 150 years of experience. They manufactured and formulated the final ingredients for V-Love TM and handled all the production.

The Company did an initial launch on February 13, 2015 by showcasing samples of V-LoveTM at the Vancouver Health and Wellness Show and provided educational information on the pleasure gel. In May, 2015, V-LoveTM was available to the retail market for purchase in stores and at various events. During the month, the Company sold just under 160 units of product. Subsequent to quarter end, V-Love TM is available for retail purchase at London Drugs Limited and online at Amazon.ca.

The sexual health market worldwide is estimated at $20 billion dollars. The lubrication market is estimated at over $1 billion dollars and products for sexual dysfunction in men are over $4 billion dollars. The Company’s V-LoveTM product is made from food save products, currently all products are sourced in Canada and all final product is processed by the manufacturing company in a GMP compliant facility.

The Company is currently producing sexual health informational material for men and women that is being overseen by a medical professional. The Company will be providing educational seminars as well as placing V-LoveTM in multiple store locations to be sold over the counter in the coming months in Canada.

On September 18, 2014, we entered into a six month contract with our joint venture partner Lexaria Corp., and Maureen McGrath pursuant to which Ms. McGrath will lead the National Medical Marijuana Awareness and Outreach Strategy, a public awareness program jointly administered by Lexaria and our Company. This contract has been completed.

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

On March 12, 2015, the Company closed its final tranche of a private placement of 590,000 units at a price of CAD$0.06 per unit for gross proceeds of CAD$35,400. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of US$0.10 during the first 24 months and at US$0.15 after 24 months. A cash finders’ fee of CAD$2,832 and 47,200 full broker warrants that expire on March 12, 2018 was paid to Canaccord Genuity.

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

Competition

There is strong competition relating to all aspects of the medical marijuana and health and wellness sectors. We will actively compete for capital, skilled personnel, and in all other aspects of its operations with a substantial number of other organizations, many of which have greater technical and financial resources than our company. We will actively compete medical marijuana projects and opportunities, and will constantly be facing competition by both smaller and larger companies in all geographical segments of the market. We also anticipate that our joint ventures will face considerable competition for industrial marijuana customers. According to Health Canada, as at August 25, 2014, it had received 1,009 formal production license applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 25 productions licenses have been granted to 23 different producers. Despite the slow progress by Health Canada to grant production licenses under the MMPR, we anticipate that hundreds of production licenses will be granted by Health Canada across Canada and that our joint ventured will be required to compete with those licensees for medical marijuana consumers.

Compliance with Government Regulation

The growing, cultivating and selling of Medical Marijuana in Canada is subject to various Canadian federal, provincial and municipal requirements and regulations. We will from time to time be required to obtain licenses and permits from various governmental authorities in regards to the development of our property and joint venture interests. Prior to submitting an application to become a licensed producer of marijuana for medical purposes under the MMPR, each applicant must provide a written notice to local authorities to inform them of their intention to submit an application. The notice must include the applicant's name, the activities for which the license is sought (i.e. that activities are to be conducted in respect of cannabis), the site address (and of each building on the site, if applicable) at which the applicant proposes to conduct those activities, as well as the date when the application will be submitted to Health Canada. Thereafter, production facilities require a variety of municipal approvals and permits, including zoning approvals and construction permits. These required approvals and permits will vary from jurisdiction to jurisdiction. In light of the rigorous security standards imposed by the MMPR, we do not anticipate any significant obstacles in obtaining necessary permits and approvals. Each of our joint ventures will, however, select locations for prospective facilities based on the availability of municipal zoning allowances for our proposed activities.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2015 other than office computers, furnishings, and communication equipment as required.

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

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancements in the medical marijuana and if we are successful in our initial and any subsequent programs we may retain additional employees.

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

Revenue Recognition

Revenues are recorded using sales method whereby our Company recognizes sales based on the amount of product sold to purchasers. Cost of goods sold is recognized in the same period of which the revenue is earned.

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

FASB ASU 2014-10. In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915)”. The amendments in ASU 2014-10 remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual reporting period beginning after December 15, 2014. The withdrawal of the presentation and disclosure requirements of Topic 915 is effective for annual reporting periods beginning after December 15, 2015. The revised consolidation standards are effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for any annual reporting period or interim period for which an entity’s financial statements have not yet been issued or made available for issuance. The Company has early adopted ASU 2014-10 and impacts of its adoption have been reflected throughout the Company’s consolidated financial statements, with the significant effect being the elimination of disclosures of certain cumulative amounts incurred during the period from inception to the period end reporting date.

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

Results of Operations – Three Months Ended May 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2015, which are included herein.

Our operating results for the three months ended May 31, 2015, for the three months ended May 31, 2014 and the changes between those periods for the respective items are summarized as follows:

					Change Between
					Three Month Period
					Ended
	Three Months Ended		Three Months Ended		May 31, 2015 and May
	May 31, 2015		May 31, 2014		31, 2014
Revenue (cost recovery)	$1,598	$	Nil	$	Nil
Other (income) expenses	(10,000)		(300,000)		290,000
General and administrative	217,983		1,298,883		(1,080,900)
Interest expense	360		1,032		(672)
Consulting fees/Stock Based Compensation	101,453		1,087,592		(986,139)
MMJ related expenses (recovery)	(1,043,730)		(26,201)		(1,017,529)
Professional Fees	13,016		48,249		(35,233)
Net income (loss)	836,775		(972,682)		1,809,457

Our accumulated losses increased to $11,230,542 at May 31, 2015. Our financial statements report revenue of $1,598 for the three months ended May 31, 2015 compared to $Nil for the three month period ended May 31, 2014. Our financial statements report a net income of $836,775 for the three-month period ended May 31, 2015, compared to a net loss of $972,682 for the three-month period ended May 31, 2014. Our net losses have decreased by $1,809,457 for the three month period ended May 31, 2015. Our general and administrative expenses were lower by $1,080,900 for May 31, 2015 compared to May 31, 2014. The decrease was largely due to lower consulting fees and stock based compensation of $101,453 for the three month period ended May 31, 2015, compared to $1,087,592 for May 31, 2014. These high costs in consulting and stock based compensation for May 2014 were due to new consulting contracts for the joint venture partnerships. The Company had also reduced costs of $10,303 for fees and dues, $20,848 for investor relations, $35,233 for professional fees and $38,899 in travel and conferences for the three month period ended May 31, 2015. Subsequent to quarter end, the Company terminated Joint Venture agreements with both The Green Canvas and with Lexaria on the Burlington location. With respect to The Green Canvas, the 6,400,000 common shares are in process of being returned to treasury and cancelled.

Results of Operations – Nine Months Ended May 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2015, which are included herein.

Our operating results for the nine months ended May 31, 2015, for the nine months ended May 31, 2014 and the changes between those periods for the respective items are summarized as follows:

				Change Between
				Nine Month Period
				Ended
	Nine Months Ended		Nine Months Ended	May 31, 2015 and May
	May 31, 2015		May 31, 2014	31, 2014
Revenue (cost recovery)	$1,598	$	Nil	$(1,598)
Other (income) expenses	(30,000)		(300,000)	270,000
General and administrative	1,125,636		1,685,519	(559,883)
Interest expense	1,524		4,256	(2,732)
Consulting fees/Stock Based Compensation	693,008		1,278,397	(585,389)
MMJ related expenses (recovery)	(629,730)		59,375	(689,105)
Professional Fees	82,609		80,695	1,914
Net income (loss)	(464,879)		(1,444,895)	(980,016)

Our accumulated losses increased to $11,230,542 as at May 31, 2015. Our financial statements report revenue of $1,598 for the nine months ended May 31, 2015 compared to $Nil for the nine month period ended May 31, 2014. Our financial statements report a net loss of $464,879 for the nine month period ended May 31, 2015, compared to a net loss of $1,444,895 for the nine-month period ended May 31, 2014. Our net losses have decreased by $980,016 for the nine month period ended May 31, 2015, our general and administrative expenses were lower by $559,883 for May 31, 2015 compared to May 31, 2014. The decrease was largely due to lower consulting and stock based compensation costs of $693,008 for the nine month period ended May 31, 2015, compared to $1,278,397 for May 31, 2014. These costs were higher in 2014 largely due to new consulting contracts for the joint venture partnerships and granting stock options to various consultants. In addition the Company decreased costs investor relations, travel, and training during the nine month period ended May 31, 2015. The Company’s expenses were lower during the nine months ended May 31, 201 by $689,105 compared to same period last year. These reduced costs were due to the Company’s Medical Marijuana business sector, and thus the termination of definitive joint venture agreements and letter of intents. Subsequent to quarter end, the Company terminated Joint Venture agreements with both The Green Canvas and with Lexaria on the Burlington location. With respect to The Green Canvas, the 6,400,000 common shares are in process of being returned to treasury and cancelled.

As at May 31, 2015, we had $284,158 in current liabilities. The decrease is largely due to the recognition of deferred revenue of $50,000 with respect to the termination of our agreement with Lexaria Corp. Our net cash used in operating activities for the nine months ended May 31, 2015 was $798,979 compared to $823,570 used in the nine months ended May 31, 2014. The decrease in cash used in operating activities was in decreased expenses due to the cease of medical marijuana business operations.

Our total liabilities as of May 31, 2015 were $334,158 as compared to total liabilities of $579,826 as of August 31, 2014.

Liquidity and Financial Condition

Working Capital

	At May 31,	At August 31,
	2015	2014
Current assets	$483,784	$1,488,227
Current liabilities	(334,158)	(579,826)
Working capital (deficiency)	$149,626	$908,401

Cash Flows

	Nine Months Ended
	May 31	May 31
	2015	2014

Cash flows (used in) operating activities	$(798,979)	$(823,570)
Cash flows from financing activities	98,237	3,003,124
Cash flows (used in) investing activities	-	(964,996)
Net increase (decrease) in cash during period	$(700,742)	$1,214,558

Operating Activities

Net cash used in operating activities was $798,979 in the nine months ended May 31, 2015 compared with net cash used in operating activities of $823,570 in the same period in 2014. The decrease in cash used mostly results from decreased operating costs incurred in the current period from the medical marijuana business operations and alternative health and wellness.

Financing Activities

Net cash provided by financing activities was $98,237 in the nine months ended May 31, 2015 compared to $3,003,124 in the same period in 2014. Cash provided in 2015 and 2014 was from private placement financings.

Investing Activities

Net cash used in investing activities was $Nil in the nine months ended May 31, 2015 compared to $964,996 in the same period in 2014. Cash used in 2014 was for the medical marijuana joint ventures.

Revenue comparisons for the Quarter ended May 31, 2015 compared to the quarter ended May 31, 2014

For the nine month period ended May 31, 2015, the Company had $1,598 in revenues compared to $Nil in revenues for the same nine-month period in the prior year.

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

As of May 31, 2015, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our MMJ business plan relies upon our joint ventures with third parties including The Green Canvas Ltd., and Lexaria Corp. We currently rely upon our joint venture partners to co-finance our MMJ business opportunities, and to contribute administrative support and MMJ expertise toward the development of our business opportunities. Each of our joint venture agreements may be terminated by our joint venture partners in the event that we do not fulfill our contractually mandated financial obligations in respect of the joint venture. In the case of our joint ventures with The Green Canvas, is the joint venture may be terminated by either party if no MMJ production license from Health Canada is received Canada by February, 2015. Our joint venture with Lexaria will terminate automatically if no production license is received by May 27, 2016. Additionally, our joint venture partners may not perform their contractual obligations to the joint venture, which would give our company the option to terminate. Because the performance and success of our business relies on the success of our joint ventures, the termination of any joint venture would materially harm our business prospects or cause our business to fail. These two joint ventures have been terminated subsequent to quarter end.

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

Item 6.	Exhibits

Exhibit	Description
Number

(i) Articles of Incorporation; and (ii) Bylaws

Exhibit	Description
Number
3.1*	Articles of Incorporation
3.2*	Bylaws

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
11/07/2015

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
11/07/2015