Form 10-K
period 2015-08-31
Enertopia Corp.
filed 2015-11-25
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-51866

ENERTOPIA CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

#950-1130 WEST PENDER STREET, VANCOUVER,
BRITISH
COLUMBIA, CANADA	V6E 4A4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 604-602-1675

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2015 was $3,906,638 based on a $0.06 closing price for the Common Stock on February 28, 2015. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

71,508,460 common shares as of November 19, 2015

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

As used in this annual report and unless otherwise indicated, the terms "we", "us", "our”, “our Company, “the Company”, and "Enertopia" mean Enertopia Corp.

General Overview

Enertopia Corp. was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004.

From inception until April 2010, we were primarily engaged in the acquisition and exploration of natural resource properties. Beginning in April 2010, we began our entry into the renewable energy sector by purchasing an interest in a solar thermal design and installation company. In late summer 2013, we began our entry into medicinal marijuana business. During our 2014 fiscal year end our activities in the clean energy sector were discontinued. Our activities in the natural resources sector have also been discontinued. During fiscal 2015 our activities in the Medicinal Marijuana sector were also discontinued.

The Company is actively pursuing business opportunities in the alternative health and wellness sector. In February, 2015 we announced the launch of a new product line, V-Love TM personal lubricant for women. We are now engaged in the manufacture, and sale of V-Love TM, which is available for purchase online and at select retailers in Canada. The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia V6E 4A4. Our telephone number is (604) 602-1675. In addition, we have a second office located in Kelowna, British Columbia. Our current locations provide adequate office space for our purposes at this stage of our development.

Summary of Recent Business

On October 16, 2014 we entered into a termination and settlement agreement, dated effective October 14, 2014, with World of Marihuana Productions Ltd. (“)WOM” and Mathew Chadwick (WOM’s representative and our former director), pursuant to which we relinquished our 31% interest in the joint venture and exchanged mutual releases with WOM and Mr. Chadwick. Mr. Chadwick resigned from our board of directors and as an officer of our company, and WOM returned for cancellation 15,127,287 of our common shares that had been issued to it. Given the foregoing, all relationships between the parties, including but not limited to the joint venture, have been terminated. No production license under the MMPR had been awarded or was forthcoming at the time of termination.

On November 3, 2014, the Company granted 2,100,000 stock options to directors, officers and consultants of the Company, vesting immediately with an exercise price of $0.10, expiring November 3, 2019.

On November 18, 2014, the Company granted 100,000 stock options to a consultant of the Company, vesting immediately with an exercise price of $0.10, expiring November 18, 2019.

On January 30, 2015, we closed the first tranche of a private placement of 1,665,000 units at a price of CAD$0.06 per unit for gross proceeds of US$79,920, CAD$99,900. Each Unit consists of one common share of the Company and full non-transferable Share purchase warrant. Each Warrant will be exercisable into one further Share at a price of US$0.10 per Warrant Share at any time until the close of business on the day which is 24 months from the date of issue of the Warrant, and thereafter at a price of US$0.15 per Warrant Share at any time until the close of business on the day which is 36 months from the date of issue of the Warrant.

On February 6, 2015, the Company’s Board has appointed Bal Bhullar as a Director of the Company. Ms. Bhullar has been and continues to be the Chief Financial Officer of the Company since October 9, 2009.

February 6, 2015, the Board of Directors accepted the resignation of John Thomas as Director of the Company.

On February 9, 2015, Enertopia announced the launch of a new product line V-Love TM for women’s sexual pleasure. V-Love TM is a brand new water based, silky smooth fragrance free personal lubricant and intimate gel especially designed for women.

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

On June 11, 2015, we entered into a mutual Termination Agreement with The Green Canvas Ltd. pursuant to which we terminated our relationship and relinquished our 49% interest in the joint venture to establish a medical marijuana production facility near Regina, Saskatchewan. In consideration of the termination, The Green Canvas returned for cancellation 6,400,000 shares of our common stock previously issued to GCL.

On June 11, 2015, we entered into a Letter of Intent dated June 10, 2015 with Shaxon Enterprises Ltd. to sell our 51% interest in our Burlington Joint Venture with Lexaria Corp., including our interest in MMPR application number 10QMM0610 for the proposed Burlington, Ontario production facility. The sale would be completed by the sale of our wholly owned subsidiary, Thor Pharma Corp.

Subsequent to the LOI with Shaxon Enterprises Ltd., the Burlington Joint Venture between Enertopia and Lexaria which was entered into on May 28, 2014 was terminated due to the pending sale of the project. As a result of the termination, 500,000 restricted and escrowed common shares of Lexaria issued to our Company at a deemed price of $0.40 will be returned to treasury and cancelled. The Enertopia and Lexaria Master Joint Venture Agreement entered into on March 5, 2014 is still effective and governs the relationship between the parties.

On June 26, 2015, we signed a Definitive agreement to sell our wholly owned subsidiary, Thor Pharma Corp along with the MMPR application number 10MMPR0610. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, we received a non-refundable $10,000 deposit and are entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. These monies would be split equally with Lexaria Corp. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the potential grant of a production license for the Burlington facility.

On June 29, 2015, we that announced V-LoveTM became available at London Drugs Limited stores. V-LoveTM is currently available at London Drugs stores across Western Canada in the provinces of British Columbia, Alberta, Saskatchewan and Manitoba.

On July 7, 2015 we announced that V-Love TM became available for purchase online in Canada at Amazon.ca.

On July 30, 2015 we announced the launch of V-Love.co, our product website for V-LoveTM.

Chronological Overview of our Business over the Last Five Years

Upon our inception on November 24, 2004 we were engaged in the acquisition and exploration of natural resource properties. On April 6, 2005 we entered into an Exploration Agreement with Options for Joint Venture with Miranda U.S.A., Inc. We had the option of acquiring an undivided 60% interest in Miranda’s lease in sixty-four mineral claims situated in Eureka County, Nevada. During the fiscal year ended August 31, 2007, we abandoned our option to acquire the 60% interest in the Eureka County mineral lease claims.

Our management determined that the mineral exploration business did not present the best opportunity for our company to realize value for our shareholders at that time, and therefore investigated opportunities for our Company \to enter the natural gas and oil exploration sector. Accordingly, we abandoned our previous business plan and focused on the exploration and development of natural gas and oil properties.

On April 16, 2007, we acquired a 25% (net 15%) before payout (12.5% (net 7.5%)) after payout interest in Queensdale, Saskatchewan Project (known as the Queensdale Property) from 0743608 B.C. Ltd., a company controlled by a Director/CEO of our company, for a total cost of CAD$250,000 and 250,000 shares (post consolidation) of our common stock.

On November 30, 2007, we completed the acquisition of all the issued and outstanding common stock of Target Energy pursuant to a share exchange agreement dated October 15, 2007 among our company, as purchaser, and all of the shareholders of Target Energy, as vendors. In exchange for all of the issued and outstanding shares of Target Energy, we issued to the shareholders of Target Energy an aggregate of 6,905,000 shares (post consolidation) of our common stock. Through our acquisition of Target Energy we acquired an 8% gross interest before payout in the Queensdale, Queensdale West HZ 4A9-25/3A15-25-6-2 W2 well (known as the Queensdale West property). We also acquired a 3.75% net interest in two wells located in Wordsworth, Saskatchewan (known as the Wordsworth property), which had one well at the time of acquisition and eventually would see a second well drilled.

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

Effective September 25, 2009, we effected a one (1) for two (2) share consolidation of our authorized and issued and outstanding common stock. As a result, our authorized capital decreased from 75,000,000 shares of common stock with a par value of $0.001 to 37,500,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 29,305,480 shares of common stock to 14,652,740 shares of common stock. The consolidation became effective with the Over-the-Counter Bulletin Board at the opening for trading on September 25, 2009 under the new stock symbol “On October 9, 2009, we appointed Bal Bhullar as our chief financial officer. Concurrent with the appointment of Ms. Bhullar, we entered into an initial six-month management agreement, thereafter month to month, with BKB Management Ltd., a consulting company controlled by Bal Bhullar.

On October 9, 2009, we entered into a month to month management agreement with Mark Snyder, whereby Mark Snyder agreed to act as the Chief Technical Officer of the Company. Mr. Snyder’s appointment was made in connection with the transition of our operations away from natural resources into the renewable energy sector.

On January 31, 2010, we entered into an Independent Sales and Marketing Representative Agreement with Global Solar Water Power Systems Inc., a private company beneficially owned by Mark Snyder, the Company’s Chief Technical Officer.

On February 8, 2010, we changed our name from Golden Aria Corp. to Enertopia Corp. Our CUSIP was changed to 29277Q1047.

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

During the year ended August 31, 2010, our oil and gas properties became available for sale as the result of our company shifting its focus from the non-renewable energy sector to the renewable energy sector. Pursuant to Accounting Standards Codification 360 “Accounting for the Impairment or Disposal of long-Lived Assets”, we reclassified the remaining oil and gas properties to be sold as assets held for sale and recorded at their recoverable amount on August 31, 2010. In the year ended August 31, 2011, we received a cash payment of $100,000 from the sale.

On January 31, 2011, the Company entered into a letter of intent and paid US$7,500 deposit to Wildhorse Copper Inc. and its wholly owned subsidiary Wildhorse Copper (AZ) Inc. (collectively, the “Optionors”). On April 11, 2011, the Company signed a Mineral Purchase Option Agreement with the Optionors respecting an option to earn a 100% interest, subject to a 1% NSR capped to a maximum of $2,000,000 in a property known as the Copper Hills property. The Copper Hills property was comprised of 56 located mining claims covering a total of 1,150 acres located in New Mexico, USA. The Optionors held the Copper Hills property directly and indirectly through property purchase agreements between the Optionors and third parties (collectively, the “Indirect Agreements”). Pursuant to the Option Agreement the Optionors assigned the Indirect Agreements to the Company. In order to earn the interest in the Copper Hills property, the Company was required to make aggregate cash payments of $591,650 over an eight year period and issue an aggregate of 1,000,000 shares of its common stock over a three year period. As at August 31, 2012, the Company issued 500,000 shares at price of $0.15 per share and 150,000 shares at price of $0.10 per share to the Optionors and made aggregate cash payment of $106,863 (August 31, 2011-$72,045); the Company has expensed the exploration costs of $143,680 (August 31, 2011-$14,094).

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

On June 22, 2011, Chang Lee LLP (“Chang Lee”) resigned as our independent registered public accounting firm because Chang Lee was merged with another company: MNP LLP (“MNP”). Most of the professional staff of Chang Lee continued with MNP either as employees or partners of MNP and continued their practice with MNP. On June 22, 2011, we engaged MNP as our independent registered public accounting firm.

On July 19, 2011, the Company entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, the Company signed a Mineral Purchase Option Agreement with Altar Resources with respect to an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims were located in Arizona, and covered approximately 6,220 acres controlled by Altar Resources directly and indirectly through federal mining claims and state mineral exploration leases. The Company was required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at August 31, 2012, Enertopia had made aggregate cash payments of $84,980 and issued 100,000 shares at price of $0.10 per share to Altar Resources, and expensed the exploration costs of $31,423 in relation to the property.

On January 6, 2012, the Company entered into a share purchase agreement with a third party. The Company agreed to sell to the Purchaser 250,000 units of Lexaria Corp. at a purchase price of US$0.15 per unit, for a total of US$37,500, by the effective closing date of January 6, 2012. In addition, pursuant to the terms of the Agreement, the purchaser had an option, at its sole discretion, to pay US$0.25 per unit or approximately US$62,500 to purchase the remaining 249,893 units on or before March 2, 2012. The Purchaser did not exercise the option to purchase the remaining 249,893 units.

On February 9, 2012, the Company signed a Loan Agreement with Robert McAllister, director of the Company to borrow $50,000 (CAD$50,000). The loan was unsecured, due on May 9, 2012 and subject to an interest rate of 10% per annum. This loan was repaid in full in 2014.

On March 19, 2012, the Company’s Board appointed Dr. John Thomas as Director and Mr. Tony Gilman and Dr. Stefan Kruse as Advisors of the Company. The Company concurrently granted an additional 450,000 stock options to Directors and Advisors of the Company. The exercise price of the stock options was $0.15, of which 225,000 options vested immediately and 225,000 options vested on August 15, 2012. The options expire March 19, 2017. On March 27, 2012, the Company granted 250,000 stock options to an Investor Relations company with an exercise price of $0.15, of which 125,000 vested immediately and 125,000 vested on June 27, 2012, all of which expire on March 27, 2017.

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

On April 13, 2012, the Company closed an offering memorandum placement of 2,080,000 units at a price of CAD$0.10 per unit for gross proceeds of CAD$208,000, US$208,000. Each Unit consisted of one common share of the Issuer and one common share purchase warrant. Each warrant was exercisable into one further common share at a price of US$0.15 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant for the period that was twelve months plus one day to twenty-four months following closing. The Company paid broker commissions of $14,420 in cash and issued 144,200 brokers warrants in connection with the private placement.

On July 27, 2012, the Company closed the first tranche of an offering memorandum placement of 600,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$30,000 or US$30,000. Each Warrant was exercisable into one further share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant share for a period that is twelve months and one day to thirty-six months following closing. The Company’s President and CEO participated in the private placement for $10,000.00 and $5,000.00 dollars respectively. The Company issued 60,000 brokers warrants in connection with the private placement.

On July 30, 2012, the Company entered into a share purchase agreement with the President of the Company, Robert McAllister. The Company sold to Mr. McAllister 249,893 shares of Lexaria Corp. at a purchase price of US$0.075 per share, for a total of US$18,741. As at August 31, 2012, the difference of the purchase price of $0.075 per share and the stock market price of $0.11 per share, in the amount of $8,746, was recorded as stock based compensation.

On August 24, 2012, the Company closed the second tranche of an offering memorandum placement of 160,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$8,000 or US$8,000. Each warrant was exercisable into one further share at a price of US$0.10 per warrant share for the period of twelve months following closing; or at a price of US$0.20 per warrant share for the period of twelve months and one day to thirty-six months following closing. The Company’s President participated in the private placement for $4,000.00 dollars. The Company issued 16,000 brokers warrants in connection with the private placement for broker commissions.

On September 28, 2012, the Company closed an offering memorandum placement of 995,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$49,750 or US$49,750. Each Unit consisted of one common share of the Issuer and one common share purchase warrant. Each warrant was exercisable into one further common share at a price of US$0.15 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant for the period of twelve months plus one day to twenty-four months following closing. The Company issued 79,500 shares, 79,500 warrants and 79,500 broker warrants in connection with the private placement.

On October 24, 2012, the Company issued 100,000 common shares to Altar Resources at the price of $0.06. per share ($6,000 in the aggregate) pursuant to its option agreement for Mildred Peak property

On November 15, 2012, the Company closed an offering memorandum placement of 1,013,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$50,650 or US$50,650. Each Unit consisted of one common share of the Issuer and one common share purchase warrant. Each warrant was exercisable into one further common share at a price of US$0.10 per warrant share for a period of twelve months following closing; or at a price of US$0.20 per warrant for the period of twelve months plus one day to twenty-four months following closing. The Company issued 38,000 common shares, 101,300 units, and 101,300 broker warrants in connection with the private placement.

As at August 31, 2012, we had acquired a 9.82% (August 31, 2011 – 8.14%) ownership interest in Global Solar Water Power Systems Inc. (“GSWPS”) pursuant to our February 28, 2010 Asset and Share Purchase Agreement with Mr. Mark Snyder. The aggregate purchase cost was $145,500 and an issuance of 500,000 shares of the Company at $0.25 per share for a combined value of $270,500. In November 2012, we obtained a valuation report from RwE Growth Partners Inc. regarding our investment in GSWPS. As a result of the report, the Company’s long-term investment in GSWPS was written down to $68,500 during fiscal 2012

On March 1, 2013, we settled accrued consulting fees of $42,000 payable to Mr. Mark Snyder by transferring 1.68% of our ownership interest in GSWPS back to Mr. Snyder, thereby reducing the our interest in GSWPS from 9.82% to 8.14% . During the year ended August 31, 2013, based on our management’s assessment of GSWPS’s current operations, we wrote down our long-term investment in GSWPS to $1.

On March 1, 2013, the Company settled a debt of $16,000 incurred from September 1, 2011 to February 28, 2013 for consulting fees paid to Mr. Mark Snyder by issuing 160,000 restricted common shares of the Company at a price of $0.10 per share.

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

On November 1, 2013 we entered into a Letter of Intent Agreement (“LOI”) with 0786521 BC Ltd. (also known as World of Marijuana Productions Ltd. or WOM) to acquire 51% of the issued and outstanding capital stock of WOM. WOM was the owner and operator of a Medical Marihuana operation located in Mission, British Columbia, Canada. The LOI was not comprehensive and subject to the negotiation of a definitive agreement. Upon execution of the LOI, we issued 10,000,000 of our common shares to WOM. The LOI was superseded by our joint venture agreement with WOM dated January 16, 2014, described below.

On November 5, 2013 we granted 675,000 stock options to directors, officers, and consultant of our Company with an exercise price of $0.06 vested immediately, expiring November 5, 2018.

On November 18, 2013, we granted 25,000 stock options to consultant of our with an exercise price of $0.09 vested immediately, expiring November 18, 2018.

On November 18, 2013, we entered into an investor relations contract with Coal Harbour Communications Inc. The initial term of this agreement began on the date of execution of the agreement and continue for two months. Thereafter the agreement continues on a month-by-month basis subject to cancelation by 30 days written notice. In consideration for the services the Company paid the designees of Coal Harbour Communications a one-time payment of two hundred thousand shares (200,000) of our restricted common stock. We also agree to pay to Coal Harbour Communications a monthly fee of $5,000 payable on the 1st day of each monthly period starting 60 days from the signing of the agreement and $500 per month to cover expenses incurred on our Company’s behalf. Any expenses above $500 per month must be pre-approved.

On November 26, 2013, our Company closed the first tranche of a private placement of 2,720,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$136,000 ($136,000). Each warrant is exercisable into one further share at a price of US$0.10 per warrant share for a period of thirty-six month following the close.

On November 29, 2013, our wholly-owned subsidiary, Target Energy, Inc. was discontinued and dissolved.

On December 23, 2013, we closed the final tranche of a private placement of 2,528,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$126,400 ($126,400). Each warrant is exercisable into one further share at a price of $0.10 per warrant share for a period of thirty-six months following closing. We also paid a cash finders’ fee of $10,140 and 202,800 broker warrants to Canaccord Genuity and Wolverton Securities that are exercisable into one common share per warrant at a price of $0.10 that expire on December 23, 2016.

On January 1, 2014, we entered into a Social Media/Web Marketing Agreement with Stuart Gray. The initial term of the agreement began on the date of execution and continued for three months. In consideration for the services we paid Stuart Gray a monthly fee of $5,000. As additional compensation we issued 200,000 stock options to Mr. Gray. The exercise price of the stock options is $0.075, with 100,000 stock options vested immediately, 50,000 stock options vested 30 days after the grant, and 50,000 stock options vested 60 days after the grant, expiring January 1, 2019.

On January 13, 2014, we entered into a corporate development agreement with Don Shaxon for an initial term of twelve months. Thereafter the agreement continued on a month-by-month basis subject to cancelation by 30 days written notice. In consideration for the services we paid to Mr. Shaxon a signing stock bonus of 250,000 of our common shares, a one-time cash bonus of $40,000, and a monthly fee of $3,500 plus $500 in monthly expenses. Upon execution of the Agreement we also granted 250,000 stock options to Mr. Shaxon with an exercise price of $0.16, vesting immediately and expiring January 13, 2019.

On January 16, 2014 we entered into a Joint Venture Agreement with WOM to acquire up to a 51% ownership interest in a prospective medical marijuana production facility to be located at WOM’s establishment in Mission, British Columbia. WOM was to hold a 49% interest in the joint venture and was responsible to acquire a medical marijuana production licence from Health Canada. The Joint Venture Agreement superseded the Letter of Intent between our company and WOM dated November 1, 2013 (the "LOI"). As at March 11, 2014 our Company had earned a 31% interest in the World of Marijuana Joint Venture by paying and advancing $375,000 and issuing 16,000,000 million shares of our common stock. The $375,000 was intended to fund the joint venture through completion of facility upgrades and completion of the licensing process. Pursuant to the terms of the Joint Venture Agreement, our company could purchase up to a 51% interest in the joint venture in consideration of an additional 4,000,000 shares and $1,000,000 in the aggregate. On January 31, 2014, we accepted and received gross proceeds of CAD$40,500 (US$37,500), for the exercise of 350,000 stock options; 100,000 at $0.075 each, 150,000 stock options at $0.10 each, and 100,000 stock options at $0.15 each; into 350,000 common shares of our Company.

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

On February 28, 2014, we entered into a Joint Venture Agreement with The Green Canvas Ltd. ("GCL") pursuant to which we could acquire up to a 75% interest in the business of GCL, being the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana for medical purposes. We paid $100,000 to the GCL upon execution of the agreement. Subsequently, we issued to GCL an aggregate of 10,000,000 of our common shares at a price of $0.235 per share; and paid to GCL the aggregate sum of $500,000, to earn a 49% interest in GCL’s business by February 28, 2015. With the exception of $113,400 payable to Wolverton Securities, the full amount of the $500,000 was to be used by GCL to upgrade the GCL’s existing medical marijuana production facility to meet the standards introduced by the Marihuana for Medical Purposes Regulations (“MMPR”) administered by Health Canada.

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

On March 10, 2014, our Company’s Board appointed Mathew Chadwick as Senior Vice President of Marijuana Operations and entered into a Management Agreement with Mr. Chadwick for his services. The initial term of the agreement began on the date of execution of this agreement and continued for six months. Thereafter the agreement continued on a month-by-month basis until it was terminated on October 16, 2014 pursuant to a termination and settlement agreement, dated effective October 14, 2014, with World of Marijuana Productions Ltd. and Mr. Chadwick. We paid in total $125,000 to Mr. Chadwick pursuant to the Management Agreement. Mr. Chadwick resigned as a director and officer of our Company on October 16, 2014.

On March 11, 2014, Robert Chadwick and Clayton Newbury joined the Company as advisors and were each paid a $1,000 honorarium. Robert Chadwick was issued a one-time 100,000 common shares of our Company. On March 11, 2014, we granted 100,000 stock options to Robert Chadwick with an exercise price of $0.68 per share expiring March 11, 2019. 50,000 of the stock options vested immediately, and 50,000 vested on September 11, 2014. We also granted 100,000 options to Clayton Newbury on the same terms. Robert Chadwick and Clayton Newbury stepped down as advisors on October 17, 2014.

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

On March 26, 2014, our Board appointed Dr. Robert Melamede as an Advisor to the Board of Directors. We paid to Dr. Melamede, an honorarium of $2,500 for the first year of participation on our Advisory Board and issued 250,000 shares of our common stock. On March 26, 2014 we granted to Dr. Melamede 500,000 stock options with an exercise price of $0.70 and expiring March 26, 2019. 250,000 of the stock options vested immediately and the remaining 250,000 stock options vested on September 26, 2014, Dr. Melamede stepped down as an advisor on June 16, 2015.

On April 1, 2014, we entered into a one year consulting agreement with Kristian Dagsaan to provide controller services for CAD$3,000 (plus goods and services tax) per month. We also granted 100,000 fully vested stock options with an exercise price of $0.86, expiring April 1, 2019. The agreement was cancelled effective August 31, 2014.

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

On April 10, 2014, we entered into a Letter of Intent ("LOI") with Lexaria Corp regarding the establishment of a joint venture to establish a medical marijuana production facility in Burlington, Ontario under the MMPR regulations. Pursuant to the LOI Lexaria issued 500,000 of its common shares to our company to be held in escrow subject to receipt of an MMPR production license by our joint venture. Lexaria also contributed $55,000 to acquire a 49% interest in the joint venture and the responsibility to pay 55% of all joint venture expenses. We contributed $45,000 for a 51% interest and the responsibility to pay 45% of all expenses. We were to be responsible for management of the joint venture for as long as we maintained majority ownership.

Also effective April 10, 2014 the Burlington Joint Venture entered into a letter of intent with Mr. Jeff Paikin on behalf of 1475714 ONTARIO INC. to secured a future lease for a 30,000 ft² medical marijuana production space in Burlington, Ontario. We also acquired a right of first refusal for another 45,000 ft² to accommodate future growth. We issued 38,297 common shares to Mr. Paikin at a deemed price of $0.47 to secure our interest in the lease. The production target for the facility based on 30,000 ft² (with approximately 50% devoted to production space) was approximately 10,000 kilograms per year production.

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

On April 24, 2014 we entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract we issued to Mr. Shaxon 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Shaxon can be eligible to receive up to a total of 472,500 common shares of our Company. We amended the consulting agreement on June 18, 2014, following which Mr. Shaxon became eligible to receive up to a total of 1,350,000 common shares of our Company. Based on achievement of the milestones listed in the amended contract, we issued to Mr. Shaxon 135,000 common shares at a deemed price of $0.14 on July 14, 2014. The agreement was terminated on June 16, 2015.

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

On April 24, 2014 we entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract we issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Springett was eligible to receive up to a total of 472,500 common shares of the Company. We amended the agreement on June 18, 2014 further to which Mr. Springett became eligible to receive up to a total of 1,350,000 common shares of our Company. Based on achievement of the milestones listed in the amended contract, we issued Mr. Springett 135,000 common shares at a deemed price of $0.14 on July 14, 2014. This agreement was terminated on June 16, 2015.

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

On May 3, 2014 we entered into a one year consulting contract with B. Mullan and Associates for the services of Brian Mullan as Security Consultant. Upon signing of the contract we issued to the consultant 45,000 common shares at a deemed price of $0.28. Subject to achievement of the milestones listed in the contract, Mr. Mullan or his company are be eligible to receive up to a total of 225,000 common shares of our Company. Subsequently, we issued an additional 45,000 common shares to the consultant at a deemed price of $0.14 on July 14, 2014. This agreement was terminated on February 4, 2015.

On May 28, 2014, our LOI with Lexaria was replaced by a definitive joint venture agreement (the “Burlington Joint Venture”) to establish a medical marijuana production facility under the MMPR at our planned Burlington, Ontario location. We received municipal zoning approval for the proposed site in July, 2014. Design and construction of the proposed facility was anticipated to cost approximately $3,000,000, and we would be responsible for $1,350,000 of this cost. Unable to estimate when a production license might be granted by Health Canada, the joint venture sought assurances from Health Canada prior to commencement of construction. In the event that Health Canada did not grant a production license by May 27, 2015, the Burlington Joint Venture was to terminate.

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

On August 1, 2014, through our wholly owned subsidiary Thor Pharma Corp. we signed an extension to the letter of intent with 1475714 ONTARIO INC. and Lexaria Canpharm Corp. (a subsidiary of Lexaria) to secure a 5 year lease on the Burlington, Ontario facility for our Burlington Joint Venture. In consideration of the extension, on August 5, 2014, we issued 118,416 of our common shares of to the lessor at a deemed price of $0.19 per share.

On September 16, 2014, our joint venture with the Green Canvas Ltd. made an application to Health Canada under the Marihuana for Medical Purposes Regulations (MMPR) to obtain a medical marijuana production license for a proposed facility located near Regina, Saskatchewan. Pursuant to the joint venture agreement, if a Heath Canada production license was not received by the first anniversary date of the agreement (February 28, 2015) our company would have no further obligations under the joint venture. If a license was obtained by February 28, 2015, we would be responsible to pay to the GCL $250,000 and 3,000,000 common shares in consideration of an additional 2% interest in the joint venture.

In the event that the joint venture did not obtain a license from Health Canada by February 28, 2015:

•	GCL would return all common shares issued to it by Enertopia pursuant to the agreement, with the exception of 3,600,000 common shares issued for the benefit of third parties which GCL shall be entitled to retain.
•	All management agreements entered into by the joint venture shall terminate; and
•	The joint venture agreement shall terminate.

On September 18, 2014 we announced that we had provided notice to WOM alleging default under the terms of the joint venture agreement for, among other things, WOM’s failure to provide an accounting and financial information for the use of proceeds paid into the joint venture. On October 16, 2014 we entered into a termination and settlement agreement, dated effective October 14, 2014, with WOM and Mathew Chadwick (WOM’s representative and our former director), pursuant to which we relinquished our 31% interest in the joint venture and exchanged mutual releases with WOM and Mr. Chadwick. Mr. Chadwick resigned from our board of directors and as an officer of our company, and WOM returned for cancellation 15,127,287 of our common shares that had been issued to it. Given the foregoing, all relationships between the parties, including but not limited to the joint venture, have been terminated. No production license under the MMPR had been awarded or was forthcoming at the time of termination.

On November 30, 2014, the Burlington Joint Venture had announced that its application to Health Canada’s for the Burlington facility had advanced to from preliminary to enhanced screening.

On December 12, 2014, the Burlington Joint Venture was extended to June 12, 2015.

On January 30, 2015, we closed the first tranche of a private placement of 1,665,000 units at a price of CAD$0.06 per unit for gross proceeds of US$79,920, CAD$99,900. Each Unit consists of one common share of the Company and full non-transferable Share purchase warrant. Each Warrant will be exercisable into one further Share at a price of US$0.10 per Warrant Share at any time until the close of business on the day which is 24 months from the date of issue of the Warrant, and thereafter at a price of US$0.15 per Warrant Share at any time until the close of business on the day which is 36 months from the date of issue of the Warrant.

On February 6, 2015, the Company’s Board has appointed Bal Bhullar as a Director of the Company. Ms. Bhullar has been and continues to be the Chief Financial Officer of the Company since October 9, 2009.

February 6, 2015, the Board of Directors accepted the resignation of John Thomas as Director of the Company.

On February 9, 2015, Enertopia announced the launch of a new product line V-Love TM for women’s sexual pleasure. V-Love TM is a brand new water based, silky smooth fragrance free personal lubricant and intimate gel especially designed for women.

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

On June 11, 2015, we entered into a Letter of Intent dated June 10, 2015 with Shaxon Enterprises Ltd. to sell our 51% interest in the Burlington Joint Venture, including our interest in MMPR application number 10QMM0610 for the proposed Burlington, Ontario production facility. The sale would be completed by the sale of our wholly owned subsidiary, Thor Pharma Corp.

Subsequent to the LOI with Shaxon Enterprises Ltd., the Burlington Joint Venture between Enertopia and Lexaria which was entered into on May 28, 2014 was terminated due to the pending sale of the project. As a result of the termination, 500,000 restricted and escrowed common shares of Lexaria issued to our Company at a deemed price of $0.40 will be returned to treasury and cancelled. The Enertopia and Lexaria Master Joint Venture Agreement entered into on March 5, 2014 is still effective and governs the relationship between the parties.

On June 11, 2015, With no foreseeable prospect of receiving a production license from Health Canada for our proposed medical marijuana facility located near Regina, Saskatchewan, we entered into a mutual Termination Agreement with The Green Canvas Ltd. pursuant to which we terminated our joint venture relationship and relinquished our 49% interest in the joint venture in consideration of the return to our Company for cancellation of 6,400,000 shares of our common stock previously issued to GCL.

On June 26, 2015, we signed a Definitive agreement to sell our wholly owned subsidiary, Thor Pharma Corp along with the MMPR application number 10MMPR0610. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, we received a non-refundable $10,000 deposit and are entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. These monies would be split equally with Lexaria Corp. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the grant of a production license for the Burlington facility.

On June 29, 2015, we that announced V-LoveTM became available at London Drugs Limited stores. V-LoveTM is currently available at London Drugs stores across Western Canada in the provinces of British Columbia, Alberta, Saskatchewan and Manitoba.

On July 7, 2015 we announced that V-Love TM became available for purchase online in Canada at Amazon.ca.

On July 30, 2015 we announced the launch of V-Love.co, our product website for V-LoveTM.

Our Current Business

We are a development stage company pursuing business opportunities in diverse sectors, including: alternative health and wellness.

Alternative Health and Wellness Products

V-LoveTM Sexual Enhancement Gel

On February 9, 2015, we announced the launch of a new product line V-LoveTM for women’s sexual pleasure. V-LoveTM a brand new water based, silky smooth fragrance free personal lubricant and intimate gel especially designed for women. V-LoveTM is a personal lubricant and sexual desire gel to embrace the essence of what a female is…sexy, confident, playful, loving, and unique. V-LoveTM is carefully designed to enhance/enrich each and every intimate experience to be the most pleasurable and fulfilling it can be.

V-LoveTM realizes that every woman is unique. While some women desire lubricants to enhance pleasure from toys, other women may not produce natural lubrication as they once used to, or may experience medical conditions which impact their personal comfort and desire for sexual intimacy.

V-LoveTM appreciates the uniqueness of every woman. Some women use/utilize lubricants to enhance pleasure from toys, while others may experience reduced natural moisture which may impact their personal comfort and desire for sexual intimacy. V-LoveTM can help replenishes/restores/replaces vaginal/personal moisture, as women may experience vaginal dryness due to hormonal changes at varying stages of life, such as after bearing children or during menopause. Dryness may also result from medical conditions or from using medications.

For all these reasons, V-LoveTM personal lubricant and sexual desire gel is carefully formulated to replenish moisture and enhance/increase your sexual pleasure by lubricating. Safe, gentle, long-lasting, fragrance free, natural, and worry-free, so every private and partnered encounter is your ultimate pleasure.

The Company used the feedback and life experience of women in its formulation of V-LoveTM. V-LoveTM was developed and designed to offer a unique personal lubricant and sexual desire gel that could be used safely and effectively by women who desired added lubrication. V-LoveTM is designed to be used with, toys and foreplay, for increasing sexual experience by lubricating so women feel confident with intimacy with their partners or for their own personal pleasure.

The V-LoveTM gel finished its production run in April, 2015. In May 2015, V-LoveTM first became available for retail sale at Loblaws City Market store in North Vancouver, British Columbia. Enertopia owns 100% of the product and its formulation. Enertopia engaged a GMP compliant facility reputed to produce high quality cosmetic products for many well-known brands. They are a Vancouver based manufacturer with over 150 years of experience. They manufactured and formulated the final ingredients for V-Love TM and handled all the production.

The Company held an initial launch on February 13, 2015 by showcasing samples of V-LoveTM at the Vancouver Health and Wellness Show and providing educational information on the gel. In May, 2015, V-LoveTM was available to the retail market for purchase in stores and at various events.

During the month of July, 2015 V-Love TM became available for retail purchase at all London Drugs Limited stores across Western Canada and online through Amazon.ca.

•	The sexual health market worldwide is estimated at $20 billion dollars. The lubrication market is estimated at over $1 billion dollars and products for sexual dysfunction in men are over $4 billion dollars. The Company’s V-LoveTM product is made from food save products, currently all products are sourced in Canada and all final product is processed by the manufacturing company in a GMP compliant facility.
•	The Company is currently producing sexual health informational material for men and women that is being overseen by a medical professional. The Company continues to attend conferences and festivals to educate the community about sexual health and V-LoveTM . The Company continues to provide educational seminars and looking at other retail stores for V- LoveTM to be sold across Canada in the coming months.

Summary

The continuation of our alternative health and wellness sector is dependent upon obtaining further financing, a successful programs of development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Current Medical Marijuana Operations

On June 7, 2013 the Government of Canada implemented new legislation, the Marijuana for Medical Purposes Regulations (MMPR), concerning the production and sale of medical marijuana. The regulations create conditions for a commercial industry that is responsible for the production and distribution of marijuana by authorized healthcare practitioners for medical purposes. The MMPR permitted the licensing of commercial growers beginning April 1, 2014, while eliminating existing regulations permitting the production of medical marijuana on a personal-use basis. Commercial growers are now able to submit applications to Health Canada for the production of medical marijuana and, if licensed, supply patients who qualify for the product at a price that would be established by market forces and at the discretion of producers. To date, 26 producers have become licensed under the MMPR.

Since June 12, 2015 the Company has had no direct involvement or ownership interest in any active or prospective operations or permit applications under the MMPR.

On June 26, 2015, we signed a Definitive agreement to sell our wholly owned subsidiary, Thor Pharma Corp along with the MMPR application (no. 10MMPR0610) for our proposed production facility located in Burlington, Ontario. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, we received a non-refundable $10,000 deposit and are entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. These monies would be split equally with our joint venture partner, Lexaria Corp. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the potential grant of a production license for the Burlington facility.

Investments

We currently hold the following investment interests:

Equity Investment in Pro Eco Energy, Inc.

On April 21, 2008, we announced that we had made a $45,000 investment to acquire 8.25% of the equity of Pro Eco Energy USA Ltd., a clean tech energy company involved in designing, developing and installing solar energy solutions for commercial and residential customers. During fiscal year 2014, we entered into an agreement to sell our 8.25% ownership in Pro Eco Energy for $40,000 to Western Standard Energy Corp. (now Dominovas Energy) The purchase price was to be payable as follows: a) $10,000 on December 02, 2013; b) $10,000 on or before December 31, 2013; c) $10,000 on or before January 31, 2014; d) $10,000 on or before February 28, 2014. As at August 31, 2015, we had collected $10,000 of the $40,000 purchase price. As at August 31, 2015, we have received back 600,000 of the 900,000 Pro Eco Energy shares from Western Standard Energy Corp. and the accounts receivable has been settled upon the return of the shares.

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

Currently, the MMPR only permits the sale of dried marijuana; the production of concentrated or edible forms (oils, resins, teas or infusions) is not permitted. On March 21, 2014, the Court of Appeal of the Province of British Columbia ruled in the case of R v. Owen Edward Smith that the MMPR`s restriction on the production of edible marijuana products for medicinal purposes is unconstitutional. On June 11, 2015, Supreme Court of Canada affirmed the lower court’s decision. As a result of the Supreme Court of Canada decision, individuals authorized to possess marijuana under the MMPR and those falling under the terms of a court injunction (for example, Allard injunction, described below) may now possess marijuana derivatives for their own use . In order to eliminate uncertainty around a legal source of supply of marijuana, Health Canada has taken the immediate step of issuing a section 56 exemption under the Controlled Drugs and Substances Act (CDSA), allowing licensed producers to produce and sell cannabis oil and fresh marijuana buds and leaves in addition to dried marijuana (however plant material that can be used to propagate marijuana will not be permitted to be sold by licensed producers to clients). The role of healthcare practitioners in authorizing marijuana for medical purposes does not change.

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

•	producers must comply with all federal, provincial/territorial and municipal laws and by- laws, including municipal zoning by-laws;
•	there are no applicable federal fees payable in respect of the application or maintenance of the license to produce marijuana under the MMPR;
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

Our Previously Planned Production Facilities

Each of our previous joint venture production facilities was planned as a state of the art indoor growing operation designed to meet or exceed the standards for safety and security provided for in the MMPR. Each the planned facilities were to be equipped for indoor, in-soil and/or hydroponic marijuana cultivation of preparation in accordance with the specifications of the MMPR and would accommodate each step required in the production of medical marijuana. Facilities included:

•	temperature and humidity control systems;
•	automated irrigation systems;
•	automated grow lighting;
•	ventilation and air quality control systems;
•	drying and curing room;
•	product testing laboratory facilities;
•	packaging room;
•	storage vault;
•	information technology and security control room; and
•	administrative offices.

Production Facility Staffing Requirements

We anticipated that each of the planned facilities would require personnel acting in the following capacities:

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

We would intend to fulfill our staffing requirements through the engagement of both full and part-time employees and consultants.

Current Litigation Affecting MMPR Regulatory Regime

Allard Case

On March 21, 2014, an injunction was granted by the Federal Court of Canada to four appellants, including Neil Allard, who are appealing the regulations which came in to effect on April 1, 2014. The injunction provides that Authorizations to Possess [ATPs] medical marijuana granted under the MMAR that were valid on March 21, 2014 and associated Personal Use Production Licenses and Designated Production Licenses valid on September 30, 2013 remain valid under the terms of those authorizations, with the exception that the amount of marijuana that can be possessed under the ATP is now limited to 150 grams. The impact of the order is that approximately 37,500 licensees under the MMAR will be permitted to continue production and consumption of marijuana under the MMAR. The court order has no effect on the implementation of the MMPR going forward and no new licenses will be granted under the MMAR. On March 31, 2014, the Federal Government announced its intention to appeal the March 21, 2014 order. On December 15, 2014, the appeal by the Federal Government was denied by the courts. The Supreme Court of Canada heard the case in February and March, 2015 and has reserved judgment. The court is expected to release its decision in the fall of 2015 or winter of 2016.

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

Marijuana Production in the United States

Our company was seeking opportunities in the Medical Marijuana Industry in Canada that is supported by the Canadian Federal Government and administered by Health Canada in accordance with the MMPR. In our operations we have followed the strict guidelines that have been outlined with respect to security, quality control and safety of the product at all times under the current federal MMPR program.

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

Competition

There is strong competition relating to all aspects of the medical marijuana and alternative health and wellness sectors. We actively compete for capital, skilled personnel, market share, and in all other aspects of our operations with a substantial number of other organizations. These organizations include small development stage companies like our own, and large, established companies, many of which have greater technical and financial resources than our company. In the alternative health and wellness product sector, our current product, V-LoveTM, competes for shelf space and sales with the products of both niche producers and large multinational producers of cosmetics and pharmaceuticals. Any future products we may produce will face similar competition.

In the medical marijuana sector, any future projects which we may undertake under the MMPR regulation will face considerable competition for financing and for a potentially limited supply of municipal authorizations and production permits. For example, according to Health Canada, as at March 31, 2015, it had received 1,284 formal production license applications under the MMPR since its call for applications in 2013. Of those, 252 have been refused; 324 applications are in progress; 40 have been withdrawn; and 643 were incomplete and have been returned. Only 26 production permits have been granted to date. If we obtain a production license under the MMPR, we will face considerable competition for sales amongst a limited pool of potential consumers.

Compliance with Government Regulation

Our current and prospective operations are subject to diverse government regulations in a number of areas including but not limited to ingredients, manufacturing standards, labour standards, product safety and quality, marketing, packaging, labeling, storage, distribution, advertising, imports and exports, social and environmental responsibility and health and safety. Non-compliance with regulations may results in significant financial losses arising from criminal or civil action, regulator-enforced factory closures, product recalls, delayed launches, penalties, and reputational loss, among others. What’s more, regulations can change or may become more stringent, which may cause us to incur unforeseen costs or make our business model unsustainable.

Medical Marihuana

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

Alternative Health and Wellness Products

The alternative health and wellness product sector is subject to regulatory oversight by diverse regulators in matters including consumer health and safety, environmental protection, manufacturing standards, packaging, and advertising.

Currently we produce and sell our V-LoveTM personal lubricant for women in Canada. In Canada, personal lubricants like V-LoveTM that are not for non-medicinal and non-therapeutic use are regulated as cosmetics. All cosmetics sold in Canada must be safe to use, must not pose any health risk, and must otherwise meet the requirements of the federal Food and Drugs Act (Canada) and the Cosmetic Regulations (Canada) which are enforced by Health Canada. Under the Food and Drugs Act, a cosmetic includes "any substance or mixture of substances, manufactured, sold or represented for use in cleansing, improving or altering the complexion, skin, hair or teeth and includes deodorants and perfumes." This includes cosmetics used by professional esthetic services, bulk institutional products (such as hand soap in school rest rooms), as well as "handmade" cosmetics sold at craft sales or home-based businesses.

The Cosmetic Regulations and the Food and Drugs Act require that cosmetics sold in Canada be manufactured, prepared, preserved, packed and stored under sanitary conditions. The manufacturer and importer must notify Health Canada that it is selling the product and provide a list of the product's ingredients. Additionally, cosmetics are subject to the requirements of Consumer Packaging and Labeling Act, and any chemicals found in cosmetics may be subject to the Environmental Protection Act (Canada) regarding the disposal of contaminants.

In order to meet these safety and quality requirements of the Food and Drugs Act and the Cosmetics Regulation, Health Canada encourages all cosmetic manufacturers to adhere to Good Manufacturing Practices (GMPs). GMPs are manufacturing guidelines which are used to ensure product quality control and an effective approach to risk management. These guidelines set out standards for product manufacturing, testing, storage, handling and distribution, to ensure that each step of manufacturing is acceptable for quality and safety of the product.

Health Canada, along with its partners in the International Cooperation on Cosmetic Regulation (United States, European Union and Japan), endorse the use of the International Standards Organization (ISO) Guidelines on Good Manufacturing Practices for Cosmetics, ISO Standard 22716. Our V-LoveTM personal lubricant for women is manufactured in accordance with these standards.

We also comply with the Canadian Guidelines for the Nonprescription and Cosmetic Industry Regarding Non-therapeutic Advertising and Labelling Claims administered by Advertising Standards Canada and Health Canada.

In the United States, personal lubricants such as V-LoveTM are classified as Class II medical devices, putting them in the same category as items like condoms, acupuncture needles, and powered wheelchairs. In order for class II medical devices to be sold in the United States, producers must obtain a premarket notification or 510(k) clearance, a process that requires a comprehensive round of safety testing. As at the date of this Annual Report we have not made any arrangements to obtain 510(k) clearance for the sale of V-LoveTM into the United States. We estimate that obtaining 510(k) clearance would require between $100,000 and $200,000 and approximately 24 months.

Employees

We primarily used the services of sub-contractors and consultants for our intended business operations. Our technical consultant is Mr. McAllister, our president and a director.

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

On October 9, 2009, the Company entered into a consulting agreement with BKB Management Ltd, a corporation organized under the laws of the Province of British Columbia. BKB Management controlled by the chief financial officer of the Company, Bal Bhullar. A fee of CAD$4,675 including GST was paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective April 1, 2011, the fee is CAD$5,500 plus GST. Effective March 1, 2014, the Company entered into a new Management Consulting Agreement replacing the original agreement with a consulting fee of CAD$7,500 plus GST per month. On February 6, 2015, Ms. Bhullar was appointed as a director by the Board.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Research and Development

We have incurred $8,459 in research and development expenditures over the last two fiscal years.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Associated with Our Business

The possession, cultivation and distribution of marijuana may under certain circumstances lead to prosecution under United States federal law, which may cause our business to fail.

Our planned medical marijuana (“MMJ”) business is structured to comply with the Canadian Medical Marihuana Purposes Regulations (“MMPR”), which permits the sale of medical marijuana in Canada under federal license. In the United Sates, 23 states, including our state of incorporation, Nevada, have approved and regulate medical marijuana use. Similarly, two states have approved and regulate non-medical marijuana use by adults. However, it remains illegal under United States federal law to grow, cultivate or sell marijuana for any purpose. In that regard, the United States Justice Department has released the COLE Memorandum of 8-29-13 which states that the Justice Department will not prioritize the prosecution of marijuana related activities authorized under state laws provided that state authorities implement and enforce strict guidelines to ensure the health, safety and security of the public. Where the individual state framework fails to protect the public, the Justice Department has instructed federal prosecutors to enforce the Controlled Substances Act of 1970. The Department of Justice has not, to our knowledge, published any policy or guidance specifically regarding the participation of a United States corporation in lawful medical marijuana related activities outside of the United States.

Although our planned medical marijuana business is federally sanctioned in Canada and not contrary to the public policy or laws of our state of incorporation, neither state law nor Canadian federal law provides protection against federal prosecution in the United States, which remains at the discretion of the Department of Justice. Although, in light of the COLE Memorandum, we do not anticipate that we will be targeted for prosecution by the Department of Justice, if the Department of Justice uses its discretion to prosecute our company for a violation of the Controlled Substances Act, the resulting civil or criminal consequences will have a material adverse effect on our business, and may cause our business to fail.

Delay or failure in obtaining a medical marijuana production license from Health Canada may cause us to abandon material components of our business plan.

To date, none of our company's medical marijuana joint ventures has been granted a permit by Health Canada for the production of medical marihuana. According to Health Canada, as at March 31, 2015, it had received 1,284 formal production license applications under the MMPR since its call for applications in 2013. Of those, 252 have been refused; 324 applications are in progress; 40 have been withdrawn; 935 license applications have been rejected or withdrawn; and 643 were incomplete and have been returned. Due to the slow progress, uncertain timing, and apparent backlog of production license application reviews by Health Canada, we have been unable to determine with any accuracy when any of our past applications would be processed. Our inability to timely obtain a license from Health Canada has materially and adversely affect our company's operations and caused us to modify and diversify our business plan, including the abandonment or sale of our interests in our medical marihuana ventures. As at the date of this Annual Report, pursuant to our agreement with Shaxon Enterprises Ltd., we maintain a financial interest in the prospective medical marihuana production facility located in Burlington, Ontario, which is also subject to approval by Health Canada. Continued delays on the part of Health Canada in processing any application in which we hold an interest may result in additional financial losses, and may cause our business to fail.

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

Uncertain product demand in the medical marijuana and alternative health and wellness sectors may cause our business plan to be unprofitable or fail.

Demand for medical marijuana and alternative health and wellness products is dependent on a number of social, political and economic factors that are beyond the control of our company. While we believe that demand for medical marijuana and alternative health and wellness products will continue to grow in Canada and elsewhere, we cannot guarantee sufficient market demand to support our current or future products or business. In the event that the markets for medical marijuana or health and wellness products stagnate or contract, our business may fail.

We may not acquire market share or achieve profits due to competition in the medical marijuana industry and the alternative health and wellness industry.

Our Company operates in a highly competitive marketplace with various competitors. Increased competition may result in reduced gross margins and/or loss of market share, either of which would seriously harm its business and results of operations. Management cannot be certain that the company will be able to compete against current or future competitors or that competitive pressure will not seriously harm its business. Many of the company's competitors are much larger and have greater access to capital, sales, marketing and other resources. These competitors may be able to respond more rapidly to new regulations or devote greater resources to the development and promotion of their business model than the company can. Furthermore, some of these competitors may make acquisitions or establish co-operative relationships among themselves or with third parties in the industry to increase their ability to rapidly gain market share.

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

Our operations are in the start-up or stage only, and are unproven. We may not be successful in implementing our business plan to become profitable. There may be less demand for our services than we anticipate. There is no assurance that our business will succeed and you may lose your entire investment.

General economic factors may negatively impact the market for our planned products.

The willingness of businesses to spend time and money on energy efficiency may be dependent upon general economic conditions; and any material downturn may reduce the likelihood of businesses incurring costs toward what some businesses may consider a discretionary expense item. The willingness of consumers to buy our products may be dependent upon general economic conditions and any material downturn may reduce the potential profitability of the medical marijuana or the alternative health and wellness product sectors.

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

Demand for our services may be adversely affected if consumers lose confidence in the quality of our services or the industry’s practices. Adverse publicity may discourage businesses from buying our services and could have a material adverse effect on our financial condition and results of operations. Risk of significant reputational impact as a result of systemic product quality issues resulting in undermining of consumer confidence in our brand, particularly in the growing alternative health and wellness portfolio. Various factors may adversely impact our reputation, including product quality inconsistencies or contamination resulting in product recalls. Reputational risks may also arise from our third parties’ labour standards, health, safety and environmental standards, raw material sourcing, and ethical standards. We may also be the victim of product tampering or counterfeiting or grey imports. Any litigation, disputes on tax matters and pay structures may subject us to negative attention in the press, which can damage reputation.

Unethical business practices may compromise the growth and development of our business.

The production and sale of medical marijuana or alternative health and wellness products are emerging industries in which business practices are not yet standardized and are subject to frequent scrutiny and evaluation by federal, state, provincial, and municipal authorities, academics, and media outlets, among others, Although we intend to develop our business in accordance with best ethical practices, we may suffer negative publicity if we, our partners, contractors, or customers are found to have engaged in any environmentally, insensitive practices or other business practices that are viewed as unethical.

The failure to secure customers may cause our operations to fail.

We currently have no long-term agreements with any customers. Many of our sales may be on a “onetime” basis. Accordingly, we will require new customers on a continuous basis to sustain our operations. Risk of material impact on Group growth and profit of consumer led slowdown in key developing markets, exacerbated by increasing currency volatility. A variety of factors may adversely affect our results of operations and financial condition during periods of economic uncertainty or instability, social or labour unrest or political upheaval in the markets in which we operate. Such periods may also lead to government actions, such as imposition of martial law, trade restrictions, foreign ownership restrictions, capital, price or currency controls, nationalization or expropriation of property or other resources, or changes in legal and regulatory requirements and taxation regimes.

We could be required to enter into consignment contracts which will expose us to significant market risk.

Consignment contracts require the seller to supply product to a retailer where compensation is contingent on sales. We anticipate a material percentage of our alternate health and wellness products may be sold on a consignment basis. Consignment contracts expose us to some significant risks, including investment risk if our products do not sell, and risks resulting from reduced cash-flow. These risks could lead to losses on contracts which may be substantial and which could adversely affect our results of our operations.

If we fail to effectively and efficiently advertise, the growth of our business may be compromised.

The future growth and profitability of our business will be dependent in part on the effectiveness and efficiency of our advertising and promotional expenditures, including our ability to (i) create greater awareness of our products, (ii) determine the appropriate creative message and media mix for future advertising expenditures, and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that we will experience benefits from advertising and promotional expenditures in the future. In addition, no assurance can be given that our planned advertising and promotional expenditures will result in increased revenues, will generate levels of service and name awareness or that we will be able to manage such advertising and promotional expenditures on a cost-effective basis.

Our success is dependent on our unproven ability to attract qualified personnel.

We will depend on our ability to attract, retain and motivate our management team, consultants and other employees. There is strong competition for qualified technical and management personnel in the medical marijuana and the alternative health and wellness sectors, and it is expected that such competition will increase. Our planned growth will place increased demands on our existing resources and will likely require the addition of technical personnel and the development of additional expertise by existing personnel. There can be no assurance that our compensation packages will be sufficient to ensure the continued availability of qualified personnel who are necessary for the development of our business.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2015 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2015, we have incurred a net loss of $1,149,433 for the year ended August 31, 2015 (net loss $4,641,005 for the year ended August 31, 2014) and as at August 31, 2014 has incurred cumulative losses of $11,915,096 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis

Without additional financing to develop our business plan, our business may fail.

Because we have generated only minimal revenue from our business and cannot anticipate when we will be able to generate meaningful revenue, we will need to raise additional funds to conduct and grow our business. We do not currently have sufficient financial resources to completely fund the development of our business plan. We anticipate that we will need to raise further financing. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing security-holders.

We may not be able to obtain all of the licenses necessary to operate our business, which would cause our business to fail.

Our operations require licenses and permits from various governmental authorities related to the establishment of our planned facilities, to the production, storage and distribution of our products, and to the disposal of waste. We believe that we will be able to obtain all necessary licenses and permits under applicable laws and regulations for our operations and believe we will be able to comply in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits.

Changes in health and safety regulation may result in increased or insupportable financial burden on our company.

We believe that we currently comply with existing laws and regulations affecting our product and operations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected the industry in the past and additional changes may occur in the future.

Our products and operations may be subject to unanticipated regulations and rules promulgated from time to time by government, namely those related to consumer health and safety which may render certain production methods, ingredients, products or practices obsolete. The cost of compliance with changes in governmental regulations has potential to reduce the viability or profitability of our products or operations.

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

We do not currently have a shareholder rights plan or any anti-takeover provisions in our Bylaws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

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

Trends, risks and uncertainties.

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise such as a black swan event.

An absolute worst case scenario with sufficient potential impact to risk the future of the company as an independent business operating in its chosen markets. Significant reputational impact as a result of a major issue resulting in multiple fatalities, possibly compounded by apparently negligent management behavior; extreme adverse press coverage and viral social media linking the Company name to consumer brands, leads to a catastrophic share price fall, very significant loss of consumer confidence and inability to retain and recruit quality people. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

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

The high and low bid prices of our common stock on the OTCQB quotation service and Over-the-Counter Bulletin Board for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2015	$0.03	$0.02
May 2015	$0.06	$0.03
February 2015	$0.07	$0.05
November 2014	$0.12	$0.07
August 2014	$0.22	$0.10
May 2014	$1.08	$0.15
February 2014	$0.45	$0.05
November 2013	$0.08	$0.02
August 2013	$0.03	$0.02

(1) The quotations above were obtained from Yahoo Finance, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

36

On November 7, 2015, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.02. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

The high and low bid prices (given in Canadian Dollars) of our common stock on the Canadian Securities Exchange for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2015	$0.03	$0.04
May 2015	$0.09	$0.04
February 2015	$0.095	$0.05
November 2014	$014	$0.055
August 2014	$0.24	$0.11
May 2014	$1.20	$0.16
February 2014	$0.49	$05
November 2013	$0.08	$0.02
August 2013	$0.05	$0.01

(1) The quotations above were obtained from TD Waterhouse Investor Services, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of October 5, 2015, there were 114 holders of record of our common stock. As of October 5, 2015, 71,508,460 common shares were issued and outstanding.

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

On January 30, 2015, the Company closed the first tranche of a private placement of 1,665,000 units at a price of CAD$0.06 per unit for gross proceeds of CAD$99,900. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of US$0.10 during the first 24 months and at US$0.15 after 24 months. A cash finders’ fee of CAD$7,358 and 122,640 full broker warrants that expire on January 30, 2018 was paid to Canaccord Genuity.

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

On June 11, 2015, The Green Canvas Limited is to return 6,400,000 restricted common shares of Enertopia held in escrow are to be returned to treasury and cancelled.

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

Equity Compensation Plan Information
			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan category	warrants and rights	warrants and rights	(a))
Equity compensation plans	Nil	Nil	Nil
approved by security
holders
2011Stock Option Plan	2,255,000	$0.30	2,465,348
approved by security holders
2014 Stock Option Plan	1,700,000	Nil	15,570,000
approved by security
holders
Total	3,955,000	$0.30	18,165,348

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2015.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period (beginning September 1, 2015), we intend to:

•	continue sales and marketing efforts for V-Love with radio, digital media marketing, ecommerce, electronic and print media campaigns;
•	identify and secure sources of equity and/or debt financing for additional provisional patent work and applications;
•	identify and secure sources of equity and/or debt financing for additional line of products in the health and wellness sector;
•	identify and secure sources of equity and/or debt financing for research and development in the health and wellness sector

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2015
Expense	Amount ($)
Research and Development of additional products	100,000
Potential Patent and Trademark Applications for V-Love	150,000
Marketing and Sales	250,000
Management Consulting Fees	450,000
Professional fees	150,000
Rent	35,000
Other general administrative expenses	100,000
Total	$ 1,235,000

As at the date of this annual report, we do not have sufficient cash on hand to finance our entire potential and estimated $1,235,000 cash obligation to the proposed spending for the 12 months beginning September 1, 2015. Based on our current cash position of $84,157, we anticipate that we will require $1.1 million in additional cash to execute our business plan. In the event that we are unable raise sufficient cash we intend to reduce our planned expenditures to accommodate our means with a view toward prioritizing revenue generating activity and fulfilling our public reporting obligations. As at the date of this registration statement we have no financing arrangements in place.

Results of Operations for our Years Ended August 31, 2015 and 2014

Our net loss and comprehensive loss for our year ended August 31, 2015, for our year ended August 31, 2014 and the changes between those periods for the respective items are summarized as follows:

				Change Between
				Year Ended
	Year Ended		Year Ended	August 31, 2015
	August 31,		August 31,	and Year Ended
	2015		2014	August 31, 2014
	$		$	$
Revenue	$8,632	$	Nil	$8,632
Cost of Goods Sold	3,796		Nil	3,796
Other (income) expenses	(94,947)		2,281,986	(2,376,933)
General and administrative	1,249,216		2,359,019	(1,109,803)
Interest expense	2,108		4,745	(2,637)
Exploration Costs	Nil		Nil	Nil
Impairment of long- term investments	6,270		469,048	(462,778)
Consulting fees	752,319		1,780,886	(1,028,047)
Professional Fees	90,612		122,747	(32,135)
Net Income (loss)	(1,149,433)		(4,641,005)	3,491,572

Other Income and Revenue

The increase in revenue for year ended August 31, 2015, relates to the sales for the new product V-Love that entered the retail market in May 2015. The increase in other income for our year ended August 31, 2015, relates to the cancellation of The Green Canvas Joint Venture with common shares of the Company being returned back to treasury and cancelled. In addition, the Company has cancelled the Burlington Joint Venture and have returned 500,000 common shares back to Lexaria. The other income costs have decreased by $2,376,933 for the year ended August 31, 2015 compared to August 31, 2014.The high other income expenses for our year ended August 31, 2014, relates to the issuance of Lexaria common shares to the Company that have gone down in fair market value, The Green Canvas Joint Venture expenses on the medical marijuana license applications, the write off of the WTI deal and the write down of the World of Marihuana Joint Venture termination on October 14, 2014.

General and Administrative

Our general and administrative expenses were lower by $1,109,803 for our year ended August 31, 2015 compared to August 31, 2014. The decrease in costs were largely due non-renewal of consulting contracts. In addition the Company decreased costs of $35,265 for investor relations, $33,653 for fees, $394 for training and conference, $16,582 for travel and $90,612 in professional fees for the year ended August 31, 2015. These decreased costs are due to the Company’s termination of the joint ventures in the Medical Marijuana business sector.

Professional Fees

There was a decrease in legal fees for our year ended August 31, 2015 by $40,823 compared to the prior year due to financings, registration statements and additional legal advice required for the medical marijuana business.

Interest Expense

There was a slight decrease in interest expense for our year ended August 31, 2015 by $2,637 compared to the prior year.

Exploration Costs

There were no exploration costs for our year ended August 31, 2015 compared to prior year.

Impairment of Long-Term Investment

For the year ended August 31, 2015, the Burlington joint venture was terminated on June 11, 2015. For the year ended August 31, 2014, there was a write off of the WTI deal and from the termination of the World of Marihuana joint venture on October 14, 2015.

Consulting Fees

There was a decrease in consulting fees for the year ended August 31, 2015 compared to August 31, 2014 by $1,028,547. This was largely due to non-renewal of consulting agreements and the termination of various joint ventures. For the year ended August 31, 2014 there were new consulting agreements and stock based compensation required for the entrance in the medical marijuana business. The increased costs are associated with the medical marijuana business sector. The Company has entered into various joint venture agreements, advisor and consulting agreements which has increased the costs in 2014.

Liquidity and Financial Condition

Working Capital	At	At
	August 31,	August 31,
	2015	2014
Current assets	$343,927	$1,488,227
Current liabilities	325,037	579,826

Working capital surplus/(deficit)	$18,890	$908,401

Cash Flows		Year Ended
		August 31,	August 31
		2015	2014
Cash flows (used in) operating activities		$(905,202)	(2,201,179)
Cash flows (used in) investing activities		3,000	3,734
Cash flows from financing activities		98,237	3,084,226
Net increase (decrease) in cash during year	$	(803,965)	886,781

Operating Activities

Net cash used in operating activities was $905,202 for our year ended August 31, 2015 compared with cash used in operating activities of $2,201,179 in 2014. The decrease in net cash used in operating activities is due to our Company decrease in accounts payable, prepaid expenses and joint venture agreement terminations compared to August 31, 2014.

Investing Activities

Net cash provided from investing activities was $3,000 for our year ended August 31, 2015 compared to net cash used in investing activities of $3,734 in the same period in 2014.

Financing Activities

Net cash provided by financing activities was $98,237 for our year ended August 31, 2015 compared to $3,028,324 in the same period in 2014. This decrease is primarily due to a smaller financing compared to the prior year end.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have a net loss of $1,149,433 for the year ended August 31, 2015 [2014 – net loss of $4,641,005] and at August 31, 2015 had a deficit accumulated during the exploration stage of $11,915,096 [2014 – $10,765,663]. We generated revenue of $8,632 for the year ended August 31, 2015 [2014 - $nil]. We have working capital surplus of $18,890 as at August 31, 2015 [2014 – working capital surplus $908,401]. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is exceptionally difficult.

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

FASB ASU 2014-10. In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915)”. The amendments in ASU 2014-10 remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual reporting period beginning after December 15, 2014. The withdrawal of the presentation and disclosure requirements of Topic 915 is effective for annual reporting periods beginning after December 15, 2015. The revised consolidation standards are effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for any annual reporting period or interim period for which an entity’s financial statements have not yet been issued or made available for issuance. The Company has early adopted ASU 2014-10 and impacts of its adoption have been reflected throughout the Company’s financial statements, with the significant effect being the elimination of disclosures of certain cumulative amounts incurred during the period from inception to the period end reporting date.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enertopia Corp.

We have audited the balance sheets of Enertopia Corp. (the “Company”) (formerly Golden Aria Corp.) as at August 31, 2015 and 2014 and the related statements of stockholders’ equity, operations and cash flow for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
November 19, 2015	Chartered Professional Accountants

Enertopia Corp.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31	August 31
	2015	2014

ASSETS
Current
Cash and cash equivalents	$84,157	$888,122
Marketable securities (Note 4)	181,950	323,750
Accounts receivable	23,653	42,264
Prepaid expenses and deposit	15,832	234,091
Inventory (Note 7)	38,335	-
Total current assets	343,927	1,488,227

Non-Current
Long term investments – GSWPS (Note 5)	1	1
Other long term investments (Note 5)	22,182	-
Medical Marijuana Assets (Note 6)	-	774,271
Total Assets	$366,110	$2,262,499

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$208,749	$226,916
Deferred Revenues	40,000	280,000
Due to related parties (Note 8)	76,288	72,910
Total Current Liabilities	325,037	579,826

STOCKHOLDERS' EQUITY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
71,508,460 common shares at August 31, 2015 and August 31,2014: 90,870,747	71,508	90,870
Additional paid-in capital	11,884,661	14,070,611
Shares to be returned	-	(1,713,145)
Deficit accumulated during the exploration stage	(11,915,096)	(10,765,663)
Total Stockholders' Equity	41,073	1,682,673
Total Liabilities and Stockholders' Equity	$366,110	$2,262,499

The accompanying notes are an integral part of these financial statements

Enertopia Corp.
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Year Ended
	August 31	August 31
	2015	2014

Revenue
Net Sales	$8,632	$-

Cost of Product Sales	3,796	-

Gross Profit	4,836	-

Expenses
Accounting and audit	52,757	44,069
Sales & Marketing	3,514	2,199
Advertising & Promotions	209,494	170,777
Bank charges and interest expense	2,108	4,745
Consulting/Stock Based Compensation	752,319	1,780,866
Fees and dues	33,653	51,182
Insurance	11,565	13,939
Investor relations	35,265	44,184
Legal and professional	37,855	78,678
Office and miscellaneous	9,523	31,979
Research and Development	8,459	-
Rent	72,284	45,147
Telephone	3,444	1,759
Training & Conferences	394	32,902
Travel	16,582	56,593

Total expenses	1,249,216	2,359,019

(Loss) for the period before other items	(1,244,380)	(2,359,019)

Other income (expense)
Other income	43,017	71,922
Impairment of long term investments	(6,270)	(469,048)
MMJ license expenses	-	(1,882,860)
Gain on marketable securities	58,200	-
Write down of oil and gas properties	-	(2,000)

Net loss and comprehensive loss for the period	$(1,149,433)	$(4,641,005)

Basic and diluted income (loss) per share	$(0.01)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	77,119,448	65,894,839

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

						DEFICIT
						ACCUMULATED
	COMMON STOCK		ADDITIONAL		STOCK	DURING	TOTAL
			PAID-IN		TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL		ISSUED	STAGE	EQUITY
Balance, August 31, 2013	30,314,415	$30,314	$5,622,895	$		$(6,124,658)	$(471,449)
Shares issued to Downhole Energy	100,000	100	1,900				2,000
Shares issued to Stewart Briggs/Olibri	750,000	750	36,750				37,500
Shares issued for MM Assets	10,000,000	10,000	190,000				200,000
Shares issued for Investor Relations	200,000	200	13,800				14,000
Shares issued for cash for PP on Nov 18	2,720,000	2,720	133,280				136,000
Shares issued for cash for PP on Dec 23	2,528,000	2,528	113,732				116,260
Shares issued per Agreement with DS	250,000	250	37,250				37,500
Shares issued per JV with WOM	5,000,000	5,000	895,000				900,000
Shares issued for cash for PP on Jan 31	4,292,000	4,292	395,292				399,584
Shares issued for warrant conversion	1,126,500	1,127	214,973				216,100
Shares issued for option conversion	450,000	450	43,800				44,250
Shares issued for cash for PP on Feb 13	12,946,000	12,946	1,182,070				1,195,016
Shares issued as per Agreement with Agora	54,347	54	12,446				12,500
Shares issued per JV Agreement with GCL	10,000,000	10,000	2,090,000				2,100,000
Shares issued per JV Agreement with WOM	1,000,000	1,000	599,000				600,000
Shares issued for warrant conversion	5,827,855	5,828	909,143				914,971
Shares issued for option conversion	425,000	425	83,800				84,225
Shares issued as per agreement with R. Chadwick	100,000	100	59,900				60,000
Shares issued as per agreement with Dr. Melamede	250,000	250	169,750				170,000
Shares issued as per various Ontario agreements	623,297	623	212,676				213,299
Shares issued as per Agreement with Agora	72,917	73	13,053				13,126
Shares issued as per various Ontario agreements	720,000	720	100,080				100,800
Shares issued as per Agreement with Emerging LLC	750,000	750	119,250				120,000
Shares issued for warrant conversion	252,000	252	24,948				25,200
Shares issued per LOI Burlington	118,416	118	22,382				22,500
Stock Based Compensation			773,441				773,441
WOM JV Termination, shares back to Treasury					(1,682,545)		(1,682,545)
Shares returned for contract cancellation C. Hornung					(30,600)		(30,600)
Comprehensive income (loss):
(Loss) for the year						(4,641,005)	(4,641,005)
Balance, August 31, 2014	90,870,747	$90,871	$14,070,611		$(1,713,145)	$(10,765,663)	$1,682,673

WOM JV Termination, shares back to Treasury	(15,127,287)	(15,127)	(1,667,418)		1,682,545		(1,682,545)
Shares returned for contract cancellation C. Hornung	(90,000)	(90)	(30,510)		30,600		(30,600)
Stock based compensation			177,596				177,596
Shares issued for PP on January 30	1,665,000	1,665	70,400				72,065
Shares issued for PP on March 12	590,000	590	25,582				26,172
Shares to be returned for JV termination	(6,400,000)	(6,400)	(761,600)				(768,000)
Comprehensive income (loss):
(Loss) for the year						(1,149,433)	(1,149,433)
Balance, August 31, 2015	71,508,460	$71,508	$11,884,661		$-	$(11,915,096)	$41,073

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

		Year Ended
	August 31	August 31
	2015	2014

Cash flows used in operating activities
Net (loss)	$(1,149,433)	$(4,641,005)

Changes to reconcile net loss to net cash used in operating activities
Consulting - stock based compensation	177,596	773,441
MMJ expenses/(gain)	-	1,332,010
Write down of oil and gas properties	-	2,000
Gain on marketable securities	(58,200)	-
Impairment of long term investments	6,270	17,454
Other non-cash activities	3,226	510,013
Change in non-cash working capital items:
Accounts receivable	(2,855)	(9,805)
Prepaid expenses and deposit	218,258	(6,575)
Inventory	(38,336)	-
Deferred charges	(46,226)	-
Accounts payable and accrued liabilities	(21,116)	(119,935)
Due to related parties	5,614	(58,777)
Net cash (used in) operating activities	(905,202)	(2,201,179)

Cash flows from (used in) investing activities

Proceeds from sale of marketable securities	3,000	-
Investment in Pro Eco	-	10,005
Investment in Medical Marijuana Operations	-	(6,271)
Net cash from investing activities	3,000	3,734

Cash flows from financing activities
Promissory notes - related party	-	(47,380)
Net Proceeds from options exercised	-	128,500
Net Proceeds from warrants exercised	-	1,156,246
Net proceeds from subscriptions received	98,237	1,846,860
Net cash from financing activities	98,237	3,084,226

Increase (Decrease) in cash and cash equivalents	(803,965)	886,781

Cash and cash equivalents, beginning of year	888,122	1,341
Cash and cash equivalents, end of year	$84,157	$888,122

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
NOTES TO FINANCIAL STATEMENTS
August 31, 2015
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company was an independent natural resource company engaged in the exploration, development and acquisition of natural resources in the United States and Canada. In the fiscal year 2010, the Company shifted its strategic plan from its non-renewal energy operations to its planned renewal energy operations and natural resource acquisition and development. In late summer of 2013, the Company added another business sector in its entrance alternative health and wellness. The Company has offices in Vancouver and Kelowna, B.C., Canada.

2.	GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital surplus of $18,890 for the year ended August 31, 2015 [surplus of $908,401 for year ended August 31, 2014]. The Company incurred a net loss of $1,149,433 for the year ended August 31, 2015 [net loss $4,641,005 for the year ended August 31, 2014] and as at August 31, 2015 has incurred cumulative losses of $11,915,096 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company’s shareholders, and ultimately to obtain successful operations. There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. There is significant uncertainty as to whether we can obtain additional financing. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

3.	SIGNIFICANT ACCOUNTING POLICIES

	a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

The Company early adopted Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. This standard removes all incremental financial reporting requirements from U.S. generally accepted accounting principles for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. Upon adoption, the Company no longer reports its operations as a development stage entity and eliminated all inception to date information.

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

d)	Marketable Securities

Marketable securities are classified at fair value through profit (loss). They consist of equities which are all traded in the public markets. Marketable securities are recorded at fair value, with changes to fair value recorded in profit or loss.

e)	Inventories and Cost of Sales

The Company has two major classes of inventory: finished goods and raw materials. In both classes, inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and processing costs charged by third parties.

f)	Investments in Companies Accounted for Using the Equity Method

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

g)	Other long term investments

Other long term investments for which the Company has not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting, such that they are recorded at the lower of cost or estimated net realizable value. Management periodically reviews the cost method investments for instances where fair value is less than the carrying amount and the decline in value is determined to be other than temporary. If the decline in value is judged to be other than temporary, the carrying amount of the security is written down to fair value and the resulting loss is charged to operations.

h)	Stock-Based Compensation

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

i)	Accounting Estimates

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

j)	Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC 220 “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

k)	Foreign Currency Translations

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

l)	Financial Instruments

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

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts payable, short term loan, due to related parties, and warrants liability. With the exception of marketable securities, non-current portion of promissory notes and warrants liability, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of the non-current portion of promissory notes are estimated using quoted market prices or are based on the discounted value of future cash flows. The fair value of marketable securities are measured based on quoted prices in active markets. The fair value of the warrants liability is determined by using the Black- Scholes option pricing model.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

m)	Income Taxes

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

n)	Long-Lived Assets Impairment

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

o)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The management of the Company had estimated the asset retirement obligation to be immaterial and therefore was not reflected on the financial statements as of August 31, 2015 and 2014.

p)	Comprehensive Income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners.

q)	Concentration of credit risk

The Company places its cash and cash equivalent with high credit quality financial institution. As of August 31, 2015, the Company had $65,132 in a bank beyond insured limit (August 31, 2014: $871,038).

r)	Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). The amendments in ASU 2014-10 remove all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. ASU 2014-10 is effective for the first annual period beginning after December 15, 2014. Early adoption is permitted and the Company adopted ASU 2014-10 in the fourth quarter of 2015 which consisted principally of removing inception to date information on the Company’s statements of operations, equity and cash flows as well as other inception to date disclosures in the notes to its financial statements.

	s)	New Accounting Pronouncements

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

4.	MARKETABLE SECURITIES

As at August 31, 2015 marketable securities consist of 375,000 common shares of Cheetah Oil & Gas Ltd. obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Cheetah Oil & Gas Ltd. was $0.01 per share as at August 31, 2015 ( August 31, 2013 - $0.01).

As at August 31, 2015 marketable securities consist of 990,000 common shares of Lexaria Corp. obtained through Definitive Agreements as per Note 6. The Company classified the securities owned as held-for- trade and recorded at fair value.

The fair value of the common shares of Lexaria Corp. was $0.18 per share as at August 31, 2015.

Enertopia has sold its interest in the Burlington project and therefore this agreement has been terminated as at June 11, 2015. The 500,000 common shares of Lexaria Corp. are being returned back to treasury and cancelled. As at August 31, 2015, the Company reversed out total amount of $200,000 with respect to 500,000 restricted common shares from marketable securities and deferred revenue. Also see Note 6 (d). Given that the MMPR license was not received within 24 months of the date of this agreement, and shares were cancelled and returned to treasury. Restricted shares are not within the scope of ASC 320-10 and are therefore accounted for at cost less other than temporally impairment if the restriction does not terminated within one year. No other than temporally impairment incurred as at August 31, 2015.

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

Pro Eco Energy USA Ltd.

During the year ended August 31, 2008, the Company purchased 900,000 shares in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) for $45,000. During the year ended August 31, 2014, the Company sold its investment in Pro Eco Energy to Western Standard Energy Corp. for $40,000. During the year ended August 31, 2015, 600,000 shares of Pro Eco Energy was returned to the Company and the receivable from Western Standard Energy Corp. was settled. As at August 31, 2015 the Company owns 600,000 common shares of Pro Eco Energy, with carrying amount of $22,182, which represented 6.55% ownership. The Company has no significant influence in Pro Eco Energy.

6.	MEDICAL MARIJUANA ASSETS

(a)

The Company has entered into a Joint Venture Agreement (the “WOM Agreement”) on January 16, 2014 with World of Marijuana Productions Ltd. (“WOM”) where the Company can acquire up to 51% of the Joint Venture business ownership interest. WOM is expected to acquire a licence issued by Health Canada (the "Licence") to allow for WOM to operate a business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana (the “WOM Business”) which shall be located at 33420 Cardinal Street, Mission, British Columbia (the "Premises"). Both parties entered into a non-binding Letter Of Intent dated for reference the 1st day of November, 2013 (the "LOI") which shall be superseded by the WOM Agreement. Both parties entered into the WOM Agreement which set out the terms and conditions in which the Company may acquire up to a 51% ownership interest in the Joint Venture WOM Business. The Effective Date" means the first business day following the day on which WOM has received the final and duly issued Licence from Health Canada and has notified Enertopia of such receipt. The execution date (the “Execution Date”) is upon signing of this WOM Agreement.

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

The parties did not form a separate legal entity as part of the GCL Agreement; therefore, the Company accounts for the GCL Agreement as a collaborative arrangement in accordance with applicable accounting guidance. During the fourth quarter of 2015, the Company cancelled 6,400,000 restricted common shares issued to GCL, whereby Enertopia Corp. and the Green Canvas Ltd. mutually agreed to cancel the Joint Venture Agreement and the 6,400,000 restricted common shares of Enertopia Corp. held in escrow have been returned and cancelled. As at August 31, 2015, the Company recorded an additional paid in capital of $576,000 related to the cancellation of the shares and termination of the GCL agreement.

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

On June 26, 2015, the Company and Lexaria entered a Definitive agreement to sell the Joint Venture and the Company’s wholly owned subsidiary, Thor Pharma Corp along with the MMPR application number 10MMPR0610. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, the Company and Lexaria received a non-refundable $10,000 deposit and are entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. These monies would be split equally with Lexaria Corp. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the potential grant of a production license for the Burlington facility.

As a result of the sale of the joint venture, 500,000 restricted and escrowed common shares of Lexaria issued to our Company at a deemed price of $0.40 was returned to treasury and cancelled.

As at August 31, 2015, the Company recorded $13,326 in expenses relating to the joint venture agreement. As at August 31, 2015 the agreement has been terminated.

7.	INVENTORY

During the year ended August 31, 2015, the Company launched a new product line V-Love TM. As at August 31, 2015, the Company has inventory of $37,066 relating to V-Love TM products. Net sales since May 31, 2015 to August 31, 2015 were $8,632 with $3,795 in cost of goods sold and $8,459 in research and development costs.

8.	RELATED PARTIES TRANSACTION

For the year ended August 31, 2015, the Company was party to the following related party transactions:

•	Paid /accrued $78,000 (August 31, 2014: $69,000) to the President of the Company in consulting fees.
•	Paid/accrued $90,000CAD (August 31, 2013: $78,000CAD) in consulting fees to a company controlled by the CFO of the Company.
•	$76,288 was payable to the President and a company controlled by a CFO of the Company.
•	Incurred share based compensation expenses of $137,481 in relation to stock options issued to President, CFO and directors (August 31, 2014: $nil).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

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

On June 11, 2015, The Green Canvas Limited is to return 6,400,000 restricted common shares of Enertopia held in escrow are to be returned to treasury and cancelled.

As at August 31, 2015, the Company had 71,508,460 shares issued and outstanding.

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

On November 18, 2014, the Company granted 100,000 stock options to consultant of the Company with an exercise price of $0.10 vested immediately, expiring November 18, 2019.

For the year ended August 31, 2015, the Company recorded $177,595 (August 31, 2014 – $673,886) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the years ended August 31, 2015 and 2014 are presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2014	3,655,000	$0.30
Cancelled	(1,200,000)	0.10 – 0.86
Expired	(700,000)	0.10
Granted	2,200,000	0.10
Balance, August 31, 2015	3,955,000	$0.20

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2015	August 31, 2014
Expected volatility	216%-219%	204%-219%
Risk-free interest rate	1.63%-1.79%	1.33%-1.79%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.06-$0.07	$0.05-$0.69

The Company has the following options outstanding and exercisable.

August 31, 2015		Options outstanding		Options exercisable
		Remaining		Number
	Number	contractual	Exercise	of shares	Exercise
Exercise prices	of shares	life	price	exercisable	Price
$0.10	100,000	4.22 years	$0.10	100,000	$0.10
$0.10	1,600,000	4.18 years	$0.10	1,600,000	$0.10
$0.50	50,000	3.60 years	$0.50	50,000	$0.50
$0.70	500,000	3.57 years	$0.70	500,000	$0.70
$0.35	50,000	3.43 years	$0.35	50,000	$0.35
$0.16	250,000	3.37 years	$0.16	250,000	$0.16
$0.06	550,000	3.18 years	$0.06	550,000	$0.06
$0.15	555,000	0.45 years	$0.15	555,000	$0.15
$0.15	150,000	0.52 years	$0.15	150,000	$0.15
$0.20	100,000	0.19 years	$0.20	100,000*	$0.20
$0.25	50,000	0.75 years	$0.25	50,000	$0.25

	3,955,000	3.09 years	$0.20	3,955,000	$0.20

* These options expired without exercising subsequent to yearend.

August 31, 2014		Options outstanding		Options exercisable
		Remaining		Number
	Number	contractual	Exercise	of shares	Exercise
Exercise prices	of shares	life	price	exercisable	Price
$0.50	50,000	4.60 years	$0.50	50,000	$0.50
$0.72	100,000	4.59 years	$0.72	100,000	$0.72
$0.86	200,000	4.58 years	$0.86	200,000	$0.86
$0.70	500,000	4.57 years	$0.70	250,000	$0.70
$0.68	200,000	4.53 years	$0.68	100,000	$0.68
$0.35	50,000	4.43 years	$0.35	50,000	$0.35
$0.16	250,000	4.37 years	$0.16	250,000	$0.16
$0.075	50,000	4.34 years	$0.075	50,000	$0.075
$0.06	550,000	4.18 years	$0.06	550,000	$0.06
$0.10	300,000	0.14 years	$0.10	300,000	$0.10
$0.10	400,000	0.33 years	$0.10	400,000	$0.10
$0.15	555,000	1.45 years	$0.15	555,000	$0.15
$0.15	150,000	1.52 years	$0.15	150,000	$0.15
$0.15	150,000	2.55 years	$0.15	150,000	$0.15
$0.20	100,000	1.19 years	$0.20	100,000	$0.20
$0.25	50,000	1.75 years	$0.25	50,000	$0.25

	3,655,000	2.85 years	$0.30	3,305,000	$0.30

Warrants

As at August 31, 2015, the Company has 15,435,085 warrants issued and outstanding. A summary of warrants as at August 31, 2015 and 2014 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2014	13,606,245	$0.14
Granted	2,424,840	0.10
Expired	(596,000)	0.20
Balance, August 31, 2015	15,435,085	$0.14

Number	Exercise	Expiry
Outstanding [1]	Price	Date

278,275	$0.20	September 28, 2015 [2]
430,670	$0.20	November 15, 2015 [2]
1,468,000	$0.10	November 26, 2016
1,438,800	$0.10	December 23, 2016
2,167,160	$0.15	January 31, 2016
7,227,340	$0.15	February 13, 2016
1,787,640	$0.10 and $0.15 after 24 months	January 30, 2018
637,200	$0.10 and $0.15 after 24 months	March 12, 2018
15,435,085

1.	Each warrant entitles a holder to purchase one common share.
2.	These warrants expired without exercising subsequent to yearend.

11.	COMMITMENTS

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

(c)

On January 13, 2014, the Company entered into a corporate development agreement with Don Shaxon. The initial term of this agreement shall begin on the date of execution of this agreement and continue for twelve months. Thereafter the agreement will continue on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services the Company will pay the Provider Don Shaxon a signing stock bonus of 250,000 common shares of the Company, one-time cash bonus of $40,000 90 days after the commencement of the contract, and a monthly fee of $3,500 plus $500 in monthly expenses. Upon execution of the Agreement, the Company also granted 250,000 stock options to Don Shaxon with respect to the corporate development agreement dated January 13, 2014. The exercise price of the stock options is $0.16, 250,000 stock options vested immediately, expiring January 13, 2019. On May 5, 2014, the Company signed an Addendum with Don Shaxon. The monthly compensation increased to $7,500 including expenses. This agreement was terminated on March 31, 2015.

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

(h)

On April 24, 2014, the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 90,000 common shares. Based on the milestones listed in the contract, Mr. Springett can be eligible to receive up to a total of 472,500 common shares of the Company. Upon expiry, the agreement was not renewed.

(i)

On July 1, 2014, the Company has entered into a one year services agreement with TDM Financial for $120,000 payable in common shares of the Company. TDM Financial will provide marketing solutions and strategies to the Company. Upon the signing of the contract with TDM Financial, the Company issued 750,000 common stock of the Company at a deemed price of $0.16 for the term of the agreement. This agreement has been completed.

(j)

On August 1, 2014, the Company signed an extension to the Letter of intent executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation (Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014, as per the terms of the extension, 118,416 common shares of the Company were issued at a deemed price of $0.19 per share. On December 12, 2014, the Company signed an extension on an amended Preliminary Lease Agreement and Extension of LOI, that was first executed on April 10, 2014 on behalf of Lexaria CanPharm Corp. - a wholly owned subsidiary of Lexaria, and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”) with Enertopia’s monthly portion being $6,992. As of August 31, 2015, the lease letter of intent was not renewed.

(k)

On August 1, 2014, the Company entered into a three month Investor Relations and Marketing Agreement with Neil Blake with a monthly fee of CAD$2,500. The agreement is extended on a month-to-month basis to CAD$1,000 per month effective July 1, 2015.

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

12.	INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory income tax rates to income tax benefit at the Company’s effective tax rates at August 31, 2015 and 2014:

	2015	2014

Income (Loss) Before Taxes	$(1,149,433)	$(4,641,006)
Statutory tax rate	34%	34%
Expected income tax (recovery)	(390,807)	(1,577,942)
Non-deductible items	60,383	1,360
Change in estimates	7,314	260,756
Change in enacted tax rate	-	222,795
Change in valuation allowance	323,110	1,093,031
Income tax expense (recovery)	$-	$-

Deferred taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at August 31, 2015 and 2014 are comprised of the following:

	2015	2014

Net operating loss carry forwards	$3,704,394	$3,240,330
Marketable securities	(19,788)	-
Short Term Loan	(17,000)	(17,000)
Capital loss carry forwards	8,313	-
	3,675,919	3,223,330
Valuation Allowance	3,675,919	3,223,330
Deferred Tax Assets (Liabilities)	$-	$-

The Company has net operating loss carry forwards of approximately $10,319,275 which may be carried forward to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years:

Expiry	Enertopia
2025	83,396
2026	-
2027	615,341
2028	350,002
2029	113,828
2030	3,073,726
2031	-
2032	611,284
2033	379,241
2034	4,641,005
2035	1,027,452
Total	10,895,275

13.	COMPARATIVE FIGURES

Certain 2014 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2015.

14.	SUBSEQUENT EVENTS

On October 23, 2015, 1,850,000 were granted to directors, executives and consultants of the Company with an exercise price of $0.05, vesting immediately and expiring October 23, 2020.

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

As of August 31, 2015, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2015, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President and Director	55	November 2007 April 14, 2008
John Thomas	Director	68	March 19, 2012, Resigned February 6, 2015
Donald Findlay	Director	69	June 2, 2011 Resigned October 23, 2015
Mathew Chadwick	Director	38	March 10, 2014 Resigned October 16, 2014
Kevin Brown	Director	53	October 23, 2015
Bal Bhullar	Chief Financial Officer and Director	46	October 9, 2009, February 6, 2015

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

John Thomas, Past Director

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

Kevin Brown, Director

With an investment and business background, Mr. Kevin Brown leads his organization: Character Counts Coaching and Consulting. Mr. Brown works with business owners and executives in creating unity and strategy and overcoming the roadblocks towards achieving short and long term goals. Currently, Mr. Brown is an asset to many organizations, being directly involved in mediation, negotiations, and consulting leaders and their teams in developing strategy and execution.

Donald Findlay, Director resigned October 23, 2015

Mr. Don Findlay has worked in the resource exploration business since 1980. He has worked in different capacities from consultant to the positions of Senior Exploration Geologist and Exploration Manager. Mr. Findlay completed his MSc in geology in 1978 with his thesis on copper molybdenum porphyry deposits.

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

Mr. Chadwick has consulted in cultivation, and managed large-scale production of medical marijuana. A participant of the MMAR program since 2004, he has researched growing techniques such as; drip irrigation, ebb and flow, flood and drain, NFT and DWC systems, soilless and coco mediums. Through research and development he implemented and managed practices using advanced methods to achieve superior quality products and maximum yields. Mr. Chadwick also has a long standing career in real estate sales, over the years earning awards for top 10% producing realtor in Greater Vancouver Real Estate Board. Mr. Chadwick resigned on October 16, 2014

Bal Bhullar, Chief Financial Officer and Director

Ms. Bhullar brings over 23 years of diversified financial and risk management experience in both private and public companies, in the industries of high-tech, film, mining, marine, oil & gas, energy, transport, and health and wellness industries. Among some of the areas of experience, Ms. Bhullar brings expertise in financial & strategic planning, operational & risk management, regulatory compliance reporting, business expansion, startup operations, financial modeling, program development, corporate financing, and corporate governance/internal controls. Previously, Ms. Bhullar has held various positions as President of BC Risk Management Association of BC, and served as Director and CFO of private and public companies. Currently, Ms. Bhullar served as a former Director and CFO for Bare Elegance Medspa, a former CFO for ISEE3D Inc., and is CFO and a Director of Lexaria Corp.

Ms. Bhullar is a Chartered Professional Accountant, Certified General Accountant and as well holds a CRM designation from Simon Fraser University and a diploma in Financial Management from British Columbia Institute of Technology.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2015. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2014 and 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert McAllister(1) President and Director	2015 2014	$78,000 $72,450	Nil Nil	Nil Nil	Nil Nil	$34,370 $12,200	Nil Nil	Nil Nil	$112,370 $84,756
John Thomas Director resigned February 6, 2015	2015 2014	Nil $6,400	Nil Nil	Nil Nil	Nil Nil	Nil $2,440	Nil Nil	Nil Nil	Nil $8,861
Donald Findlay Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$34,370 $2,440	Nil Nil	Nil Nil	$34,370 $2,440
Greg Dawson Director resigned March 10, 2014	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $2,440	Nil Nil	Nil Nil	Nil $2,440
Mathew Chadwick Director resigned Oct. 16, 2014	2015 2014	Nil $125,00 0	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $125,000

Bal Bhullar(2) Chief Financial Officer and Director	2015 2014	$75,049 $75,683	Nil Nil	Nil Nil	Nil Nil	$34,370 $12,200	Nil Nil	Nil Nil	$109,419 $87,989

(1)  On November 30, 2007, Mr. McAllister was appointed as our President and on April 14, 2008 he was appointed as a director. Salary for Mr. McAllister was partially accrued for 2015 and partially for 2014.
(2)  On February 6, 2015, Ms. Bhullar was appointed as a director. Consulting fees for the CFO were partially accrued for 2015 and partially for 2014.

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

On January 13, 2014, the Company entered into a corporate development agreement with Don Shaxon. The initial term of this agreement shall begin on the date of execution of this agreement and continue for twelve months. Thereafter the agreement will continue on a month-by-month basis pending cancelation by written notification with 30 days notice. In consideration for the services the Company will pay the Provider Don Shaxon a signing stock bonus of 250,000 common shares of the Company, one-time cash bonus of $40,000 90 days after the commencement of the contract, and a monthly fee of $3,500 plus $500 in monthly expenses. Upon execution of the Agreement, the Company also granted 250,000 stock options. to Don Shaxon with respect to the corporate development agreement dated January 13, 2014. The exercise price of the stock options is $0.16, 250,000 stock options vested immediately, expiring January 13, 2019. This contract was terminated.

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

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert McAllister	250,000 255,000 500,000			$0.06 $0.15 $0.10	2018/11/05 2016/02/14 2019/11/03
Donald Findlay	50,000 150,000 50,000 500,000			$0.06 $0.15 $0.25 $0.10	2018/11/05 2016/03/10 2016/06/02 2019/11/03

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Bal Bhullar	250,000 300,000 500,000			$0.06 $0.15 $0.10	2018/11/05 2016/02/14 2019/11/03

Option Exercises

During our fiscal year ended August 31, 2015 there were no stock options exercised.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 19, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert McAllister Kelowna, British Columbia, Canada	4,415,000(2)	4.87%
Bal Bhullar Vancouver, British Columbia, Canada	1,351,000(3)	1.49%
Donald Findlay Calgary, Alberta, Canada	4,152,000(4)	4.58%
Directors and Executive Officers as a Group (5 people)	9,918,000	10.95%
Total	9,918,000	10.95%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 19, 2015. As of November 19, 2015, there were 71,508,460 shares of our company’s common stock issued and outstanding.

(2)	Includes:

1.	500,000 options which are exercisable at $0.10 into common shares;
2.	255,000 options which are exercisable at $0.15 into common shares;
3.	250,000 options which are exercisable at $0.06 into common shares; and
4.
.	3,410,000 common shares.

(3)	Includes:

1.	500,000 options which are exercisable at $0.10 into common shares;
2.	300,000 options which are exercisable at $0.15 into common shares;
3.	250,000 options which are exercisable at $0.06 into common shares;
4.	100,000 warrants which are exercisable at $0.15 into common shares; and
5.	201,000 commons shares.

(4)	Includes:

1.	150,000 options which are exercisable at $0.15 into common shares;
2.	50,000 options which are exercisable at $0.25 into common shares;
3.	50,000 options which are exercisable at $0.06 into common shares;
4.	500,000 options which are exercisable at $0.10 into common shares;

5.	1,700,000 warrants which are exercisable at $0.10 common shares; and
6..	1,702,000 common shares.

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

For the year ended August 31, 2015, the Company was party to the following related party transactions:

•	Paid /accrued $78,000 (August 31, 2014: $69,000) to the President of the Company in consulting fees.
•	Paid/accrued $90,000CAD (August 31, 2013: $78,000CAD) in consulting fees to a company controlled by the CFO of the Company.
•	$76,288 was payable to the President and a company controlled by a CFO of the Company.
•	Incurred share based compensation expenses of $137,481 in relation to stock options issued to key management personnel (August 31, 2014: $nil).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

Director Independence

We currently act with three (3) directors, consisting of Robert McAllister, Donald Findlay, and Bal Bhullar. We have determined that Donald Findlay is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2015 and for fiscal year ended August 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2015	August 31, 2014
Audit Fees	33,645	18,832
Audit Related Fees	16,505	19,377
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	50,150	38,209

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by MNP LLP for fiscal year ended August 31, 2015.

Audit related Fees. There were $33,645 audit related fees paid to MNP LLP for the fiscal year ended August 31, 2015 and $19,377 for the fiscal year ended August 31, 2014.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2015 and August 31, 2014, we did not use MNP LLP for non-audit professional services or preparation of corporate tax returns.

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

•	approved by our audit committee (which consists of our entire board of directors); or
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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
No.

3.1	Articles of Incorporation dated November 24, 2004 (incorporated by reference on our Registration Statement on Form SB-2 filed January 9, 2006)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2/A filed March 6, 2006)

10.1	Mining Lease between Nevada North Resources (U.S.A.), Inc. and Miranda U.S.A. Inc. (incorporated by reference to our Registration Statement on Form SB-2 filed January 9, 2006)

10.2	Exploration Agreement with Options for Joint Venture between our company and Miranda U.S.A. Inc. (incorporated by reference to our Registration Statement on Form SB-2 filed January 9, 2006)

10.3	Amended Exploration Agreement between our company and Miranda U.S.A. Inc. (incorporated by reference to our Registration Statement on Form SB-2 filed January 9, 2006)

10.4	Consulting Agreement between our company and KGE Management Ltd. (incorporated by reference to our Registration Statement on Form SB-2 filed January 9, 2006)

10.5	Assignment Agreement with 0743608 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed March 19, 2007)

10.6	Consulting Agreement with Mr. Robert McAllister dated December 1, 2008 (incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K filed December 6, 2013)

10.7	Joint Venture Agreement with The Green Canvas Ltd. dated February 28, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 28, 2014).

10.8	Definitive Joint Venture Agreement dated May 28, 2014 with Lexaria (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 29, 2014).

10.9	Form of Stock Option Agreement dated November 18, 2014 ((incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 18, 2014)

10.10	Form of Stock Option Agreement dated November 3, 2014 ((incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 4, 2014)

10.11	Termination and Settlement Agreement dated October 14, 2014 with 0786521 B.C. Ltd (formerly World of Marihuana Productions Ltd.) and Mathew Chadwick (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 20, 2014)

10.12	Form of Subscription Agreement for Private Placement closed on January 30, 2015 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 30, 2015)

10.13	Form of Warrant Agreement dated January 30, 2015 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 30, 2015)

10.14	Form of Subscription Agreement for Private Placement closed on March 12, 2015 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 12, 2015)

10.15	Form of Warrant Agreement dated March 12, 2015 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 12, 2015) Share Purchase Agreement dated June 24, 2015 with Shaxon Enterprises Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 26, 2015)

10.16	Joint Agreement and Mutual Release dated June 11, 2015 with Green Canvas Ltd. and Tim Selenski (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed June 2, 2015)

10.17	Joint Venture Extension Agreement dated April 29, 2015 with The Green Canvas Ltd. and Tim Selenski (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 1, 2015)

14.1	Code of Ethics (incorporated by reference by from our annual report on Form 10-KSB filed on November 29, 2007).

31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).

31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERTOPIA CORP.

By:	/s/ Robert McAllister
Robert McAllister
President and Director

Principal Executive Officer
Date: November 23, 2015.

By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 23, 2015.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 23, 2015.

By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 23, 2015.