Form 10-Q
period 2015-11-30
Enertopia Corp.
filed 2016-01-06
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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
71,508,460 common shares issued and outstanding as of November 30, 2015

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the three months period ended November 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
CONDENSED BALANCE SHEETS (unaudited)
(Expressed in U.S. Dollars)

	November 30	August 31
	2015	2015

ASSETS

Current
Cash and cash equivalents	$46,500	$84,157
Marketable securities (Note 4)	161,050	181,950
Accounts receivable	27,212	23,653
Prepaid expenses and deposit	5,281	15,832
Inventory (Note 6)	32,645	38,335
Total current assets	272,688	343,927

Non-Current
Long term investments - GSWPS (Note 5)	1	1
Other long term investments (Note 5)	22,182	22,182
Total Assets	$294,871	$366,110

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$249,262	$208,749
Deferred revenues	30,000	40,000
Due to related parties (Note 7)	88,288	76,288
Total Current Liabilities	367,550	325,037
	-	-
	367,550	325,037
STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 71,508,460 common shares at November 30, 2015 and August 31,2015: 71,508,460	71,508	71,508
Additional paid-in capital	11,920,797	11,884,661
Shares to be returned	-	-
Deficit accumulated during the exploration stage	(12,064,984)	(11,915,096)
Total Stockholders' Equity	(72,679)	41,073
Total Liabilities and Stockholders' Equity	$294,871	$366,110

The accompanying notes are an integral part of these condensed financial statements
F1

ENERTOPIA CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
(Expressed in U.S. Dollars)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING	TOTAL
			PAID-IN	TO BE	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ISSUED	STAGE	EQUITY

Balance, August 31, 2014	90,870,747	90,871	14,070,611	(1,713,145)	(10,765,663)	1,682,673

WOM JV Termination, shares back to Treasury	(15,127,287)	(15,127)	(1,667,418)	1,682,545	-	-

Shares returned for contract cancellation C. Hornung	(90,000)	(90)	(30,510)	30,600	-	-

Stock based compensation			177,596	-	-	177,596

Shares issued for PP on January 30	1,665,000	1,665	70,400	-	-	72,065

Shares issued for PP on March 12	590,000	590	25,582	-	-	26,172

Shares to be returned for JV termination	(6,400,000)	(6,400)	(761,600)	-	-	(768,000)

Comprehensive income (loss): (Loss) for the year	-	-	-	-	(1,149,433)	(1,149,433)

Balance, August 31, 2015	71,508,460	71,508	11,884,661	-	(11,915,096)	41,073

Stock Based Compensation	-	-	36,136	-	-	36,136

Comprehensive income (loss): (Loss) for the period	-	-	-	-	(149,888)	(149,888)

Balance, November 30, 2015	71,508,460	71,508	11,920,797	-	(12,064,984)	(72,679)

The accompanying notes are an integral part of these condensed financial statements

Enertopia Corp.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)
(Expressed in U.S. Dollars)

	Quarter Ended
	November 30	November 30
	2015	2014

Revenue
Net sales	$11,810	$-

Cost of product sales	6,016	-

Gross profit	5,794	-

Expenses
Accounting and audit	40,000	35,416
Sales & Marketing	1,780	-
Advertising & Promotions	10,561	48,749
Bank charges and interest expense	1,987	393
Consulting/Stock Based Compensation	90,881	398,197
Fees and dues	9,298	8,752
Insurance	4,433	2,049
Investor relations	5,005	6,735
Legal and professional	21,698	23,521
Office and miscellaneous	(1,804)	6,217
Research and development	3,148	-
Rent	6,148	24,095
Telephone	530	789
Training & Conferences	666	-
Travel	737	2,629

Total expenses	195,068	557,542

(Loss) for the period before other items	(189,274)	(557,542)

Other income (expense)
Other income	10,000	10,000
Gain (loss) on marketable securities	29,386	-
Impairment of long term investments	-	(30,000)
MMJ license expenses	-	(384,000)
	39,386	(404,000)

Net loss and comprehensive loss for the period	$(149,888)	$(961,542)

Basic and diluted (loss) per share	$(0.00)	$(0.01)
Weighted average number of common shares
outstanding - basic and diluted	71,508,460	80,906,329

The accompanying notes are an integral part of these condensed financial statements

ENERTOPIA CORP.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	Quarter Ended
	November 30	November 30
	2015	2014
Cash flows used in operating activities

Net (loss)	$(149,888)	$(961,542)

Changes to reconcile net loss to net cash used in operating activities
Consulting - stock based compensation	36,136	177,595
MMJ expenses	-	384,000
Gain on marketable securities	(29,386)	-
Impairment of long term investments	-	30,000
Other non-cash activities	-	(10,000)
Change in non-cash working capital items:
Accounts receivable	(3,559)	(7,678)
Prepaid expenses and deposit	10,551	103,542
Inventory	5,689	-
Deferred charges	(10,000)	-
Accounts payable and accrued liabilities	40,513	16,110
Due to related parties	12,000	-
Net cash (used in) operating activities	(87,944)	(267,973)

Cash flows from investing activities
Proceeds from disposal of marketable securities	50,287	-
Net cash from investing activities	50,287	-

(Decrease) in cash and cash equivalents	(37,657)	(267,973)
Cash and cash equivalents, beginning of period	84,157	888,122
Cash and cash equivalents, end of period	$46,500	$620,149

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed financial statements

ENRTOPIA CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
November 30, 2015
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited condensed financial statements for the period ended November 30, 2015 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed financial statements should be read in conjunction with the August 31, 2015 audited annual financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company was an independent natural resource company engaged in the exploration, development and acquisition of natural resources in the United States and Canada. In the fiscal year 2010, the Company shifted its strategic plan from its non-renewal energy operations to its planned renewal energy operations and natural resource acquisition and development. In late summer of 2013, the Company added another business sector in its entrance to alternative health and wellness and is considered a development stage company. The Company has offices in Vancouver and Kelowna, B.C., Canada.

Effective September 25, 2009, the Company effected one (1) for two (2) share consolidation of our authorized and issued and outstanding common stock.

On February 8, 2010, the Company changed its name from Golden Aria Corp. to Enertopia Corp.

On February 22, 2010, the Company increased its authorized share capital to 200,000,000 common shares.

2.	GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $149,888 for the three months ended November 30, 2015 [net loss of $961,542 for the three months ended November 30, 2014] and as at November 30, 2015 has incurred cumulative losses of $12,064,984 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company’s shareholders, and ultimately to obtain successful operations. There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. There is significant uncertainty as to whether we can obtain additional financing. These unaudited condensed financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited condensed financial statements.

3.	SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2015.

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

b)	Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments, and assumptions, including those related to revenue recognition, inventory valuation, and stock based compensation (expense and liability). Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results could differ from those estimates and assumptions.

b)	Recently Adopted Accounting Pronouncements

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

c)	New Accounting Pronouncements

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

As at November 30, 2015 marketable securities consist of 375,000 common shares of Cheetah Oil & Gas Ltd. obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Cheetah Oil & Gas Ltd. was $0.01 per share as at November 30, 2015 (August 31, 2015 - $0.01) .

As at November 30, 2015 marketable securities consist of 715,000 common shares of Lexaria Corp. obtained through Definitive Agreements as per Note 6. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Lexaria Corp. was $0.22 per share as at November 30, 2015.

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

Pro Eco Energy USA Ltd.

During the year ended August 31, 2008, the Company purchased 900,000 shares in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) for $45,000. During the year ended August 31, 2014, the Company sold its investment in Pro Eco Energy to Western Standard Energy Corp. for $40,000. During the year ended August 31, 2015, 600,000 shares of Pro Eco Energy was returned to the Company and the receivable from Western Standard Energy Corp. was settled. As at November 30, 2015 the Company owns 600,000 common shares of Pro Eco Energy, with carrying amount of $22,182, which represented 6.55% ownership. The Company has no significant influence in Pro Eco Energy.

6.	INVENTORY

During the fiscal year August 31, 2015, the Company launched a new product line V-Love TM. As at November 30, 2015, the Company had inventory of $32,645 (August 31, 2015: $37,066) relating to V-Love TM products. Net sales for the quarter ended November 30, 2015 were $11,810 (November 30, 2014: $nil) with $6,017 (November 30, 2014: $nil) in cost of goods sold and $3,148 (November 30, 2014: $nil) in research and development costs. During the quarter ended November 30, 2015, the Company also filed a provisional patent for V-Love TM in the United States.

7.	RELATED PARTIES TRANSACTION

For the three months ended November 30, 2015, the Company was party to the following related party transactions:

•	Paid/accrued $19,500 (November 30, 2014: $19,500) to the President of the Company in consulting fees.
•	Paid/accrued $22,500CAD (November 30, 2014: $22,500CAD) in consulting fees to a company controlled by the CFO of the Company.
•	$88,288 (August 31, 2015: $76,288) was payable to the President and a company controlled by a CFO of the Company.
•	Incurred share based compensation expenses of $23,433 in relation to stock options issued to key management personnel (November 30, 2014: $nil).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

8.	COMMON STOCK

As at November 30, 2015 and August 31, 2014, the Company had 71,508,460 shares issued and outstanding.

9.	STOCK OPTIONS AND WARRANTS

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

On October 23, 2015, the Company granted 1,850,000 stock options to directors, officers and consultant of the Company with an exercise price of $0.05 vested immediately, expiring October 23, 2020.

For the three months ended November 30, 2015, the Company recorded $36,136 (November 30, 2014 – $177,595) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the three months ended November 30, 2015 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2015	3,955,000	$0.20
Cancelled	(800,000)	0.16-0.70
Expired	(100,000)	0.10
Granted	1,850,000	0.05
Balance, November 30, 2015	4,905,000	$0.09

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	November 30, 2015	August 31, 2015
Expected volatility	216%	216%-219%
Risk-free interest rate	1.43%	1.63%-1.79%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.05	$0.05-$0.07

The Company has the following options outstanding and exercisable.

November 30, 2015	Options outstanding			Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.05	1,850,000	4.90 years	$0.05	1,850,000	$0.05
$0.10	100,000	3.97 years	$0.10	100,000	$0.10
$0.10	1,600,000	3.93 years	$0.10	1,600,000	$0.10
$0.50	50,000	3.35 years	$0.50	50,000	$0.50
$0.06	550,000	2.93 years	$0.06	550,000	$0.06
$0.15	555,000	0.20 years	$0.15	555,000	$0.15
$0.15	150,000	0.27 years	$0.15	150,000	$0.15
$0.25	50,000	0.50 years	$0.25	50,000	$0.25

	4,905,000	3.61 years	$0.09	4,905,000	$0.09

August 31, 2015	Options outstanding			Options exercisable
		Remaining		Number
	Number	contractual	Exercise	of shares	Exercise
Exercise prices	of shares	life	price	exercisable	Price
$0.10	100,000	4.22 years	$0.10	100,000	$0.10
$0.10	1,600,000	4.18 years	$0.10	1,600,000	$0.10
$0.50	50,000	3.60 years	$0.50	50,000	$0.50
$0.70	500,000	3.57 years	$0.70	500,000	$0.70
$0.35	50,000	3.43 years	$0.35	50,000	$0.35
$0.16	250,000	3.37 years	$0.16	250,000	$0.16
$0.06	550,000	3.18 years	$0.06	550,000	$0.06
$0.15	555,000	0.45 years	$0.15	555,000	$0.15
$0.15	150,000	0.52 years	$0.15	150,000	$0.15
$0.20	100,000	0.19 years	$0.20	100,000*	$0.20
$0.25	50,000	0.75 years	$0.25	50,000	$0.25

	3,955,000	3.09 years	$0.20	3,955,000	$0.20

Warrants

A summary of warrants as at November 30, 2015 and August 31, 2015 is as follows:

	Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2015	15,435,085	$0.14
Expired	(708,945)	0.20
Balance, May 31, 2015	14,726,140	$0.13

Number	Exercise	Expiry
Outstanding [1]	Price	Date

1,468,000	$0.10	November 26, 2016
1,438,800	$0.10	December 23, 2016
2,167,160	$0.15	January 31, 2016
7,227,340	$0.15	February 13, 2016
1,787,640	$0.10 and $0.15 after 24 months	January 30, 2018
637,200	$0.10 and $0.15 after 24 months	March 12, 2018
14,726,140

1.	Each warrant entitles a holder to purchase one common share.

10.	COMMITMENTS – OTHER

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

(c)	On February 9, 2015, the Company entered into a one year contract with Maureen McGrath/McGrath Group as Lead Medical Strategist, with a monthly fee of CAD$3,000 plus GST.

11.	SUBSEQUENT EVENTS

On December 16, 2015, the Company submitted to the CSE the Form 13 for extending two classes of warrants by two years with all other terms and conditions remaining the same. The Company approved the expiry extension from January 31, 2016 till January 31, 2018 on 2,167,160 warrants that remain outstanding from the non-brokered private placement that closed on January 31, 2014. The Company approved the expiry extension from February 13, 2016 till February 13, 2018 on 7,227,340 warrants that remain outstanding from the non-brokered private placement that closed on February 13, 2014.

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

Our unaudited condensed financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited condensed financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

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

The Company is actively pursuing business opportunities in the alternative health and wellness sector. In February, 2015 we announced the launch of a new product line, V-Love TM personal lubricant and desire gel designed for women. We are now engaged in the manufacture, and sale of V-Love TM, which is available for purchase online and at select retailers in Canada.

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

On March 11, 2014, as per the terms of the Joint Venture Agreement dated January 16, 2014 with World of Marijuana Productions Ltd. (“WOM”), our company made a payment of $200,000 and issued 1,000,000 common shares at a price of $0.60 per share to 0984329 B.C. LTD. As a result our company acquired 31% of the Joint Venture business interest. We subsequently relinquished the 31% interest pursuant to the Termination and Settlement Agreement with WOM and Mathew Chadwick dated October 14, 2014. WOM returned for cancellation 15,127,287 previously issued shares of our common stock in consideration for our 31% interest.

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

On June 9, 2014, Pursuant to our 12 month marketing agreement with Agoracom dated February 27, 2014, we made a second quarter payment to Agoracom of $12,500 plus GST paid by the issuance of 72,917 common shares of the Company at a market price of $0.18 per share.

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

Our Current Business

The Company is diverse in its pursuit of business opportunities in alternative health and wellness.

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

On October 26, 2015, the Company announced it has applied for patent protection of V-LoveTM with respect to claims involving lubrication, pH balance and the bioavailability of certain vitamins and minerals via absorption through the vaginal mucosal membrane.

Enertopia has filed a provisional patent application with the United States Patent and Trademark Office regarding its technology. Enertopia’s patent-pending formulations were developed in part with the goal of achieving much higher levels of lubrication, thus reducing the potential for vaginal micro tears. However, patent-pending these compositions also provide greater bioavailability of ingredients such as water based vitamins via absorption through the vaginal mucosal membrane than would otherwise be absorbed by the daily oral intake of water based vitamins. It is in the Company’s best interests to have filed the provisional patent application to protect the Company’s formulations as evidence has shown that vaginal suppositories have had greater bioavailability results than the common oral intake of water soluble vitamins. The greater the opportunity for water soluble based vitamins to replenish the body, the better the overall health as water based vitamins need to be replenished on a daily basis.

V-LoveTM is specifically balanced for a woman’s healthy vaginal pH balance of 3.8 to 4.5. While this is on the acidic side of the pH scale, it is nowhere near the acidity of the average stomach acid that has a pH of 1.5. This allows for the potential slower decay of vitamins and minerals compared to oral intake, which in turn potentially allows for greater absorption potential over time. In addition, absorption through the vaginal mucosal membrane avoids the first-pass metabolism that occurs with oral administration of water soluble vitamins (metabolism that occurs in the intestine and portal circulation of the liver before reaching systemic circulation).

V-LoveTM patent-pending formulation meets the needs of providing increased vaginal lubrication to decrease the chance of vaginal micro tears and providing water based vitamins with increased bioavailability, all under the protection of a healthy vaginal pH balance.

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

•

The Company is currently producing sexual health informational material for men and women that is being overseen by a medical professional. The Company continues to attend conferences and festivals to educate the community about sexual health and V-LoveTM . The Company continues to provide educational seminars and looking at other retail stores for V-LoveTM to be sold across Canada in the coming months.

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

Investments

We currently hold the following investment interests:

Equity Investment in Pro Eco Energy, Inc.

On April 21, 2008, we announced that we had made a $45,000 investment to acquire 8.25% of the equity of Pro Eco Energy USA Ltd., a clean tech energy company involved in designing, developing and installing solar energy solutions for commercial and residential customers. During fiscal year 2014, we entered into an agreement to sell our 8.25% ownership in Pro Eco Energy for $40,000 to Western Standard Energy Corp. (now Dominovas Energy) The purchase price was to be payable as follows: a) $10,000 on December 02, 2013; b) $10,000 on or before December 31, 2013; c) $10,000 on or before January 31, 2014; d) $10,000 on or before February 28, 2014. As at August 31, 2015, we had collected $10,000 of the $40,000 purchase price. During fiscal year August 31, 2015, we have received back 600,000 of the 900,000 Pro Eco Energy shares from Western Standard Energy Corp. and the accounts receivable has been settled upon the return of the shares.

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

Competition

There is strong competition relating to all aspects of alternative health and wellness sectors. We actively compete for capital, skilled personnel, market share, and in all other aspects of our operations with a substantial number of other organizations. These organizations include small development stage companies like our own, and large, established companies, many of which have greater technical and financial resources than our company. In the alternative health and wellness product sector, our current product, V-LoveTM, competes for shelf space and sales with the products of both niche producers and large multinational producers of cosmetics and pharmaceuticals. Any future products we may produce will face similar competition.

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

In the United States, personal lubricants such as V-LoveTM are classified as Class II medical devices, putting them in the same category as items like condoms, acupuncture needles, and powered wheelchairs. In order for class II medical devices to be sold in the United States, producers must obtain a premarket notification or 510(k) clearance, a process that requires a comprehensive round of safety testing. As at the date of this report we have not made any arrangements to obtain 510(k) clearance for the sale of V-LoveTM into the United States. We estimate that obtaining 510(k) clearance would require between $100,000 and $200,000 and approximately 24 months.

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

Results of Operations – Three Months Ended November 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2015, which are included herein.

Our operating results for the three months ended November 30, 2015, for the three months ended November 30, 2014 and the changes between those periods for the respective items are summarized as follows:

				Change Between
				Three Month Period
				Ended
	Three Months Ended		Three Months Ended	November 30, 2015 and
	November 30, 2015		November 30, 2014	November 30, 2014
Revenue (cost recovery)	$11,810	$	Nil	$11,810
Cost of Goods Sold	6,017		Nil	6,017
Other (income) expenses	(39,386)		404,000	(443,386)
General and administrative	195,068		557,542	(362,474)
Interest expense	1,987		393	1,594
Consulting fees/Stock	90,881		398,197	(307,316)
Based Compensation
Professional Fees	61,698		58,937	2,761
Net income (loss)	(149,888)		(961,542)	(811,654)

Our accumulated losses increased to $12,064,984 at November 30, 2015. Our financial statements report revenue of $11,810 for the three months ended November 30, 2015 compared to $Nil for the three month period ended November 30, 2014. Our financial statements report a net loss of $149,888 for the three-month period ended November 30, 2015, compared to a net loss of $961,542 for the three-month period ended November 30, 2014. Our net losses have decreased by $811,654 for the three month period ended November 30, 2015. Our general and administrative expenses were lower by $362,474 for November 30, 2015 compared to November 30, 2014. The decrease was largely due to lower consulting fees and stock based compensation of $90,881 for the three month period ended November 30, 2015, compared to $398,197 for November 30, 2014. These high costs in consulting and stock based compensation for November 2014 were due to MMJ consulting contracts for joint venture partnerships. The Company had also reduced costs of $9,298 for fees and dues, $5,005 for investor relations, $10,561 for advertising, $6,148 for rent, and $1,403 in travel, training and conferences for the three month period ended November 30, 2015. During the fiscal year 2015, the Company terminated Joint Venture agreements with both The Green Canvas and with Lexaria on the Burlington location. With respect to The Green Canvas, the 6,400,000 common shares were returned to treasury and cancelled.

As at November 30, 2015, we had $367,550 in current liabilities. The increase is largely due to increase in payables and amounts due to related parties. Our net cash used in operating activities for the three months ended November 30, 2015 was $37,657 compared to $267,973 used in the three months ended November 30, 2014. The decrease in cash used in operating activities was in decreased expenses due to the cease of medical marijuana business operations.

Our total liabilities as of November 30, 2015 were $367,550 as compared to total liabilities of $325,037 as of August 31, 2015.

Liquidity and Financial Condition

Working Capital

	At November 30,	At August 31,
	2015	2015
Current assets	$272,688	$343,927
Current liabilities	(367,550)	(325,037)
Working capital (deficiency)	$(94,862)	$18,890

Cash Flows

	Three Months Ended
	November 30	November 30
	2015	2014

Cash flows (used in) operating activities	$(37,657)	$(267,973)
Cash flows from (used in) financing activities	Nil	Nil
Cash flows from (used in) investing activities	Nil	Nil
Net increase (decrease) in cash during period	$(37,657)	$(267,973)

Operating Activities

Net cash used in operating activities was $37,657 in the three months ended November 30, 2015 compared with net cash used in operating activities of $267,973 in the same period in 2014. The decrease in cash used mostly results from decreased operating costs incurred in the current period from the medical marijuana business operations and alternative health and wellness.

Financing Activities

Net cash provided by financing activities was $Nil in the three months ended November 30, 2015 compared to $Nil in the same period in 2014.

Investing Activities

Net cash used in investing activities was $Nil in the three months ended November 30, 2015 compared to $Nil in the same period in 2014.

Revenue comparisons for the Quarter ended November 30, 2015 compared to the quarter ended November 30, 2014

For the three month period ended November 30, 2015, the Company had $11,810 in revenues compared to $Nil in revenues for the same three-month period in the prior year.

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

As of November 30, 2015, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Uncertain demand for alternative health and wellness sector may cause our business plan to be unprofitable.

Demand for alternative health and wellness products is dependent on a number of social, political and economic factors that are beyond the control of our company. While we believe that demand for alternative health and wellness products will continue to grow in Canada and elsewhere, we cannot guarantee sufficient market demand to support our current or future products or business. In the event that the markets for health and wellness products stagnate or contract, our business may fail.

We may not acquire market share or achieve profits due to competition in the alternative health and wellness industry

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

The decision of a potential client to undergo an environmental audit or review may be based on ethical or commercial reasons. In some instances, or with certain businesses, there may be no assurance that an environmental review will result in any cost savings or increased revenues. As such, unless the ethical consideration is also a material factor, there may be no incentive for such businesses to undertake an environmental review. Changes in consumer and commercial preferences, or trends, toward or away from environmental issues may impact on businesses” decisions to undergo environmental reviews. The alternative health and wellness sector offers many choices for individuals and their can be no assurance that the product supplied by our company and or its partners will be successful in market penetration.

General economic factors may negatively impact the market for our planned products.

The willingness of businesses to spend time and money on energy efficiency may be dependent upon general economic conditions; and any material downturn may reduce the likelihood of businesses incurring costs toward what some businesses may consider a discretionary expense item. The willingness of consumers to buy our products may be dependent upon general economic conditions and any material downturn may reduce the potential profitability of the alternative health and wellness product sector.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2015 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2015, we have incurred a net loss of $1,149,433 for the year ended August 31, 2015 (net loss $4,641,005 for the year ended August 31, 2014) and as at August 31, 2015 has incurred cumulative losses of $11,915,096 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis

Without additional financing to develop our business plan, our business may fail.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
04/01/2016

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
04/01/2016