Form 10-Q
period 2016-02-29
Enertopia Corp.
filed 2016-04-12
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
71,608,460 common shares issued and outstanding as of February 29, 2016

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the six months period ended February 29, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
CONDENSED BALANCE SHEETS (unaudited)
(Expressed in U.S. Dollars)

	February 29	August 31
	2016	2015

ASSETS
Current
Cash and cash equivalents	$38,345	$84,157
Marketable securities (Note 4)	42,990	181,950
Accounts receivable	4,755	23,653
Prepaid expenses and deposit	13,288	15,832
Inventory (Note 7)	31,539	38,335
Total current assets	130,917	343,927

Non-Current
Long term investments - GSWPS (Note 5)	1	1
Other Long term investments (Note 5)	22,182	22,182
Total Assets	$153,100	$366,110

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$249,788	$208,749
Deferred Revenues	20,000	40,000
Due to related parties (Note 8)	108,098	76,288
Total Current Liabilities	377,886	325,037

STOCKHOLDERS' EQUITY

Share capital Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 71,608,460 common shares at February 29, 2016 and August 31,2015: 71,508,460	71,608	71,508
Additional paid-in capital	11,922,668	11,884,661
Shares to be returned	-	-
Accumulated deficit	(12,219,062)	(11,915,096)
Total Stockholders' Equity	(224,786)	41,073
Total Liabilities and Stockholders' Equity	$153,100	$366,110

The accompanying notes are an integral part of these condensed financial statements

F1

ENERTOPIA CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL	STOCK		TOTAL
			PAID-IN	TO BE	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	RETURNED	DEFICIT	EQUITY

Balance, August 31, 2014	90,870,747	90,871	14,070,611	(1,713,145)	(10,765,663)	1,682,673

WOM JV Termination, shares back to Treasury	(15,127,287)	(15,127)	(1,667,418)	1,682,545	-	-

Shares returned for contract cancellation C. Hornung	(90,000)	(90)	(30,510)	30,600	-	-

Stock based compensation	-	-	177,596	-	-	177,596

Shares issued for PP on January 30	1,665,000	1,665	70,400	-	-	72,065

Shares issued for PP on March 12	590,000	590	25,582	-	-	26,172

Shares to be returned for JV termination	(6,400,000)	(6,400)	(761,600)	-	-	(768,000)

Comprehensive income (loss): (Loss) for the year	-	-	-	-	(1,149,433)	(1,149,433)

Balance, August 31, 2015	71,508,460	71,508	11,884,661	-	(11,915,096)	41,073

Stock Based Compensation	-	-	37,107	-	-	37,107

Stock issued for Consulting Agreement	100,000	100	900	-	-	1,000

Comprehensive income (loss): (Loss) for the period	-	-	-	-	(303,966)	(303,966)

Balance, February 29, 2016	71,608,460	71,608	11,922,668	-	(12,219,062)	(224,786)

The accompanying notes are an integral part of these condensed financial statements

Enertopia Corp.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 29	February 28	February 29	February 28
	2016	2015	2016	2015
Revenue
Net Sales	$2,204	-	$14,014	-

Cost of Product Sales	1,499	-	7,515	-
			-
Gross Profit	705	-	6,499	-

Expenses
Accounting and audit	(12,039)	5,212	27,961	40,628
Sales & Marketing	21	183	1,801	183
Advertising & Promotions	10,002	83,060	20,563	131,810
Bank charges and interest expense	2,629	771	4,616	1,164
Consulting/Stock Based Compensation	50,605	193,358	141,486	591,555
Fees and dues	12,952	15,902	22,250	24,654
Insurance	4,428	1,826	8,861	3,875
Investor relations	1,363	11,738	6,368	18,473
Legal and professional	4,083	5,444	25,781	28,965
Office and miscellaneous	7,746	1,487	5,942	7,704
Research and Development	1,460	5,364	4,608	5,364
Rent	5,324	21,257	11,472	45,352
Telephone	815	1,056	1,345	1,845
Training & Conferences	-	394	666	394
Travel	959	3,059	1,696	5,688

Total expenses	90,348	350,111	285,416	907,654

(Loss) for the period before other items	(89,643)	(350,111)	(278,917)	(907,654)

Other income (expense)
Other income	10,000	10,000	20,000	20,000
MMJ license expenses	-	-	-	(384,000)
Gain and Loss on marketable securities	(74,435)	-	(45,049)	(30,000)

Net loss and comprehensive loss for the period	$(154,078)	$(340,111)	$(303,966)	$(1,301,654)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted	71,536,238	75,921,710	71,522,272	79,546,951

The accompanying notes are an integral part of these condensed financial statements

ENERTOPIA CORP.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	Six Months Ended
	February 29	February 28
	2016	2015

Cash flows used in operating activities
Net (loss)	$(303,966)	$(1,301,654)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	37,107	177,596
Shares issued for service	1,000	-
MMJ expenses	-	384,000
Loss on marketable securities	45,049	30,000
Change in non-cash working capital items:
Accounts receivable	18,898	(15,670)
Prepaid expenses and deposit	2,544	128,884
Inventory	6,796	-
Deferred revenue	(20,000)	(20,000)
Accounts payable	41,039	7,098
Due to related parties	31,810	-
Net cash (used in) operating activities	(139,723)	(609,746)

Cash flows from (used in) investing activities
Proceeds from sale of marketable securities	93,911	-
Net cash from investing activities	93,911	-

Cash flows from financing activities
Net proceeds from subscriptions received	-	92,392
Net cash from financing activities	-	92,392

Increase (Decrease) in cash and cash equivalents	(45,812)	(517,354)
Cash and cash equivalents, beginning of period	84,157	888,122
Cash and cash equivalents, end of period	$38,345	$370,768

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed financial statements

ENRTOPIA CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
February 29, 2016
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited condensed financial statements for the period ended February 29, 2016 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed financial statements should be read in conjunction with the August 31, 2015 audited annual financial statements and notes thereto.

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

The accompanying unaudited condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $303,966 for the six months ended February 29, 2016 [net loss of $1,301,654 for the six months ended February 29, 2015] and as at February 29, 2016 has incurred cumulative losses of $12,219,062 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

c)	Recently Adopted Accounting Pronouncements

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

d)	New Accounting Pronouncements

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

As at February 29, 2016 marketable securities consist of 375,000 common shares of Cheetah Oil & Gas Ltd. obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Cheetah Oil & Gas Ltd. was $0.01 per share as at February 29, 2016 (August 31, 2015 - $0.01).

As at February 29, 2016 marketable securities consist of 436,000 common shares of Lexaria Corp. obtained through Definitive Agreements as per Note 6. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Lexaria Corp. was $0.09 per share as at February 29, 2016.

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

Pro Eco Energy USA Ltd.

During the year ended August 31, 2008, the Company purchased 900,000 shares in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) for $45,000. During the year ended August 31, 2014, the Company sold its investment in Pro Eco Energy to Western Standard Energy Corp. for $40,000. During the year ended August 31, 2015, 600,000 shares of Pro Eco Energy was returned to the Company and the receivable from Western Standard Energy Corp. was settled. As at February 29, 2016 the Company owns 600,000 common shares of Pro Eco Energy, with carrying amount of $22,182, which represented 6.55% ownership. The Company has no significant influence in Pro Eco Energy.

6.	INVENTORY

During the fiscal year August 31, 2015, the Company launched a new product line V-Love TM. As at February 29, 2016, the Company had inventory of $31,539 (August 31, 2015: $37,066) relating to V-Love TM products. Net sales for the six months ended February 29, 2016 were $14,014 (February 28, 2015: $nil) with $7,515 (February 28, 2015: $nil) in cost of goods sold and $4,608 (February 28, 2015: $5,364) in research and development costs. During the sixed month ended February 29, 2016, the Company also filed all final paperwork for patent for V-Love TM in the United States.

7.	RELATED PARTIES TRANSACTION

For the six months ended February 29, 2016, the Company was party to the following related party transactions:

•	Paid/accrued $39,000 (February 28, 2015: $39,000) to the President of the Company in consulting fees.

•	Paid/accrued $45,000CAD (February 28, 2015: $45,000CAD) in consulting fees to a company controlled by the CFO of the Company.

•	$108,098 (August 31, 2015: $76,288) was payable to the President and a company controlled by a CFO of the Company.

•	Incurred share based compensation expenses of $24,404 in relation to stock options issued to key management personnel (February 28, 2015: $103,111).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

8.	COMMON STOCK

On February 4, 2016, the Company’s Board has appointed Olivier Vincent as an Advisor the Board of Directors and a consultant for a term of one year. The Company issued 100,000 common shares at an exercise price of $0.05 per share.

As at February 29, 2016 the Company had 71,608,460 shares issued and outstanding and August 31, 2015, the Company had 71,508,460 shares issued and outstanding.

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

On February 4, 2016, the Company granted 100,000 stock options to Advisor of the Board of the Company with an exercise price of $0.05 vested immediately, expiring February 4, 2021.

For the six months ended February 29, 2016, the Company recorded $37,107 (February 28, 2015 – $177,596) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the six months ended February 29, 2016 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2015	3,955,000	$0.20
Cancelled	(1,550,000)	0.16-0.70
Expired	(655,000)	0.15-0.20
Granted	1,950,000	0.05
Balance, February 29, 2016	3,700,000	$0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	February 29, 2016	August 31, 2015
Expected volatility	220%-216%	216%-219%
Risk-free interest rate	1.25%-1.43%	1.63%-1.79%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.01-$0.05	$0.05-$0.07

The Company has the following options outstanding and exercisable.

February 29, 2016	Options outstanding			Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.05	100,000	4.94 years	$0.05	100,000	$0.05
$0.05	1,800,000	4.65 years	$0.05	1,800,000	$0.05
$0.15	150,000	0.02 years	$0.15	100,000	$0.15
$0.10	1,050,000	3.68 years	$0.10	1,600,000	$0.10
$0.25	50,000	0.25 years	$0.25	50,000	$0.25$0.06
$0.06	550,000	2.68 years	$0.06	550,000

	3,700,000	3.84 years	$0.07	3,700,000	$0.07

August 31, 2015	Options outstanding			Options exercisable
		Remaining		Number
	Number	contractual	Exercise	of shares	Exercise
Exercise prices	of shares	life	price	exercisable	Price
$0.10	100,000	4.22 years	$0.10	100,000	$0.10
$0.10	1,600,000	4.18 years	$0.10	1,600,000	$0.10
$0.50	50,000	3.60 years	$0.50	50,000	$0.50
$0.70	500,000	3.57 years	$0.70	500,000	$0.70
$0.35	50,000	3.43 years	$0.35	50,000	$0.35
$0.16	250,000	3.37 years	$0.16	250,000	$0.16
$0.06	550,000	3.18 years	$0.06	550,000	$0.06
$0.15	555,000	0.45 years	$0.15	555,000	$0.15
$0.15	150,000	0.52 years	$0.15	150,000	$0.15
$0.20	100,000	0.19 years	$0.20	100,000*	$0.20
$0.25	50,000	0.75 years	$0.25	50,000	$0.25

	3,955,000	3.09 years	$0.20	3,955,000	$0.20

Warrants

On December 16, 2015, the Company submitted to the CSE the Form 13 for extending two classes of warrants by two years with all other terms and conditions remaining the same. The Company approved the expiry extension from January 31, 2016 till January 31, 2018 on 1,871,000 warrants that remain outstanding as of February 29, 2016 from the non-brokered private placement that closed on January 31, 2014. The Company approved the expiry extension from February 13, 2016 till February 13, 2018 on 6,231,500 warrants that remain outstanding as of February 29, 2016 from the non-brokered private placement that closed on February 13, 2014.

A summary of warrants as at February 29, 2015 and August 31, 2015 is as follows:

	Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2015	15,435,085	$0.14
Expired	(708,945)	0.20
Balance, February 29, 2016	14,726,140	$0.13

Number	Exercise	Expiry
Outstanding [1]	Price	Date

1,468,000	$0.10	November 26, 2016
1,438,800	$0.10	December 23, 2016
2,167,160	$0.15	January 31, 2018
7,227,340	$0.15	February 13, 2018
1,787,640	$0.10 and $0.15 after 24 months	January 30, 2018
637,200	$0.10 and $0.15 after 24 months	March 12, 2018
14,726,140

1.	Each warrant entitles a holder to purchase one common share.

10.	COMMITMENTS – OTHER

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

11.	SUBSEQUENT EVENTS

On March 9, 2016, The Company entered a binding letter of intent with a private nutritional vitamin/supplement company (the “Seller”) for the Company to acquire of 100% interest in the business of the private company being all assets pertaining to the business of producing, manufacturing, importing/exporting, testing, researching and developing, intellectual property, inventory, all equipment, permits, files and records containing technical support and all other information and contents pertaining to the operation of the business of private nutritional vitamin/supplement products (the “Business”).

In accordance with the terms of a Definitive Purchase Agreement to be entered into between the Company and the Seller, The Company will acquire a 100% ownership interest and operations in the Business upon the signing of the Definitive Purchase Agreement. The purchase price shall be payable as follows:

a.	The Company will pay to Seller, on the date of closing of the Definitive Purchase Agreement, the amount of $300,000 in cash;

b.	On or before six months after the closing of the Definitive Purchase Agreement, the Company shall make a cash payment of $25,000;

c.	On or before the first anniversary of the closing of the Definitive Purchase Agreement, the Company shall make a final cash payment for $25,000

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

On October 23, 2015, the Company’s Board has appointed Kevin Brown as a Director of the Company and Victor Lebouthillier as an advisor to the Board of Directors.

October 23, 2015, the Board of Directors accepted the resignation of Donald Findlay as Director of the Company.

On October 23, 2015, the Company has granted 1,850,000 stock options to Directors, Executives and Consultants of the Company. The exercise price of the stock options is $0.05, vested immediately, expiring October 23, 2020.

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

On February 4, 2016, the Company’s Board has appointed Olivier Vincent as an Advisor the Board of Directors and a consultant for a term of one year. The Company issued 100,000 common shares at a price of $0.05 per share. On February 4, 2016, the Company has granted 100,000 stock options to Olivier Vincent. The exercise price of the stock options is $0.05, vested immediately, expiring February 4, 2021.

Subsequent to quarter end, on March 9, 2016, the Company closed a binding Letter Of Intent to acquire 100% of an established profitable private nutritional vitamin/supplement company. The private nutritional vitamin/supplement company has been in business for over 5 years showing good positive cash flows. All products are manufactured by a GMP, NSF, FDA approved manufacturer in the United States. Enertopia has agreed subject to further due diligence, review of financials and financing to a total amount of $350,000 for the acquisition, with $300,000 due on the signing of the Definitive Purchase Agreement. The Definitive Purchase Agreement is expected to be completed before the end of April.

Alternative Health and Wellness Products

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

On October 26, 2015, the Company announced it has applied for patent protection of V-LoveTM with respect to claims involving lubrication, pH balance and the bioavailability of certain vitamins and minerals via absorption through the vaginal mucosal membrane. During February 2016, the Company filed all final papers for the patent protection of V-LoveTM.

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

•

The sexual health market worldwide is estimated at $20 billion dollars. The lubrication market is estimated at over $1 billion dollars and products for sexual dysfunction in men are over $4 billion dollars. The Company’s V-LoveTM product is made from food safe products, currently all products are sourced in Canada and all final product is processed by the manufacturing company in a GMP compliant facility.

•

The Company is currently producing sexual health informational material for men and women that is being overseen by a specialist. The Company continues to attend conferences and festivals to educate the community about sexual health and V-LoveTM . The Company continues to provide educational seminars and looking at other retail stores for V-LoveTM to be sold across Canada

Summary

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

On June 26, 2015, we signed a Definitive agreement to sell our wholly owned subsidiary, Thor Pharma Corp along with the MMPR application (no. 10MMPR0610) for our proposed production facility located in Burlington, Ontario. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, we received a non-refundable $10,000 deposit and are entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. These monies would be split equally with our joint venture partner, Lexaria Corp. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the potential grant of a production license for the Burlington facility or if a license to grow will even be issued.

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

Purchase of Significant Acquisition

Subsequent to quarter end, on March 9, 2016, the Company closed a binding Letter Of Intent to acquire 100% of an established profitable private nutritional vitamin/supplement company. The private nutritional vitamin/supplement company has been in business for over 5 years showing good positive cash flows. All products are manufactured by a GMP, NSF, FDA approved manufacturer in the United States. Enertopia has agreed subject to further due diligence, review of financials and financing to a total amount of $350,000 for the acquisition, with $300,000 due on the signing of the Definitive Purchase Agreement. The Definitive Purchase Agreement is expected to be completed before the end of April 2016.

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

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancements in the health and wellness and any subsequent programs we may retain additional employees.

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

Results of Operations – Three Months Ended February 29, 2016 and February 28, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 29, 2016, which are included herein.

Our operating results for the three months ended February 29, 2016, for the three months ended February 28, 2015 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended February 29, 2016		Three Months Ended February 28, 2015	Change Between Three Month Period Ended February 29, 2016 and February 28, 2015
Revenue (cost recovery)	$2,204	$	Nil	$2,204
Cost of Product Sales	1,499		Nil	1,499
Other (income) expenses	64,435		(10,000)	74,435
General and administrative	90,348		350,111	(259,763)
Bank charges and interest expense	2,629		771	1,858
Consulting fees/Stock Based Compensation	50,605		193,358	(142,753)
Professional Fees	(7,956)		10,656	(18,612)
Net income (loss)	(154,078)		(340,111)	186,033

Our accumulated losses increased to $12,219,062 at February 29, 2016. Our financial statements report revenue of $2,204 for the three months ended February 29, 2016 compared to $Nil for the three month period ended February 28, 2015. Our financial statements report a net loss of $154,078 for the three-month period ended February 29, 2016, compared to a net loss of $340,111for the three-month period ended February 28, 2015. Our net losses have decreased by $186,033 for the three month period ended February 29, 2016. Our general and administrative expenses were lower by $259,763 for February 29, 2016 compared to February 28, 2015. The decrease was largely due to lower consulting fees and stock based compensation of $50,605 for the three month period ended February 29, 2015, compared to $193,358 for February 28, 2015. Additionally, lower advertising and marketing expenses were $10,002 for the three month period ended February 29, 2016, compared to $83,060 for February 28, 2015. These high costs in advertising, consulting and stock based compensation for February 2015 were due to MMJ consulting contracts for joint venture partnerships. The Company had also reduced costs of $12,952 for fees and dues, $1,363 for investor relations, $5,324 for rent, and $959 in travel, training and conferences for the three month period ended February 29, 2016. During the fiscal year 2015, the Company terminated Joint Venture agreements with both The Green Canvas and with Lexaria on the Burlington location. With respect to The Green Canvas, the 6,400,000 common shares were returned to treasury and cancelled.

Results of Operations – Six Months Ended February 29, 2016 and February 28, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 29 2016, which are included herein.

Our operating results for the six months ended February 29, 2016, for the six months ended February 28, 2015 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended February 29, 2016		Six Months Ended February 28, 2015	Change Between Six Month Period Ended February 29, 2016 and February 28, 2015
Revenue (cost recovery)	$14,014	$	Nil	$14,014
Cost of Product Sales	7,515		Nil	7,515
Other (income) expenses	25,049		10,000	15,049
General and administrative	285,416		907,654	(622,238)
Bank charges and interest expense	4,616		1,164	3,452
Consulting fees	141,486		591,555	(450,069)
MMJ expenses	Nil		384,000	(384,000
Professional Fees	53,742		69,593	(15,851)
Net income (loss)	(303,966)		(1,301,654)	997,688

Our accumulated losses increased to $12,219,062 as at February 29, 2016. Our financial statements report a net loss of $303,966 for the six month period ended February 29, 2016, compared to a net loss of $1,301,654 for the six-month period ended February 28, 2015. Our net losses have decreased by $997,688 for the six month period ended February 29, 2016, our general and administrative expenses were lower by $622,238 for February 29, 2016 compared to February 28, 2015. The decrease was due to lower consulting and stock based compensation costs of 141,486 for the six month period ended February 29, 2016, compared to $591,555 for February 28, 2015. The high costs during 2015 costs were largely due to consulting contracts for the joint venture partnerships and granting stock options to various consultants. In addition the Company had decreased costs of $20,563 for advertising, $11,472 for rent, and $53,742 in professional fees for the six month period ended February 29, 2016. The Company’s expenses were lower for the six month period ended February 29, 2016 by $997,688 compared to the same time last year. During the fiscal year 2015, the Company terminated Joint Venture agreements with both The Green Canvas and with Lexaria on the Burlington location. With respect to The Green Canvas, the 6,400,000 common shares were returned to treasury and cancelled.

As at February 29, 2016, we had $377,886 in current liabilities. The increase is largely due to increase in payables and amounts due to related parties. Our net cash used in operating activities for the six months ended February 29, 2016 was $45,812 compared to $609,746 used in the six months ended February 28, 2015. The decrease in cash used in operating activities was in decreased expenses due to the cease of medical marijuana business operations.

Our total liabilities as of February 29, 2016 were $377,886 as compared to total liabilities of $325,037 as of August 31, 2015.

Liquidity and Financial Condition

Working Capital

	At February 29,	At August 31,
	2016	2015
Current assets	$130,917	$343,927
Current liabilities	(377,886)	(325,037)
Working capital (deficiency)	$(246,969)	$18,890

Cash Flows

	Six Months Ended
	February 29	February 28
	2016	2015

Cash flows (used in) operating activities	$(139,723)	$(609,746)
Cash flows from (used in) financing activities	Nil	Nil
Cash flows from (used in) investing activities	93,911	92,392
Net increase (decrease) in cash during period	$(45,812)	$(517,354)

Operating Activities

Net cash used in operating activities was $139,723 in the six months ended February 29, 2016 compared with net cash used in operating activities of $609,746 in the same period in 2015. The decrease in cash used mostly results from decreased operating costs incurred in the current period from the medical marijuana business operations and alternative health and wellness.

Financing Activities

Net cash provided by financing activities was $Nil in the six months ended February 29, 2016 compared to $Nil in the same period in 2015.

Investing Activities

Net cash provided in investing activities was $93,911 in the six months ended February 29, 2016 compared to $Nil in the same period in 2015.

Revenue comparisons for the Quarter ended February 28, 2016 compared to the quarter ended February 28, 2015

For the six month period ended February 28, 2016, the Company had $14,014 in revenues compared to $Nil in revenues for the same three-month period in the prior year.

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

As of February 29, 2016, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We depend on our ability to attract, retain and motivate our management team, consultants and advisors. There is strong competition for qualified technical and management personnel in the Health and Wellness sector, and it is expected that such competition will increase. Our planned growth will place increased demands on our existing resources and will likely require the addition of technical personnel and the development of additional expertise by existing personnel. There can be no assurance that our compensation packages will be sufficient to ensure the continued availability of qualified personnel who are necessary for the development of our business.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
08/04/2016

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
08/04/2016