Form 10-Q
period 2016-05-31
Enertopia Corp.
filed 2016-07-11
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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
81,761,793 common shares issued and outstanding as of May 31, 2016

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the nine months period ended May 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
CONDENSED BALANCE SHEETS (unaudited)
(Expressed in U.S. Dollars)

	May 31	August 31
	2016	2015

ASSETS
Current
Cash and cash equivalents	$29,119	$84,157
Marketable securities (Note 4)	24,585	181,950
Accounts receivable	15,560	23,653
Prepaid expenses and deposit	17,728	15,832
Inventory (Note 7)	30,917	38,335
Total current assets	117,909	343,927

Non-Current
Long term investments - GSWPS (Note 5)	1	1
Mineral property	83,750	-
Other long term investments (Note 5)	22,182	22,182
Total Assets	$223,842	$366,110

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$250,798	$208,749
Deferred Revenues	10,000	40,000
Due to related parties (Note 8)	125,818	76,288
Total Current Liabilities	386,616	325,037

STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 81,761,963 common shares at May 31, 2016 and August 31,2015: 71,508,460	81,762	71,508
Additional paid-in capital	12,058,565	11,884,661
Accumulated deficit	(12,303,101)	(11,915,096)
Total Stockholders' Equity	(162,774)	41,073
Total Liabilities and Stockholders' Equity	$223,842	$366,110

The accompanying notes are an integral part of these condensed financial statements
F1

ENERTOPIA CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL	STOCK	ACCUMULATED	TOTAL
			PAID-IN	TO BE		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	RETURNED	DEFICIT	EQUITY

Balance, August 31, 2014	90,870,747	90,871	14,070,611	(1,713,145)	(10,765,663)	1,682,673

WOM JV Termination, shares back to Treasury	(15,127,287)	(15,127)	(1,667,418)	1,682,545	-	-

Shares returned for contract cancellation C. Hornung	(90,000)	(90)	(30,510)	30,600	-	-

Stock based compensation	-	-	177,596	-	-	177,596

Shares issued for PP on January 30	1,665,000	1,665	70,400	-	-	72,065

Shares issued for PP on March 12	590,000	590	25,582	-	-	26,172

Shares to be returned for JV termination	(6,400,000)	(6,400)	(761,600)	-	-	(768,000)

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(1,149,433)	(1,149,433)

Balance, August 31, 2015	71,508,460	71,508	11,884,661	-	(11,915,096)	41,073

Stock Based Compensation	-	-	37,107	-	-	37,107

Stock issued for Consulting Agreement	100,000	100	900	-	-	1,000

Shares issued for Definitive Agreement May 12	3,500,000	3,500	61,250	-	-	64,750

Shares issued for Stock Option exercise May 12	240,000	240	11,760	-	-	12,000

Shares issued for PP on May 20	6,413,333	6,414	62,887	-	-	69,301

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(388,005)	(388,005)

Balance, May 31, 2016	81,761,793	81,762	12,058,565	-	(12,303,101)	(162,774)

The accompanying notes are an integral part of these condensed financial statements

Enertopia Corp.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31	May 31	May 31	May 31
	2016	2015	2016	2015
Revenue
Net Sales	244	1,598	14,258	1,598
Cost of Product Sales	596	570	8,113	570
Gross Profit (Loss)	(352)	1,028	6,145	1,028

Expenses
Accounting and audit	8,002	7,337	35,963	47,965
Sales & Marketing	86	3,014	1,887	3,197
Advertising & Promotions	10,112	52,214	30,675	184,024
Bank charges and interest expense	1,337	360	5,953	1,524
Consulting/Stock Based Compensation	46,777	101,453	188,263	693,008
Mineral exploration costs	5,000	-	5,000	-
Fees and dues	4,493	4,742	26,743	29,396
Insurance	3,783	3,257	12,644	7,132
Investor relations	-	9,207	6,368	27,680
Legal and professional	6,411	5,679	32,192	34,644
Office and miscellaneous	3,475	1,146	9,417	8,850
Research and Development	-	1,826	4,608	7,189
Rent	5,395	20,607	16,867	65,959
Telephone	662	886	2,007	2,731
Training & Conferences	-	-	665	394
Travel	647	6,255	2,343	11,944
Total expenses	96,180	217,983	381,595	1,125,637

(Loss) for the period before other items	(96,532)	(216,955)	(375,450)	(1,124,609)

Other income (expense)
Other income	10,000	10,000	30,000	30,000
Impairment of long term investments	-	(6,270)	-	(6,270)
Gain and loss on marketable securities	2,495	90,000	(42,555)	60,000

Net loss and comprehensive loss for the period*	$(84,037)	$(123,225)	$(388,005)	$(1,040,879)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	73,164,577	77,842,904	72,070,023	78,878,548

The accompanying notes are an integral part of these condensed financial statements

ENERTOPIA CORP.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	Nine Months Ended
	May 31	May 31
	2016	2015

Cash flows used in operating activities

Net (loss)	$(388,005)	$(1,040,879)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	37,107	177,596
Shares issued for service	1,000	-
Loss / (gain) on marketable securities	42,555	(60,000)
Impairment of long term investments	-	6,270
Change in non-cash working capital items:
Accounts receivable	8,093	540
Prepaid expenses and deposit	(1,896)	203,632
Inventory	7,418	(40,470)
Deferred revenue	(30,000)	(30,000)
Accounts payable	42,049	(15,668)
Due to related parties	49,530	-
Net cash (used in) operating activities	(232,149)	(798,979)

Cash flows from (used in) investing activities
Proceeds from sale of marketable securities	114,810	-
Mineral resource properties acquisition	(19,000)	-
Net cash from investing activities	95,810	-

Cash flows from financing activities
Net Proceeds from options exercised	12,000	-
Net proceeds from subscriptions received	69,301	98,237
Net cash from financing activities	81,301	98,237

Increase (Decrease) in cash and cash equivalents	(55,038)	(700,742)
Cash and cash equivalents, beginning of period	84,157	888,122
Cash and cash equivalents, end of period	$29,119	$187,380

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed financial statements

ENRTOPIA CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
May 31, 2016
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited condensed financial statements for the period ended May 31, 2016 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed financial statements should be read in conjunction with the August 31, 2015 audited annual financial statements and notes thereto.

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

The accompanying unaudited condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $388,005 for the nine months ended May 31, 2016 [net loss of $123,225 for the nine months ended May 31, 2015] and as at May 31, 2016 has incurred cumulative losses of $12,303,101 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

As at May 31, 2016 marketable securities consist of 375,000 common shares of Cheetah Oil & Gas Ltd. obtained through the disposal of the Company’s oil and gas properties in Mississippi in 2010. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Cheetah Oil & Gas Ltd. was $0.01 per share as at May 31, 2016 (August 31, 2015 - $0.01).

As at May 31, 2016 marketable securities consist of 231,500 common shares of Lexaria Corp. obtained through Definitive Agreements as per Note 6. The Company classified the securities owned as held-for- trade and recorded at fair value.

The fair value of the common shares of Lexaria Corp. was $0.09 per share as at May 31, 2016.

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

Pro Eco Energy USA Ltd.

During the year ended August 31, 2008, the Company purchased 900,000 shares in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) for $45,000. During the year ended August 31, 2014, the Company sold its investment in Pro Eco Energy to Western Standard Energy Corp. for $40,000. During the year ended August 31, 2015, 600,000 shares of Pro Eco Energy was returned to the Company and the receivable from Western Standard Energy Corp. was settled. As at May 31, 2016 the Company owns 600,000 common shares of Pro Eco Energy, with carrying amount of $22,182, which represented 6.55% ownership. The Company has no significant influence in Pro Eco Energy.

6.	INVENTORY

During the fiscal year August 31, 2015, the Company launched a new product line V-Love TM. As at May 31, 2016, the Company had inventory of $30,917 (August 31, 2015: $37,066) relating to V-Love TM products. Net sales for the nine months ended May 31, 2016 were $14,258 (May 31, 2015: $1,598) with $8,113 (May 31, 2015: $570) in cost of goods sold and $4,608 (May 31, 2015: $7,189) in research and development costs. During the nine month ended May 31, 2016, the Company also filed all final paperwork for patent for V-Love TM in the United States.

7.	MINERAL PROPERTY

Lithium Definitive Agreement

Enertopia (Optionee) has signed the Definitive Agreement on May 12, 2016 with the Vendor respecting the option to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. These placer mining claims are subject to a 1.5% NSR from commercial production with the Company able to buy back the NSR at the rate of $500,000 per 0.5% NSR.

Purchase Price for the Claims

The consideration payable by Enertopia to the Optionor. pursuant to this Offer shall consist of:

(a)	paying $7,000 on signing the Offer; (paid)

(b)

paying $12,000 on signing of the definitive agreement (the “Agreement”) and issuing 3,500,000 common shares in the capital stock of Enertopia as soon as practicable following the execution of the Agreement, (paid)

(c)	paying an optional $12,000 on or before the six month anniversary of the definitive agreement (the “Agreement”),

(a)	paying an optional $22,500 on or before the one year anniversary of the definitive agreement (the “Agreement”),

(d)

issuing additional common shares in the capital of the Optionee, as constituted on the date hereof, to be issued to the Optionor pursuant to the discovery of a Lithium enriched brine with an average 300ppm Li over 100 foot vertical interval in the enriched lithium brine in the Central Nevada Brine Project. 1,000,000 Bonus Shares will be issued per each successful property discovery meeting the foregoing criteria up to a maximum 3,000,000 Bonus Shares.

NSR

There is a 1.5% Net Smelter Return (“NSR”) payable on all Placer mining claims from commercial production to be paid according to the terms and conditions as set forth in the Transaction Documents. The NSR can be re purchased for $500,000 per every 0.5% .

8.	RELATED PARTIES TRANSACTION

For the nine months ended May 31, 2016, the Company was party to the following related party transactions:

•	Paid/accrued $58,500 (May 31, 2015: $58,500) to the President of the Company in consulting fees.
•	Paid/accrued CAD$67,500 (May 31, 2015: CAD$67,500) in consulting fees to a company controlled by the CFO of the Company.
•	$96,110 (August 31, 2015: $76,288) was payable to the President and a company controlled by a CFO of the Company.
•	Incurred share based compensation expenses of $24,404 in relation to stock options issued to key management personnel (May 31, 2015: $103,111).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

On February 4, 2016, the Company’s Board has appointed Olivier Vincent as an Advisor the Board of Directors and a consultant for a term of one year. The Company issued 100,000 common shares at an exercise price of $0.05 per share.

On May 12, 2016, the Company issued 3,500,000 shares upon execution of the definitive agreement to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. Also see Note 7.

On May 12, 2016, an officer of the Company, Robert McAllister, exercised 240,000 stock options at $0.05 exercise price with net proceeds of $12,000.

On May 20, 2016, the Company closed the first tranche of a private placement of 6,413,333 units at a price of CAD$0.015 per unit for gross proceeds of CAD$96,200. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price $0.05 during the first 18 months and US$0.10 after eighteen months. A cash finders’ fee of CAD$7,040 and 469,333 full broker warrants that expire May 20, 2019 was paid to Canacorrd Genuity and Haywood.

As at May 31, 2016 the Company had 81,761,793 shares issued and outstanding and August 31, 2015, the Company had 71,508,460 shares issued and outstanding.

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

For the nine months ended May 31, 2016, the Company recorded $37,107 (May 31, 2015 – $177,596) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the nine months ended May 31, 2016 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2015	3,955,000	$ 0.20
Cancelled	(1,550,000)	0.16-0.70
Expired	(655,000)	0.15-0.20
Exercised	(240,000)	0.05
Granted	1,950,000	0.05
Balance, May 31, 2016	3,210,000	$ 0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	May 31, 2016	August 31, 2015
Expected volatility	220%-216%	216%-219%
Risk-free interest rate	1.25%-1.43%	1.63%-1.79%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.01-$0.05	$0.05-$0.07

The Company has the following options outstanding and exercisable.

May 31, 2016		Options outstanding		Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.05	100,000	4.68 years	$0.05	100,000	$0.05
$0.05	1,560,000	4.39 years	$0.05	1,560,000	$0.05
$0.10	1,050,000	3.42 years	$0.10	1,050,000	$0.10
$0.06	500,000	2.43 years	$0.06	500,000	$0.06

	3,210,000	3.78 years	$0.07	3,210,000	$0.07

August 31, 2015		Options outstanding		Options exercisable
		Remaining		Number
	Number	contractual	Exercise	of shares	Exercise
Exercise prices	of shares	life	price	exercisable	Price
$0.10	100,000	4.22 years	$0.10	100,000	$0.10
$0.10	1,600,000	4.18 years	$0.10	1,600,000	$0.10
$0.50	50,000	3.60 years	$0.50	50,000	$0.50
$0.70	500,000	3.57 years	$0.70	500,000	$0.70
$0.35	50,000	3.43 years	$0.35	50,000	$0.35
$0.16	250,000	3.37 years	$0.16	250,000	$0.16
$0.06	550,000	3.18 years	$0.06	550,000	$0.06
$0.15	555,000	0.45 years	$0.15	555,000	$0.15
$0.15	150,000	0.52 years	$0.15	150,000	$0.15
$0.20	100,000	0.19 years	$0.20	100,000*	$0.20
$0.25	50,000	0.75 years	$0.25	50,000	$0.25

	3,955,000	3.09 years	$0.20	3,955,000	$0.20

Warrants

On December 16, 2015, the Company submitted to the CSE the Form 13 for extending two classes of warrants by two years with all other terms and conditions remaining the same. The Company approved the expiry extension from January 31, 2016 till January 31, 2018 on 1,871,000 warrants that remain outstanding as of May 31, 2016 from the non-brokered private placement that closed on January 31, 2014. The Company approved the expiry extension from February 13, 2016 till February 13, 2018 on 6,231,500 warrants that remain outstanding as of May 31, 2016 from the non-brokered private placement that closed on February 13, 2014.

On May 20, 2016, the Company closed the first tranche of a private placement of 6,413,333 units at a price of CAD$0.015 per unit for gross proceeds of CAD$96,200 and Broker warrants of 469,333. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price $0.05 during the first 18 months and US$0.10 after eighteen months.

A summary of warrants as at May 31, 2016 and August 31, 2015 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2015	15,435,085	$ 0.14
Expired	(708,945)	0.20
Issued	6,882,666	0.05
Balance, May 31, 2016	21,608,806	$ 0.11

Number	Exercise	Expiry
Outstanding [1]	Price	Date
1,468,000	$0.10	November 26, 2016
1,438,800	$0.10	December 23, 2016
2,167,160	$0.15	January 31, 2018
7,227,340	$0.15	February 13, 2018
1,787,640	$0.10 and $0.15 after 24 months	January 30, 2018
637,200	$0.10 and $0.15 after 24 months	March 12, 2018
6,882,666	$0.05 and $0.10 after 18 months	May 20, 2019
21,608,806

1.	Each warrant entitles a holder to purchase one common share.

11.	COMMITMENTS – OTHER

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

12.	SUBSEQUENT EVENTS

(a)

On June 8, 2016, Enertopia closed its final tranche of a private placement of 3,016,667 units a price of CAD$0.015 per unit for gross proceeds of US$34,390 (CAD$45,250). Each Unit consists of one common share of the Company and full non-transferable Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will be exercisable into one further Share (a “Warrant Share”) at a price of US$0.05 per Warrant Share at any time until the close of business on the day which is 18 months from the date of issue of the Warrant, and thereafter at a price of US$0.10 per Warrant Share at any time until the close of business on the day which is 36 months from the date of issue of the Warrant. A cash finders’ fee of CAD$3,300 and 286,666 full broker warrants that expire June 8, 2019 was paid to Canacorrd Genuity, Leede Financial, Mackie Research, and PI Financial.

(a) Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is actively pursuing business opportunities in the resource sector, whereby the Company has signed a definitive agreement for a Lithium Brine in May 2016. The Company has continued in the health and wellness sector. In February, 2015 we announced the launch of a new product line, V-Love TM personal lubricant and desire gel designed for women. We are now engaged in the manufacture, and sale of V-Love TM, which is available for purchase online and at select retailers in Canada.

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

On January 30, 2015, we closed the first tranche of a private placement of 1,665,000 units at a price of CAD$0.06 per unit for gross proceeds of US$79,920 (CAD$99,900). Each Unit consists of one common share of the Company and full non-transferable Share purchase warrant. Each Warrant will be exercisable into one further Share at a price of US$0.10 per Warrant Share at any time until the close of business on the day which is 24 months from the date of issue of the Warrant, and thereafter at a price of US$0.15 per Warrant Share at any time until the close of business on the day which is 36 months from the date of issue of the Warrant.

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

Our Current Business

The Company is diverse in its pursuit of business opportunities in the resource sector and health and wellness.

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

On March 9, 2016, the Company closed a binding Letter Of Intent to acquire 100% of an established profitable private nutritional vitamin/supplement company. The private nutritional vitamin/supplement company has been in business for over 5 years showing good positive cash flows. All products are manufactured by a GMP, NSF, FDA approved manufacturer in the United States. Enertopia has agreed subject to further due diligence, review of financials and financing to a total amount of $350,000 for the acquisition, with $300,000 due on the signing of the Definitive Purchase Agreement. The Definitive Purchase Agreement is expected to be completed before the end of April. The Company did not further pursue this.

On April 21, 2016, Enertopia has signed a binding letter of intent with a to enter into negotiations to effect the optional acquisition of certain placer mining claims (the “Claims”) in Nevada covering approximately 2,560 acres from S P W Inc. S P W Inc. holds the Claims directly (“Underlying Owner”). Upon the closing date of the transaction (the “Effective Date”) S P W Inc. will have the right to transfer, option, sell or assign the Claims to Enertopia. The Placer mining claims and any underlying agreements will be acquired by Enertopia through a mineral property option agreement, an assignment agreement or an asset acquisition (the “Transaction”).

On May 12, 2016 Enertopia (Optionee) has signed the Definitive Agreement with the Vendor respecting the option to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. These placer mining claims are subject to a 1.5% NSR from commercial production with the Company able to buy back the NSR at the rate of $500,000 per 0.5% NSR.

On May 20, 2016, Enertopia closed the first tranche of a private placement of 6,413,333 units at a price of CAD$0.015 per unit for gross proceeds of US$74,074 (CAD$96,200). Each Unit consists of one common share of the Company and full non-transferable Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will be exercisable into one further Share (a “Warrant Share”) at a price of US$0.05 per Warrant Share at any time until the close of business on the day which is 18 months from the date of issue of the Warrant, and thereafter at a price of US$0.10 per Warrant Share at any time until the close of business on the day which is 36 months from the date of issue of the Warrant.

Subsequent to quarter end, on June 8, 2016, Enertopia closed its final tranche of a private placement of 3,016,667 units a price of CAD$0.015 per unit for gross proceeds of US$34,390 (CAD$45,250). Each Unit consists of one common share of the Company and full non-transferable Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will be exercisable into one further Share (a “Warrant Share”) at a price of US$0.05 per Warrant Share at any time until the close of business on the day which is 18 months from the date of issue of the Warrant, and thereafter at a price of US$0.10 per Warrant Share at any time until the close of business on the day which is 36 months from the date of issue of the Warrant.

Mineral Property

Lithium Property

Enertopia (Optionee) has signed the Definitive Agreement on May 12, 2016 with the Vendor respecting the option to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. These placer mining claims are subject to a 1.5% NSR from commercial production with the Company able to buy back the NSR at the rate of $500,000 per 0.5% NSR.

Purchase Price for the Claims

The consideration payable by Enertopia to the Optionor. pursuant to this Offer shall consist of:

(e)	paying $7,000 on signing the Offer; (paid)

(f)

paying $12,000 on signing of the definitive agreement (the “Agreement”) and issuing 3,500,000 common shares in the capital stock of Enertopia as soon as practicable following the execution of the Agreement, (paid)

(g)	paying an optional $12,000 on or before the six month anniversary of the definitive agreement (the “Agreement”),

(b)	paying an optional $22,500 on or before the one year anniversary of the definitive agreement (the “Agreement”),

(h)

issuing additional common shares in the capital of the Optionee, as constituted on the date hereof, to be issued to the Optionor pursuant to the discovery of a Lithium enriched brine with an average 300ppm Li over 100 foot vertical interval in the enriched lithium brine in the Central Nevada Brine Project. 1,000,000 Bonus Shares will be issued per each successful property discovery meeting the foregoing criteria up to a maximum 3,000,000 Bonus Shares.

NSR

There is a 1.5% Net Smelter Return (“NSR”) payable on all Placer mining claims from commercial production to be paid according to the terms and conditions as set forth in the Transaction Documents. The NSR can be re purchased for $500,000 per every 0.5% .

Central Nevada Lithium Brine Project Concessions
BIG SMOKY VALLEY, NYE COUNTY NEVADA

CLAIM NUMBER	STAKING DATE
BSV1	April 23, 2016
BSV2	April 23, 2016
BSV3	April 23, 2016
BSV4	April 23, 2016
BSV5	April 23, 2016
BSV6	April 23, 2016
BSV7	April 23, 2016
BSV8	April 23, 2016
BSV9	April 23, 2016
BSV10	April 23, 2016
BSV11	April 23, 2016
BSV12	April 23, 2016
BSV13	April 23, 2016
BSV14	April 23, 2016
BSV15	April 23, 2016
BSV16	April 23, 2016
BSV17	April 24,2016
BSV18	April 24,2016
BSV19	April 24,2016
BSV20	24 April 2016
BSV21	April 24,2016
BSV22	April 24,2016
BSV23	April 24,2016
BSV24	April 24, 2016
BSV25	April 24,2016
BSV26	April 24, 2016
BSV27	April 24, 2016
BSV28	April 24, 2016
BSV29	April 24, 2016
BSV30	April 24, 2016
BSV31	April 24, 2016
BSV32	April 24, 2016
BSV33	April 24, 2016
BSV34	April 24, 2016
BSV35	April 24, 2016
BSV36	April 24, 2016
BSV37	April 24, 2016
BSV38	April 24, 2016
BSV39	April 24, 2016
BSV40	April 24, 2016
BSV41	April 24, 2016
BSV42	April 24, 2016
BSV43	April 24, 2016
BSV44	April 24, 2016
BSV45	April 24, 2016
BSV46	April 24, 2016
BSV47	April 24, 2016

BSV48	April 24, 2016
BSV49	April 24, 2016
BSV50	April 24, 2016
BSV51	April 24, 2016
BSV52	April 24, 2016
BSV53	April 24, 2016
BSV54	April 24, 2016
BSV55	April 24, 2016
BSV56	April 24, 2016
BSV57	April 24, 2016
BSV58	April 24, 2016
BSV59	April 24, 2016
BSV60	April 24, 2016
BSV61	April 24, 2016
BSV62	April 24, 2016
BSV63	April 24, 2016
BSV64	April 24, 2016

EDWARDS CREEK VALLEY, CHURCHILL COUNTY NEVADA

CLAIM NUMBER	STAKING DATE
ECV1	April 24, 2016
ECV2	April 24, 2016
ECV3	April 24, 2016
ECV4	April 24, 2016

SMITH CREEK VALLEY, LANDER COUNTY NEVADA

CLAIM NUMBER	STAKING DATE
SCV1	April 24, 2016
SCV2	April 24, 2016
SCV3	April 24, 2016
SCV4	April 24, 2016

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

The continuation of our resource and health and wellness sector is dependent upon obtaining further financing, a successful programs of development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

The exploration and development of mineral properties is subject to various United States federal, state and local and foreign governmental regulations. We may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

Health and Wellness Products

The health and wellness product sector is subject to regulatory oversight by diverse regulators in matters including consumer health and safety, environmental protection, manufacturing standards, packaging, and advertising.

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

Purchase of Significant Acquisition

On March 9, 2016, the Company closed a binding Letter Of Intent to acquire 100% of an established profitable private nutritional vitamin/supplement company. The private nutritional vitamin/supplement company has been in business for over 5 years showing good positive cash flows. All products are manufactured by a GMP, NSF, FDA approved manufacturer in the United States. Enertopia has agreed subject to further due diligence, review of financials and financing to a total amount of $350,000 for the acquisition, with $300,000 due on the signing of the Definitive Purchase Agreement. Through its due diligence the Company decided not to pursue this any further.

On May 12, 2016, the Company Enertopia (Optionee) has signed the Definitive Agreement with the Vendor respecting the option to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. These placer mining claims are subject to a 1.5% NSR from commercial production with the Company able to buy back the NSR at the rate of $500,000 per 0.5% NSR.

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

Results of Operations – Three Months Ended May 31, 2016 and May 31, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2016, which are included herein.

Our operating results for the three months ended May 31, 2016, for the three months ended May 31, 2015 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended May 31, 2016	Three Months Ended May 31, 2015	Change Between Three Month Period Ended May 31, 2016 and May 31, 2015
Revenue (cost recovery)	$244	$1,598	$(1,354)
Cost of Product Sales	596	570	26
Other (income) expenses	(10,000)	(10,000)	-
General and administrative	96,180	217,983	(121,803)
Bank charges and interest expense	1,337	360	977
Consulting fees/Stock Based	46,777	101,453	(54,676)
Compensation
Professional Fees	14,413	13,016	1,397
Net income (loss)	(84,037)	(123,225)	39,188

Our accumulated losses increased to $12,303,101 at May 31, 2016. Our financial statements report revenue of $244 for the three months ended May 31, 2016 compared to $1,598 for the three month period ended May 31, 2015. Our financial statements report a net loss of $84,037 for the three-month period ended May 31, 2016, compared to a net loss of $123,225 for the three-month period ended May 31, 2015. Our net losses have decreased by $39,188 for the three month period ended May 31, 2016. Our general and administrative expenses were lower by $121,803 for May 31, 2016 compared to May 31, 2015. The decrease was largely due to lower consulting fees and stock based compensation of $46,777 for the three month period ended May 31, 2016, compared to $101,453 for May 31, 2015. Additionally, lower advertising and marketing expenses were $10,112 for the three month period ended May 31, 2016, compared to $52,214 for May 31, 2015. These high costs in advertising, consulting and stock based compensation for May 31, 2015 were due to MMJ consulting contracts for joint venture partnerships. During the fiscal year 2015, the Company terminated Joint Venture agreements with both The Green Canvas and with Lexaria on the Burlington location. With respect to The Green Canvas, the 6,400,000 common shares were returned to treasury and cancelled.

Results of Operations – Nine Months Ended May 31, 2016 and May 31, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31 2016, which are included herein.

Our operating results for the nine months ended May 31, 2016, for the nine months ended May 31, 2015 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended May 31, 2016	Nine Months Ended May 31, 2015	Change Between Nine Month Period Ended May 31, 2016 and May 31, 2015
Revenue (cost recovery)	$14,258	$1,598	$12,660
Cost of Product Sales	8,113	570	7,543
Other (income) expenses	(30,000)	(30,000)	-
General and administrative	381,595	1,125,637	(744,042)
Bank charges and interest expense	5,953	1,524	4,429
Consulting fees	188,263	693,008	(504,745)
Professional Fees	68,155	82,609	(14,454)
Net income (loss)	(388,005)	(1,040,879)	652,873

Our accumulated losses increased to $12,303,101 as at May 31, 2016. Our financial statements report a net loss of $388,005 for the nine month period ended May 31, 2016, compared to a net loss of $1,040,879 for the nine month period ended May 31, 2015. Our net losses have decreased by $652,873 for the nine month period ended May 31, 2016, our general and administrative expenses were lower by $744,042 for May 31, 2016 compared to May 31, 2015. The decrease was due to lower consulting and stock based compensation costs of 188,263 for the nine month period ended May 31, 2016, compared to $693,008 for May 31, 2015. The high costs during 2015 costs were largely due to consulting contracts for the joint venture partnerships and granting stock options to various consultants. In addition the Company had decreased costs of $30,675 for advertising, $16,867 for rent, and $68,155 in professional fees for the nine month period ended May 31, 2016. During the fiscal year 2015, the Company terminated Joint Venture agreements with both The Green Canvas and with Lexaria on the Burlington location. With respect to The Green Canvas, the 6,400,000 common shares were returned to treasury and cancelled.

As at May 31, 2016, we had $386,616 in current liabilities. The increase is largely due to increase in payables and amounts due to related parties. Our net cash used in operating activities for the nine months ended May 31, 2016 was $232,149 compared to $798,979 used in the nine months ended May 31, 2015. The decrease in cash used in operating activities was in decreased expenses due to the cease of medical marijuana business operations.

Our total liabilities as of May 31, 2016 were $386,616 as compared to total liabilities of $325,037 as of August 31, 2015.

Liquidity and Financial Condition

Working Capital

	At May 31,	At August 31,
	2016	2015
Current assets	$117,909	$343,927
Current liabilities	(386,616)	(325,037)
Working capital (deficiency)	$(268,707)	$18,890

Cash Flows

	Nine Months Ended
	May 31	May 31
	2016	2015

Cash flows (used in) operating activities	$(232,149)	$(798,979)
Cash flows from (used in) financing activities	81,301	98,237
Cash flows from (used in) investing activities	95,810	Nil
Net increase (decrease) in cash during period	$(55,038)	$(700,742)

Operating Activities

Net cash used in operating activities was $232,149 in the nine months ended May 31, 2016 compared with net cash used in operating activities of $798,979 in the same period in 2015. The decrease in cash used mostly results from decreased operating costs incurred in the current period from the medical marijuana business operations and alternative health and wellness.

Financing Activities

Net cash provided by financing activities was $81,301 in the nine months ended May 31, 2016 compared to $98,237 in the same period in 2015. The cash provided was from the private placements and stock option conversion.

Investing Activities

Net cash provided in investing activities was $95,810 in the nine months ended May 31, 2016 compared to $Nil in the same period in 2015. The cash provided was form sale of marketable securities and purchase of Lithium Brine properties.

Revenue comparisons for the Quarter ended May 31, 2016 compared to the quarter ended May 31, 2015

For the nine month period ended May 31, 2016, the Company had $14,258 in revenues compared to $1,598 in revenues for the same nine month period in the prior year.

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

As of May 31, 2016, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Uncertain demand for mineral resources and alternative health and wellness sector may cause our business plan to be unprofitable.

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

Demand for mineral resources is based on the world economy and new technologies. Current lithium demand exceeds available supply due to the rapid increase in lithium batteries in portable electronics and the growing electric vehicle markets. There can be no assurance that current supply and demand factors will remain the same or that projected supply and demand factors will actually come to pass from 3rd party projections that are currently believed to be true and accurate. There can be no assurance that new disruptive technologies will replace lithium as a significant component in battery storage over time.

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

Changes In Environmental Regulations May Have An Impact On Our Operations

We believe that we currently comply with existing environmental laws and regulations affecting our proposed operations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected the industry in the past and additional changes may occur in the future. The company is subject to the BLM, State and potentially other government agencies with respect to its lithium brine business.

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

The production and sale alternative health products is an emerging industry in which business practices are not yet standardized and are subject to frequent scrutiny and evaluation by federal, state, provincial, and municipal authorities, academics, and media outlets, among others, Although we intend to develop our business in accordance with best ethical practices, we may suffer negative publicity if we, our partners, contractors, or customers are found to have engaged in any environmentally, insensitive practices or other business practices that are viewed as unethical.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
08/07/2016

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
08/07/2016