Form 10-K
period 2016-08-31
Enertopia Corp.
filed 2016-11-29
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2016 was $679,975 based on a $0.01 closing price for the Common Stock on February 29, 2016. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

93,562,031 common shares as of November 1, 2016

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

The Company is actively pursuing business opportunities in the resource sector, whereby we signed a definitive agreement for a Lithium Brine in May 2016. The Company continued in the health and wellness sector throughout 2015 and 2016, where the Company had launched the product V-Love TM. For strategic reasons the Company had discontinued the manufacturing and retail distribution of V-LoveTM at the end of fiscal 2016. The Company’s main focus is in natural resource sector and patent pending technology used for Lithium extraction through brines.

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia V6E 4A4. Our telephone number is (604) 602-1675. In addition, we have a second office located in Kelowna, British Columbia. Our current locations provide adequate office space for our purposes at this stage of our development.

Summary of Recent Business

Our Company is diverse in its pursuit of business opportunities in the natural resource sector and technology used in the resource sector.

On October 23, 2015, the Company’s Board has appointed Kevin Brown as a Director of the Company and Victor Lebouthillier as an advisor to the Board of Directors.

On October 23, 2015, the Board of Directors accepted the resignation of Donald Findlay as Director of the Company.

On October 23, 2015, we granted 1,850,000 stock options to Directors, Executives and Consultants of the Company. The exercise price of the stock options is $0.05, vested immediately, expiring October 23, 2020.

On December 16, 2015, we extended two classes of warrants by two years with all other terms and conditions remaining the same. We approved the expiry extension from January 31, 2016 till January 31, 2018 on 2,167,160 warrants that remain outstanding from the non-brokered private placement that closed on January 31, 2014. The Company approved the expiry extension from February 13, 2016 till February 13, 2018 on 7,227,340 warrants that remain outstanding from the non-brokered private placement that closed on February 13, 2014.

On February 4, 2016, the Company’s Board has appointed Olivier Vincent as an Advisor the Board of Directors and a consultant for a term of one year and granted 100,000 stock options to Olivier Vincent. The exercise price of the stock options is $0.05, vested immediately, expiring February 4, 2021. We issued 100,000 common shares at a price of $0.05 per share on exercise of these options.

On March 9, 2016, we closed a binding Letter Of Intent to acquire 100% of an established profitable private nutritional vitamin/supplement company. The private nutritional vitamin/supplement company has been in business for over 5 years showing good positive cash flows. All products are manufactured by a GMP, NSF, FDA approved manufacturer in the United States. Enertopia has agreed subject to further due diligence, review of financials and financing to a total amount of $350,000 for the acquisition, with $300,000 due on the signing of the Definitive Purchase Agreement. The Definitive Purchase Agreement is expected to be completed before the end of April. The Company did not further pursue this.

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

On May 12, 2016 Enertopia has signed the Definitive Agreement with the Vendor respecting the option to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. These placer mining claims are subject to a 1.5% NSR from commercial production with the Company able to buy back the NSR at the rate of $500,000 per 0.5% NSR.

On May 20, 2016, Enertopia closed the first tranche of a private placement of 6,413,333 units at a price of CAD$0.015 per unit for gross proceeds of USD$74,074 (CAD$96,200). Each Unit consists of one common share of the Company and full non-transferable Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will be exercisable into one further Share (a “Warrant Share”) at a price of US$0.05 per Warrant Share at any time until the close of business on the day which is 18 months from the date of issue of the Warrant, and thereafter at a price of US$0.10 per Warrant Share at any time until the close of business on the day which is 36 months from the date of issue of the Warrant. A cash finders’ fee of USD$5,421 (CAD$7,040) and 469,333 full broker warrants that expire May 20, 2019 was paid to Canaccord Genuity and Haywood.

On June 8, 2016, Enertopia closed its final tranche of a private placement of 3,016,667 units a price of CAD$0.015 per unit for gross proceeds of US$34,390 (CAD$45,250). Each Unit consists of one common share of the Company and full non-transferable Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will be exercisable into one further Share (a “Warrant Share”) at a price of US$0.05 per Warrant Share at any time until the close of business on the day which is 18 months from the date of issue of the Warrant, and thereafter at a price of US$0.10 per Warrant Share at any time until the close of business on the day which is 36 months from the date of issue of the Warrant. A cash finders’ fee of USD$2,508 (CAD$3,300) and 286,666 full broker warrants that expire June 8, 2019 was paid to Canaccord Genuity, Leede Jones Gable, PI Financial and Mackie Research.

On August 9, 2016, we closed the first tranche of a private placement of 4,500,000 units at a price of CAD$0.035 per unit for gross proceeds of USD$120,078 (CAD$157,500). Each unit consists of one common share of our Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of our Company for a period of 24 months from the date of issuance, at a purchase price of USD$0.07.

On August 10, 2016, we retained a private consulting firm to assist with mergers, acquisitions and market awareness for a 12 month contract. The consulting firm operates a resource holding company that has been active in acquiring out of favor mining assets over the past several years. It also provides breaking news, commentary and analysis on listed companies. We engaged and paid the consulting firm USD$75,000.

On August 15, 2016 binding Letter of Intent was signed by us and Genesis Water Technologies, Inc. ("GWT") with regard to the acquisition by Enertopia (the "Acquisition") of the exclusive worldwide licensing rights (the "Licensing Rights") of all of the technology used in the process of recovering and extraction of battery grade lithium carbonate powder Li2CO3 grading 99.5% or higher purity from brine solutions (the "Technology") and covered under patent pending process #XXXXXX (the "Pending Patent"). On August 15, 2016, we issued 250,000 common shares at an exercise price of $0.05 per share as per the binding LOI signed with Genesis Water Technologies Inc.

Subsequent to year end, on September 19, 2016, we entered into a one year Investor Relations Consulting agreement with Duncan McKay. Based on the terms of the agreement, Mr. McKay can earn up to a maximum of 10% commissions on capital raised. We issued 800,000 stock options with an exercise price of $0.07.

Subsequent to year end, on September 23, 2016, we closed the final tranche of a private placement of 3,858,571 units at a price of CAD$0.035 per unit for gross proceeds of CAD$135,050. Each unit consists of one common share of our Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of our Company for a period of 24 months from the date of issuance, at a purchase price of US$0.07. A cash finders’ fee of CAD$3,300 and 286,666 full broker warrants that expire June 8, 2019 was paid to Canaccord Genuity and Leede Jones Gable.

Subsequent to year end, on October 7, 2016, we issued 175,000 common shares of our Company and paid $5,000 to comply with the Definitive Agreement signed May 12, 2016.

Chronological Overview of our Business over the Last Five Years

Upon our inception on November 24, 2004, we were engaged in the acquisition and exploration of natural resource properties. On April 6, 2005 we entered into an Exploration Agreement with Options for Joint Venture with Miranda U.S.A., Inc. We had the option of acquiring an undivided 60% interest in Miranda’s lease in sixty-four mineral claims situated in Eureka County, Nevada. During the fiscal year ended August 31, 2007, we abandoned our option to acquire the 60% interest in the Eureka County mineral lease claims.

Our management determined that the mineral exploration business did not present the best opportunity for our company to realize value for our shareholders at that time, and therefore investigated opportunities for our Company to enter the natural gas and oil exploration sector. Accordingly, we abandoned our previous business plan and focused on the exploration and development of natural gas and oil properties.

On April 16, 2007, we acquired a 25% (net 15%) before payout (12.5% (net 7.5%)) after payout interest in Queensdale, Saskatchewan Project (known as the Queensdale Property) from 0743608 B.C. Ltd., a company controlled by a Director/CEO of our company, for a total cost of CAD$250,000 and 250,000 shares (post consolidation) of our common stock.

On November 30, 2007, we completed the acquisition of all the issued and outstanding common stock of Target Energy pursuant to a share exchange agreement dated October 15, 2007 among our company, as purchaser, and all of the shareholders of Target Energy, as vendors. In exchange for all of the issued and outstanding shares of Target Energy, we issued to the shareholders of Target Energy an aggregate of 6,905,000 shares (post consolidation) of our common stock. Through our acquisition of Target Energy, we acquired an 8% gross interest before payout in the Queensdale, Queensdale West HZ 4A9-25/3A15-25-6-2 W2 well (known as the Queensdale West property). We also acquired a 3.75% net interest in two wells located in Wordsworth, Saskatchewan (known as the Wordsworth property), which had one well at the time of acquisition and eventually would see a second well drilled.

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

On December 8, 2008, Enertopia and its partner were successful in acquiring 800 acres of land in the Coteau Lake project area and our company owned a 50% gross and net interest in a total of 2,080 acres of land in this area.

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

On May 31, 2011, we settled the amount due to related parties into two promissory notes of $80,320 (CAD$84,655) and $90,000. Both promissory notes were unsecured, non-interest bearing and due on May 31, 2012 at an imputed interest rate of 12% per annum upon the settlement. On April 27, 2011, we entered into a debt settlement agreement with one of the holders, a company controlled by the Chairman/CEO of our Company, whereby we issued 360,000 common shares to the holder, and the holder agreed to accept the shares as full and final payment of the promissory note of $90,000. On the same day, we entered into a debt settlement agreement with a company controlled by the Chairman/CEO of our Company, whereby the holder agreed to forgive the repayment of debt for Nil consideration. In connection with the settlements and forgiveness of the above promissory notes, the Company recorded $79,997and $77,415 in additional paid in capital for the gain on settlement of debt, respectively.

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

On July 19, 2011, we entered into a letter of intent and paid US$15,000 deposit to Altar Resources. Subsequent to August 31, 2011, on October 11, 2011, we signed a Mineral Purchase Option Agreement with Altar Resources with respect to an option to earn 100% interest, subject to a 2.5% NSR in a property known as Mildred Peak. The mining claims were located in Arizona, and covered approximately 6,220 acres controlled by Altar Resources directly and indirectly through federal mining claims and state mineral exploration leases. The Company was required to make aggregate cash payments of $881,000 over a five year period and issue an aggregate of 1,000,000 shares of its common stock over a four year period. As at August 31, 2012, Enertopia had made aggregate cash payments of $84,980 and issued 100,000 shares at price of $0.10 per share to Altar Resources, and expensed the exploration costs of $31,423 in relation to the property.

On January 6, 2012, we entered into a share purchase agreement with a third party. The Company agreed to sell to the Purchaser 250,000 units of Lexaria Corp. at a purchase price of US$0.15 per unit, for a total of US$37,500, by the effective closing date of January 6, 2012. In addition, pursuant to the terms of the Agreement, the purchaser had an option, at its sole discretion, to pay US$0.25 per unit or approximately US$62,500 to purchase the remaining 249,893 units on or before March 2, 2012. The Purchaser did not exercise the option to purchase the remaining 249,893 units.

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

As at August 31, 2012, we had acquired a 9.82% (August 31, 2011 – 8.14%) ownership interest in Global Solar Water Power Systems Inc. (“GSWPS”) pursuant to our February 28, 2010 Asset and Share Purchase Agreement with Mr. Mark Snyder. The aggregate purchase cost was $145,500 and an issuance of 500,000 shares of the Company at $0.25 per share for a combined value of $270,500. In November 2012, we obtained a valuation report from RwE Growth Partners Inc. regarding our investment in GSWPS. As a result of the report, the Company’s long-term investment in GSWPS was written down to $68,500 during fiscal 2012.

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

On October 16, 2014, we entered into a termination and settlement agreement, dated effective October 14, 2014, with World of Marihuana Productions Ltd. (“)WOM” and Mathew Chadwick (WOM’s representative and our former director), pursuant to which we relinquished our 31% interest in the joint venture and exchanged mutual releases with WOM and Mr. Chadwick. Mr. Chadwick resigned from our board of directors and as an officer of our company, and WOM returned for cancellation 15,127,287 of our common shares that had been issued to it. Given the foregoing, all relationships between the parties, including but not limited to the joint venture, have been terminated. No production license under the MMPR had been awarded or was forthcoming at the time of termination.

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

On July 30, 2015 we announced the launch of V-Love.co, our product website for V-LoveTM. As at August 31, 2016, with the Company’s strategic direction mostly being focused on natural resources and technology relating to the resource sector, the health and wellness portion of the business is discontinued.

Our Current Business

We are a development stage company pursuing business opportunities in diverse sectors natural resource and technology used in the resource sector:.

Mineral Property

Lithium Property

Enertopia has signed the Definitive Agreement on May 12, 2016 with the Vendor respecting the option to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. These placer mining claims are subject to a 1.5% NSR from commercial production with the Company able to buy back the NSR at the rate of $500,000 per 0.5% NSR.

Purchase Price for the Claims

The consideration payable by Enertopia to the Optionor. pursuant to this Offer shall consist of:

(a)	paying $7,000 on signing the Offer; (paid)

(b)

paying $12,000 on signing of the definitive agreement (the “Agreement”) and issuing 3,500,000 common shares in the capital stock of Enertopia as soon as practicable following the execution of the Agreement, (paid)

(c)	paying an optional $12,000 on or before the six month anniversary of the definitive agreement (the “Agreement”), (paid)

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

LITHIUM TECHNOLOGY

On August 15, 2016, a binding Letter of Intent was signed by Enertopia and Genesis Water Technologies, Inc. ("GWT") with regard to the acquisition by Enertopia (the "Acquisition") of the exclusive worldwide licensing rights (the "Licensing Rights") by Enertopia of all of the technology used in the process of recovering and extraction of battery grade lithium carbonate powder Li2CO3 grading 99.5% or higher purity from brine solutions (the "Technology") and covered under patent pending process #XXXXXX (the "Pending Patent").

Exclusive Licensing Structure. In accordance with the terms of a formal and Definitive Agreement (the “Definitive Agreement”) to be entered into between Enertopia and GWT, Enertopia shall acquire 100% of the Licensing Rights for the Technology in accordance with the exclusive licensing structure set forth below (the "Licensing Structure"). The terms of the Exclusive Licensing Structure shall be as follows:

a.	Upon the execution of this LOI, Enertopia shall issue to GWT 250,000 common shares. (Completed)
b.

Within 30 days of closing of the Definitive Agreement, which is to occur on or before September 15, 2016 or such other date as the Parties may agree, acting reasonably (the "Closing"), Enertopia shall pay to GWT, the sum of $10,000 for bench testing brine or synthetic brine samples enriched in lithium.

c.

Upon the successful bench scale testing of recovering battery grade Lithium carbonate Li2CO3 from brine or synthetic brine samples, as audited by a 3rd party lab, that verifies the results of the June 6/17/2016 feasibility report commissioned by Enertopia, Enertopia shall issue to GWT 250,000 common shares.

d.	Upon the Pending Patent #XXXXXX having been approved by the U.S. Patent and Trademark Office and evidence thereof having been provided to Enertopia, Enertopia shall issue 250,000 common shares to GWT.
e.

Enertopia shall pay the costs for the test pilot plant and associated facilities with a capacity of 50 gallons per minute, such costs estimated to be US$2,150,000 and not to exceed US$ 2,500,000 including building envelope and such testing to be completed by 6 months after final start up.

f.	Enertopia shall also make the following anniversary payments following Closing.
g.

For 2017, the greater of 10% of Enertopia net sales of battery grade Li2CO3 from brine sources or $50,000, such first anniversary payment becoming due on or before the one year anniversary of the signing of the definitive agreement, provided however that Enertopia shall have the option to satisfy this payment through the issuance of treasury units (each, "Unit"), with each Unit consisting of one common share of Enertopia and one common share purchase warrant of Enertopia (each, "Warrant"), with each Warrant being exercisable for a period of 36 months from issuance at a price 1.5 times above the minimum unit pricing allowed by applicable stock exchange policies at such time and based on the previous 10 day volume weighted average pricing on the Canadian Stock Exchange ("CSE");

h.

For 2018, the greater of 10% of Enertopia net sales of battery grade Li2CO3 from brine sources or $150,000, such second anniversary payment becoming due on or before the second anniversary of the signing of the definitive agreement; and

i.

For 2019, the greater of 10% of Enertopia net sales of battery grade Li2CO3 from brine sources or $200,000 per annum, each such anniversary payment becoming due on or before the respective anniversary of the signing of the definitive agreement; and

j.

For 2020, the greater of 10% of Enertopia net sales of battery grade Li2CO3 from brine sources or $200,000 per annum, each such anniversary payment becoming due on or before the respective anniversary of the signing of the definitive agreement; and

k.

For 2021, the greater of 10% of Enertopia net sales of battery grade Li2CO3 from brine sources or $200,000 per annum, each such anniversary payment becoming due on or before the respective anniversary of the signing of the definitive agreement; and

l.

For 2022, the greater of 10% of Enertopia net sales of battery grade Li2CO3 from brine sources or $200,000 per annum, each such anniversary payment becoming due on or before the respective anniversary of the signing of the definitive agreement; and

m.

For 2023, the greater of 10% of Enertopia net sales of battery grade Li2CO3 from brine sources or $200,000 per annum, each such anniversary payment becoming due on or before the respective anniversary of the signing of the definitive agreement.

n.	Note net sales noted above in f.(i) to (vii) to be defined in the definitive agreement.
o.	Licensee life of seven (7) years from signing on the definitive agreement with first right of refusal.
p.	Upon proven commercial viability of test plant Enertopia will source location and capital for commercial production plant with a minimum capacity of 250 gallons per minute.

Definitive Agreement and Closing. Acceptance of this LOI shall be followed by the negotiation and acceptance of the Definitive Agreement which shall incorporate the terms and conditions of this LOI and such other terms, conditions, representations and warranties as are customary for transactions of this nature or as may be reasonably requested by the Parties. This LOI does not set forth all of the matters upon which agreement must be reached in order for the proposed acquisition to be consummated. Completion of the Definitive Agreement shall be followed with Closing of the Acquisition.

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

Alternative Health and Wellness Products-Discontinued

V-LoveTM Gel

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

As at August 31, 2016, with the Company’s strategic direction mostly being focused on natural resources and technology relating to the resource sector, the health and wellness portion of the business is discontinued.

Alternative Health Operations Discontinued

Since June 12, 2015, the Company has had no direct involvement or ownership interest in any active or prospective operations or permit applications under the MMPR.

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

Investments

We currently hold the following investment interests:

Equity Investment in Pro Eco Energy, Inc.

On April 21, 2008, we announced that we had made a $45,000 investment to acquire 8.25% of the equity of Pro Eco Energy USA Ltd., a clean tech energy company involved in designing, developing and installing solar energy solutions for commercial and residential customers. During fiscal year 2014, we entered into an agreement to sell our 8.25% ownership in Pro Eco Energy for $40,000 to Western Standard Energy Corp. (now Dominovas Energy) The purchase price was to be payable as follows: a) $10,000 on December 02, 2013; b) $10,000 on or before December 31, 2013; c) $10,000 on or before January 31, 2014; d) $10,000 on or before February 28, 2014. As at August 31, 2015, we had collected $10,000 of the $40,000 purchase price. As at August 31, 2015, we have received back 600,000 of the 900,000 Pro Eco Energy shares from Western Standard Energy Corp. and the accounts receivable has been settled upon the return of the shares. The Company has no significant influence in Pro Eco Energy.

The value of Pro Eco Energy’s shares have been written to $1 by management during the year ended August 31, 2016 due to management has assessed the value of shares by reviewing Pro Eco Energy’s operation and cash flows situation and concluded it is unlikely to sell Pro Eco Energy’s share in the market.

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

We have incurred $13,067 in research and development expenditures over the last two fiscal years.

Item 1A.	Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Associated with Our Business

Our company has no operating history and an evolving business model,which raises doubt about our ability to achieve profitability or obtain financing.

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

Uncertain demand for mineral resources sector may cause our business plan to be unprofitable.

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

Changes In Environmental Regulations May Have An Impact On Our Operations

We believe that we currently comply with existing environmental laws and regulations affecting our proposed operations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected the industry in the past and additional changes may occur in the future. The company is subject to the Bureau of Land Management (“BLM”), State and potentially other government agencies with respect to its lithium brine business.

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

We depend on our ability to attract, retain and motivate our management team, consultants and advisors. There is strong competition for qualified technical and management personnel in the business sector, and it is expected that such competition will increase. Our planned growth will place increased demands on our existing resources and will likely require the addition of technical personnel and the development of additional expertise by existing personnel. There can be no assurance that our compensation packages will be sufficient to ensure the continued availability of qualified personnel who are necessary for the development of our business.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2016 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2016, we have incurred a net loss of $525,501 for the year ended August 31, 2016 (net loss $1,149,433 for the year ended August 31, 2015) and as at August 31, 2016 has incurred cumulative losses of $12,440,597 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis

Without additional financing to develop our business plan, our business may fail.

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

The high and low bid prices of our common stock on the OTCQB quotation service and Over-the-Counter Bulletin Board for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2016	$0.044	$0.014
May 2016	$0.023	$0.008
February 2016	$0.023	$0.007
November 2015	$0.03	$0.02

August 2015	$0.03	$0.02
May 2015	$0.06	$0.03
February 2015	$0.07	$0.05
November 2014	$0.12	$0.07
August 2014	$0.12	$0.10

(1) The quotations above were obtained from Yahoo Finance, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On October 10, 2016, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.032. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

The high and low bid prices (given in Canadian Dollars) of our common stock on the Canadian Securities Exchange for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2016	$0.06	$0.02
May 2016	$0.04	$0.01
February 2016	$0.03	$0.01
November 2015	$0.04	$0.02
August 2015	$0.04	$0.03
May 2015	$0.06	$0.04
February 2015	$0.10	$0.07
November 2014	$0.13	$0.06
August 2014	$0.24	$0.11

(1) The quotations above were obtained from TD Waterhouse Investor Services, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of October 12, 2016, there were 580 holders of record of our common stock. As of October 12, 2016, 93,562,031 common shares were issued and outstanding3

Our common shares are issued in registered form. Computershare, 2nd Floor, 510 Burrard Street, Vancouver, BC V6C 3B9 (Telephone: 604-661-9400; Facsimile: 604-661-9549) is the transfer agent for our common shares.

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

Recent Sales of Unregistered Securities

On October 23, 2015, the Company granted 1,850,000 stock options to directors, officers and consultant of the Company with an exercise price of $0.05 vested immediately, expiring October 23, 2020. 50,000 stock options were cancelled.

On February 4, 2016, the Company granted 100,000 stock options to Advisor of the Board of the Company with an exercise price of $0.05 vested immediately, expiring February 4, 2021. On February 4, 2016, the Company’s Board has appointed Olivier Vincent as an Advisor the Board of Directors and a consultant for a term of one year. The Company issued 100,000 common shares at an exercise price of $0.05 per share. This position was terminated in June 2016.

On May 12, 2016, the Company issued 3,500,000 shares upon execution of the definitive agreement to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA.

On May 12, 2016, an officer of the Company, Robert McAllister, exercised 240,000 stock options at $0.05 exercise price with net proceeds of $12,000.

On May 20, 2016, the Company closed the first tranche of a private placement of 6,413,333 units at a price of CAD$0.015 per unit for gross proceeds of CAD$96,200. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price $0.05 during the first 18 months and US$0.10 after eighteen months. A cash finders’ fee of CAD$7,040 and 469,333 full broker warrants that expire May 20, 2019 was paid to Canaccord Genuity and Haywood.

On June 8, 2016, the Company closed the final tranche of a private placement of 3,016,667 units at a price of CAD$0.015 per unit for gross proceeds of CAD$45,250. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price $0.05 during the first 18 months and US$0.10 after eighteen months. A cash finders’ fee of CAD$3,300 and 286,666 full broker warrants that expire June 8, 2019 was paid to Canaccord Genuity, Leede Jones Gable, PI Financial and Mackie Research.

On August 9, 2016, the Company closed the first tranche of a private placement of 4,500,000 units at a price of CAD$0.035 per unit for gross proceeds of CAD$157,500. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of US$0.07.

On August 15, 2016, the Company issued 250,000 common shares at an exercise price of $0.05 per share as per the binding LOI signed with Gensis Water Technologies Inc.

Subsequent to year end, on September 23, 2016, we closed the final tranche of a private placement of 3,858,571 units at a price of CAD$0.035 per unit for gross proceeds of CAD$135,050. Each unit consists of one common share of our Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of our Company for a period of 24 months from the date of issuance, at a purchase price of US$0.07. A cash finders’ fee of CAD$3,300 and 286,666 full broker warrants that expire June 8, 2019 was paid to Canaccord Genuity and Leede Jones Gable.

Subsequent to year end, on October 7, 2016, we issued 175,000 common shares of our Company and paid $5,000 to comply with the Definitive Agreement signed May 12, 2016.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
2011Stock Option Plan approved by security holders	500,000	$0.06	4,220,348
2014 Stock Option Plan approved by security holders	2,710,000	$0.06	14,690,000
Total	3,210,000	$0.06	18,910,348

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2016.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled Risk Factors beginning on page 10 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period (beginning September 1, 2016), we intend to:

•	identify and secure sources of equity and/or debt financing for property payments;
•	identify and secure sources of equity and/or debt financing for resource acquisitions;
•	identify and secure sources of equity and/or debt financing for pilot testing for Lithium technology

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2016
Expense	Amount ($)
Mineral Costs	70,000
Bench Tests for Lithium Technology	15,000
Resource Acquisitions	50,000
Management Consulting Fees	175,000
Professional fees	100,000
Rent	24,000
Other general administrative expenses	75,000
Total	$ 509,000

As at the date of this annual report, we do not have sufficient cash on hand to finance our entire potential and estimated $509,000 cash obligation to the proposed spending for the 12 months beginning September 1, 2016. Based on our current cash position of $31,034, we anticipate that we will require $480,000 in additional cash to execute our business plan. In the event that we are unable raise sufficient cash we intend to reduce our planned expenditures to accommodate our means with a view toward prioritizing revenue generating activity and fulfilling our public reporting obligations. As at the date of this registration statement we have no financing arrangements in place.

Results of Operations for our Years Ended August 31, 2016 and 2015

Our net loss and comprehensive loss for our year ended August 31, 2016, for our year ended August 31, 2015 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Year Ended
	Year Ended	Year Ended	August 31, 2016
	August 31,	August 31,	and Year Ended
	2016	2015	August 31, 2015
	$	$	$
Revenue	$(14,315)	$(8,632)	$(5,683)
Cost of Goods Sold	8,335	3,796	4,539
Other (income)expenses	52,992	(94,947)	147,939
General and administrative	478,489	1,249,216	(770,727)
Bank charges and interest	6,780	2,108	4,672
Exploration Costs	11,437	Nil	11,437
Impairment of long- term investments	22,181	6,270	15,911
Consulting fees	234,011	752,319	(518,308)
Professional Fees	76,869	90,612	(13,743)
Net Income (loss)	(525,501)	(1,149,433)	623,932

Other Income and Revenue

The increase in revenue for year ended August 31, 2016, relates to the sales for the new product V-Love that entered the retail market in May 2015. Other income is consistent with prior year. The decrease in other (income) expenses of $52,992 relates to the write down of the V-Love inventory, losses from sale of Lexaria shares and the decrease in market value of Pro Eco shares compared to the other income of $94,947 for year ended August 31, 2015, relates to the cancellation of The Green Canvas Joint Venture with common shares of the Company being returned back to treasury and cancelled.

General and Administrative

Our general and administrative expenses were lower by $770,727 for our year ended August 31, 2016 compared to August 31, 2015. The decrease in costs were largely due non-renewal of consulting contracts by $518,308. In addition the Company decreased costs of $167,360 for advertising, $24,786 for investor relations, $49,999 for rent, $13,209 for travel and $13,743 in professional fees for the year ended August 31, 2016. These decreased costs are due to the Company’s termination of the joint ventures and the Company’s efforts in reducing costs.

Professional Fees

There was a decrease in accounting and legal fees for our year ended August 31, 2016 by $13,743 compared to the prior year due to financings, registration statements and additional legal advice.

Interest Expense

There was a slight increase in interest expense for our year ended August 31, 2016 by $4,672 compared to the prior year. This amount includes foreign exchange differences which is the reason for the slight increase in this amount.

Exploration Costs

There were exploration costs of $11,437 for our year ended August 31, 2016 compared to prior year. This is from the Nevada Lithium properties that the Company has acquired.

Consulting Fees

There was a decrease in consulting fees for the year ended August 31, 2016 compared to August 31, 2015 by $518,308. This was largely due to non-renewal of consulting agreements and the termination of various joint ventures. The Company has entered into various joint venture agreements, advisor and consulting agreements which led to the increased costs in 2015.

Liquidity and Financial Condition

Working Capital	At	At
	August 31,	August 31,
	2016	2015
Current assets	$144,112	$343,927
Current liabilities	376,499	325,037

Working capital surplus/(deficit)	$(232,387)	$18,890

Cash Flows		Year Ended
		August 31,	August 31
		2015	2015
Cash flows (used in) operating activities		$(384,327)	(905,202)
Cash flows from investing activities		98,601	3,000
Cash flows from financing activities		232,603	98,237
Net increase (decrease) in cash during year	$	(53,123)	(803,965)

Operating Activities

Net cash used in operating activities was $384,327 for our year ended August 31, 2016 compared with cash used in operating activities of $905,202 in 2015. The decrease in net cash used in operating activities is due to our Company decrease in prepaid expenses and joint venture agreement terminations compared to August 31, 2015.

Investing Activities

Net cash provided from investing activities was $98,601 for our year ended August 31, 2016 compared to net cash provided in investing activities of $3,000 in the same period in 2015. The increase is from the sale of marketable securities.

Financing Activities

Net cash provided by financing activities was $232,603 for our year ended August 31, 2016 compared to $98,237 in the same period in 2015. This increase is primarily due to increased financings compared to the prior year end.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have a net loss of $525,501 for the year ended August 31, 2016 [2015 – net loss of $1,149,433] and at August 31, 2016 had a deficit accumulated during the exploration stage of $12,440,597 [2015 – $11,915,096]. We generated revenue of $14,315 for the year ended August 31, 2016 [2015 - $8,632]. We have working capital deficit of $232,387 as at August 31, 2016 [2015 – working capital surplus $18,890]. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is exceptionally difficult.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued guidance which simplifies several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for the Company in the first quarter of fiscal 2018 and earlier adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The guidance is effective for the Company in the first quarter of fiscal 2021 and earlier adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its financial statements.

In May 2015, the FASB issued guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share practical expedient. The guidance is effective for the Company in the first quarter of fiscal 2017 and early adoption is permitted. The guidance will have no impact on the Company’s balance sheets or statements of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enertopia Corp.

We have audited the balance sheets of Enertopia Corp. (the “Company”) (formerly Golden Aria Corp.) as at August 31, 2016 and 2015 and the related statements of stockholders’ equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada November 21, 2016
Chartered Professional Accountants

Enertopia Corp.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31	August 31
	2016	2015

ASSETS
Current
Cash and cash equivalents	$31,034	$84,157
Owned securities (Note 4)	18,780	181,950
GST receivable	11,012	23,653
Prepaid expenses and deposit	83,286	15,832
Inventory (Note 6)	-	38,335
Total current assets	144,112	343,927

Non-Current

Long term investments in affiliated company (Note 5)	1	22,183
Mineral properties (Note 7)	83,750	-
Long term investments (Note 5)	1	-
Prepaid for Lithium technology (Note 8)	12,500	-
Total Assets	$240,364	$366,110

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$236,242	$208,749
Deferred revenues	-	40,000
Shares subscription received	1,334	-
Due to related parties (Note 9)	138,923	76,288
Total Current Liabilities	376,499	325,037

STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 89,528,460 common shares at August 31, 2016 and August 31,2015: 71,508,460	89,528	71,508
Additional paid-in capital	12,214,934	11,884,661
Shares to be returned	-	-
Deficit accumulated during the exploration stage	(12,440,597)	(11,915,096)
Total Stockholders' Equity	(136,135)	41,073
Total Liabilities and Stockholders' Equity	$240,364	$366,110

The accompanying notes are an integral part of these financial statements

Enertopia Corp.
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Year Ended
	August 31	August 31
	2016	2015

Revenue
Net Sales	14,315	8,632
Cost of Product Sales	(8,335)	(3,796)

Gross Profit	5,980	4,836

Expenses
Accounting and audit	40,993	52,757
Sales & Marketing	1,887	3,514
Advertising & Promotions	42,134	209,494
Bank charges and interest expense	6,780	2,108
Consulting/Stock Based Compensation	234,011	752,319
Mineral exploration costs	11,437	-
Fees and dues	31,920	33,653
Insurance	16,192	11,565
Investor relations	10,479	35,265
Legal and professional	35,876	37,855
Office and miscellaneous	12,582	9,523
Research and Development	4,608	8,459
Rent	22,285	72,284
Telephone	3,266	3,444
Training & Conferences	666	394
Travel	3,373	16,582

Total expenses	478,489	1,249,216
(Loss) for the year before other items	(472,509)	(1,244,380)

Other income (expense)
Other income	40,000	43,017
Impairment of long term investments	-	(6,270)
Loss on owned securities (Note 4)	(39,966)	58,200
Write down of assets (Note 6)	(30,845)	-
Write down of long term investments (Note 5)	(22,181)	-

Net loss and comprehensive loss for the year	$(525,501)	$(1,149,433)

Basic and diluted (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	81,096,334	77,119,448

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL	STOCK		TOTAL
			PAID-IN	TO BE	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	RETURNED	ACCUMULATED	EQUITY

Balance, August 31, 2014	90,870,747	90,871	14,070,611	(1,713,145)	(10,765,663)	1,682,673

WOM JV Termination, shares back to Treasury	(15,127,287)	(15,127)	(1,667,418)	1,682,545		(0)
Shares returned for contract cancellation C. Hornung	(90,000)	(90)	(30,510)	30,600		-

Stock based compensation			177,596			177,596
Shares issued for PP on January 30	1,665,000	1,665	70,400			72,065
Shares issued for PP on March 12	590,000	590	25,582			26,172
Shares to be returned for JV termination	(6,400,000)	(6,400)	(761,600)			(768,000)
Comprehensive income (loss):

(Loss) for the year					(1,149,433)	(1,149,433)

Balance, August 31, 2015	71,508,460	71,508	11,884,661	-	(11,915,096)	41,073

Stock Based Compensation			37,107			37,107
Stock issued for Consulting Agreement	100,000	100	900			1,000
Shares issued for Definitive Agreement May 12	3,500,000	3,500	61,250			64,750
Shares issued for Stock Option exercise May 12	240,000	240	11,760			12,000
Shares issued for PP on May 20	6,413,333	6,413	66,824			73,237
Share issuance cost for PP on May 20			(5,360)			(5,360)
Shares issued for PP on June 8	3,016,667	3,017	32,627			35,643
Share issuance cost for PP on June 8			(2,599)			(2,599)
Shares issued for PP on August 9	4,500,000	4,500	115,515			120,015
Shares issued per LOI dated August 16	250,000	250	12,250			12,500
Comprehensive income (loss):
(Loss) for the year					(525,501)	(525,501)

Balance, August 31, 2016	89,528,460	89,528	12,214,934	-	(12,440,597)	(136,135)

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Year Ended
	August 31	August 31
	2016	2015

Cash flows used in operating activities

Net Income (loss)	$(525,501)	$(1,149,433)

Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	37,107	177,596
Write down of inventory	30,845	-
Write down of long term investments	22,181	-
Loss from sale of owned securities	40,865	(58,200)
Impairment of owned securities	4,704	6,270
Other non-cash activities	-	3,226
Change in non-cash working capital items:
Accounts receivable	12,641	(2,855)
Prepaid expenses and deposit	(67,454)	218,258
Inventory	7,489	(38,336)
Deferred charges	(40,000)	(46,226)
Accounts payable and accrued liabilities	30,160	(21,116)
Due to related parties	62,637	5,614
Net cash (used in) operating activities	(384,326)	(905,202)

Cash flows from (used in) investing activities
Proceeds from sale of marketable securities	117,601	3,000
Mineral resource properties acquisition	(19,000)	-
Net cash from (used in) investing activities	98,601	3,000

Cash flows from financing activities
Net Proceeds from options exercised	12,000	-
Net proceeds from subscriptions received	220,602	98,237
Net cash from financing activities	232,602	98,237

(Decrease) in cash and cash equivalents	(53,123)	(803,965)

Cash and cash equivalents, beginning of year	84,157	888,122

Cash and cash equivalents, end of year	$31,034	$84,157

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company was an independent natural resource company engaged in the exploration, development and acquisition of natural resources in the United States and Canada. In the fiscal year 2010, the Company shifted its strategic plan from its non-renewal energy operations to its planned renewal energy operations and natural resource acquisition and development. In late summer of 2013, the Company had another business sector in alternative health and wellness. During spring of 2016, the Company shifted its strategic plan to natural resource acquisitions and Lithium brine extraction technology. The Company has offices in Vancouver and Kelowna, B.C., Canada.

2.	GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $232,387 for the year ended August 31, 2016 [surplus of $18,890 for year ended August 31, 2015]. The Company incurred a net loss of $525,501 for the year ended August 31, 2016 [net loss $1,149,433 for the year ended August 31, 2015] and as at August 31, 2016 has incurred cumulative losses of $12,440,597 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company’s shareholders, and ultimately to obtain successful operations. There are no assurances that the Company will be able to obtain further funds required for its continued operations. As noted herein, the Company is pursuing various financing alternatives to meet its immediate and long-term financial requirements. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, it will be unable to conduct its operations as planned, and it will not be able to meet its other obligations as they become due. In such event, the Company will be forced to scale down or perhaps even cease its operations. There is significant uncertainty as to whether the Company can obtain additional financing. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2016 and 2015, cash and cash equivalents consist of cash only.

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

f)	Investments in Affiliated Companies Accounted for Using the Equity Method

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

g)	Long term investments

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

h)	Mineral Properties

Acquisition costs of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time proven or probable reservesare established for that project. Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of mineral properties.

Expenditures relating to exploration activities are expensed as incurred and expenditures relating to pre-extraction activities are expensed as incurred until such time proven or probable reserves are established for that project, after which subsequent expenditures relating to development activities for that particular project are capitalized as incurred.

Where proven and probable reserves have been established, the project’s capitalized expenditures are depleted over proven and probable reserves using the units-of-production method upon commencement of production. Where proven and probable reserves have not been established, the project’s capitalized expenditures are depleted over the estimated extraction life using the straight-line method upon commencement of extraction. The Company has not established proven or probable reserves for any of its projects.

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis and as required whenever indicators of impairment exist. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value.

i)	Stock-Based Compensation

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

j)	Accounting Estimates

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

k)	Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC 220 “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

m)	Foreign Currency Translations

The Company’s operations are located in the United States of America and it has offices in Canada. The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense that was acquired or incurred in a foreign currency is translated into U.S. dollars by the using of the exchange rate in effect at that date. At the year end, monetary assets and liabilities are translated at the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

n)	Financial Instruments

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

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and due to related parties. With the exception of marketable securities, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair value of marketable securities are measured based on quoted prices in active markets. Cash and cash equivalents and marketable securities were in level 1 within the fair value hierarchy.

The Company’s operations are in United States of America and Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

o)	Income Taxes

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

p)	Long-Lived Assets Impairment

In accordance with ASC 360, “Accounting for Impairment or Disposal of Long Lived Assets”, the carrying value of long lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

q)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The management of the Company had estimated the asset retirement obligation to be immaterial and therefore was not reflected on the financial statements as of August 31, 2016 and 2015.

r)	Comprehensive Income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners.

s)	Concentration of credit risk

The Company places its cash and cash equivalent with high credit quality financial institution. As of August 31, 2016, the Company had $218 in a bank beyond insured limit (August 31, 2015: $65,132).

t)	Recently Adopted Accounting Pronouncements

In June 2014, ASU guidance was issued to resolve the diversity of practice relating to the accounting for stock-based performance awards for which the performance target could be achieved after the employee completes the required service period. Adoption of the new guidance, effective for the fiscal year beginning September 1, 2015, had no impact on the Company’s balance sheets or statements of operations or cash flows.

u)	New Accounting Pronouncements

In March 2016, the FASB issued guidance which simplifies several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for the Company in the first quarter of fiscal 2018 and earlier adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its financial statements.

In June 2016, the FASB issued guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available for-sale debt securities and for purchased financial assets with credit deterioration since their origination.

The guidance is effective for the Company in the first quarter of fiscal 2021 and earlier adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its financial statements.

In May 2015, the FASB issued guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share practical expedient. The guidance is effective for the Company in the first quarter of fiscal 2017 and early adoption is permitted. The guidance will have no impact on the Company’s balance sheets or statements of operations or cash flows.

In August 2014, the FASB issued guidance on how to account for and disclose going concern risk. The guidance is effective for the Company in the second quarter of fiscal 2017 and earlier adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its financial statements.

4.	MARKETABLE SECURITIES

As at August 31, 2016 marketable securities consist of 156,500 common shares of Lexaria Corp. obtained through Definitive Agreements as that was signed on March 5, 2014. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Lexaria Corp. was $0.12 per share as at August 31, 2016 (2015: $0.18 per share).

During the year ended August 31, 2016, the Company disposed of 833,500 (2015: 10,000) common shares of Lexaria Corp. with a cost basis of $153,815 (2015: $1,200). The proceeds from the sales of shares were $117,601 (2015: $2,167). Accordingly, a realized loss of $36,216 (2015: realized gain of $967) was recognized in profit or loss. Another impairment charge of $3,750 (2015: $nil) was recorded for the year ended August 31, 2016 for the remaining of 375,000 common shares of Cheetah Oil & Gas Ltd., with a cost basis of $3,750.

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

Pro Eco Energy USA Ltd.

During the year ended August 31, 2008, the Company purchased 900,000 shares in Pro Eco Energy USA Ltd. (“Pro Eco Energy”) for $45,000. During the year ended August 31, 2014, the Company sold its investment in Pro Eco Energy to Western Standard Energy Corp. for $40,000. During the year ended August 31, 2015, 600,000 shares of Pro Eco Energy were returned to the Company and the receivable from Western Standard Energy Corp. was settled. The Company has no significant influence in Pro Eco Energy.

The value of Pro Eco Energy’s shares have been written down to $1 by management during the year ended August 31, 2016 due to management has assessed the value of shares by reviewing Pro Eco Energy’s operation and cash flows situation and concluded it is unlikely to sell Pro Eco Energy’s share in the market.

6.	INVENTORY

During the year ended August 31, 2015, the Company launched a new product line V-Love TM. As at August 31, 2016, the Company has written off the inventory and is no longer selling V-Love TM products. As at August 31, 2016, the Company owns the formulation, but is no longer selling in the retail markets.

7.	MINERAL PROPERTY

Enertopia has signed the Definitive Agreement (the “Agreement”) on May 12, 2016 with Brandon Wilson Association respecting the option to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. These placer mining claims are subject to a 1.5% NSR from commercial production with the Company able to buy back the NSR at the rate of $500,000 per 0.5% NSR.

The consideration payable by Enertopia to Brandon Wilson Association consist of:

(a)	paying $7,000 on signing the Offer; (paid)

(b)	paying $12,000 on signing of the Agreement and issuing 3,500,000 common shares in the capital stock of Enertopia as soon as practicable following the execution of the Agreement, (paid and issued)

(c)	paying an optional $12,000 on or before the six month anniversary of the Agreement; (paid subsequently. Refer to Note 15 (c))

(b)	paying an optional $22,500 on or before the one year anniversary of the Agreement.

The Company is also required to issue additional common shares upon the discovery of a Lithium enriched brine with an average 300ppm Li over 100 foot vertical interval in the enriched lithium brine in the Central Nevada Brine Project. Further, 1,000,000 Bonus Shares will be issued per each successful property discovery meeting the foregoing criteria up to a maximum 3,000,000 Bonus Shares.

8.	PREPAID FOR LITHIUM TECHNOLOGY

On August 15, 2016 a binding Letter of Intent (“LOI’) was signed by Enertopia and Genesis Water Technologies, Inc. ("GWT") with regard to the acquisition by Enertopia of the exclusive worldwide licensing rights (the "Licensing Rights") by Enertopia of all of the technology used in the process of recovering and extraction of battery grade lithium carbonate powder Li2CO3 grading 99.5% or higher purity from brine solutions.

Upon the execution of this LOI, Enertopia issued 250,000 common shares valued at $12,500 to GWT. As at November 23, 2016, final terms of definitive agreement are still under negotiations.

9.	RELATED PARTIES TRANSACTION

For the year ended August 31, 2016, the Company was party to the following related party transactions:

•

Incurred $100,303 (August 31, 2015: $78,000) in consulting fees to the President of the Company. The accounts payable to the President of the Company was $103,774 at the end of the year (August 31, 2015: $53,775);

•

Incurred $68,390 (August 31, 2013: $75,049) in consulting fees to a company controlled by the CFO of the Company. The accounts payable to the CFO of the Company was $35,109 at the end of the year (August 31, 2015: $24,013);

•	Incurred share based compensation expenses of $33,206 in relation to stock options issued to President, CFO and directors (2015: $137,481).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

10.	COMMON STOCK

On February 4, 2016, the Company’s Board has appointed Olivier Vincent as an Advisor to the Board of Directors and a consultant for a term of one year. The Company issued 100,000 common shares valued at $1,000. The shares were issued at an exercise price of $0.05 per share.

On May 12, 2016, the Company issued 3,500,000 shares valued at $64,750 upon execution of the definitive agreement to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. Also see Note 7.

On May 12, 2016, an officer of the Company, Robert McAllister, exercised 240,000 stock options at $0.05 exercise price with proceeds of $12,000.

On May 20, 2016, the Company closed the first tranche of a private placement of 6,413,333 units at a price of CAD$0.015 per unit for gross proceeds of CAD$96,200. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price $0.05 during the first 18 months and $0.10 after eighteen months. A cash finders’ fee of CAD$7,040 and 469,333 full broker warrants that expire May 20, 2019 was paid to Canaccord Genuity and Haywood.

On June 8, 2016, the Company closed the final tranche of a private placement of 3,016,667 units at a price of CAD$0.015 per unit for gross proceeds of CAD$45,250. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price $0.05 during the first 18 months and $0.10 after eighteen months. A cash finders’ fee of CAD$3,300 and 286,666 full broker warrants that expire June 8, 2019 was paid to Canaccord Genuity, Leede Jones Gable, PI Financial and Mackie Research.

On August 9, 2016, the Company closed the first tranche of a private placement of 4,500,000 units at a price of CAD$0.035 per unit for gross proceeds of CAD$157,500. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.07.

On August 15, 2016, the Company issued 250,000 common shares valued at $12,500 as per the binding LOI signed with Genesis Water Technologies Inc. The shares were issued at an exercise price of $0.05 per share Also see Note 8.

As at August 31, 2016, the Company had 89,528,460 shares issued and outstanding.

11.	STOCK OPTIONS AND WARRANTS

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

On October 23, 2015, the Company granted 1,850,000 stock options to directors, officers and consultant of the Company with an exercise price of $0.05 vested immediately, expiring October 23, 2020. 50,000 stock options were cancelled.

On February 4, 2016, the Company granted 100,000 stock options to Advisor of the Board of the Company with an exercise price of $0.05 vested immediately, expiring February 4, 2021.

For the year ended August 31, 2016, the Company recorded $37,107 (August 31, 2015 – $177,595) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the years ended August 31, 2016 and 2015 are presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2015	3,955,000	$0.20
Cancelled	(1,650,000)	0.16-0.70
Expired	(805,000)	0.15-0.20
Exercised	(240,000)	0.05
Granted	1,950,000	0.05
Balance, August 31, 2016	3,210,000	$0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2016	August 31, 2015
Expected volatility	220%-217%	216%-219%
Risk-free interest rate	1.25%-1.43%	1.63%-1.79%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.01-$0.05	$0.06-$0.07

The Company has the following options outstanding and exercisable.

August 31, 2016	Options outstanding			Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.05	100,000*	4.43 years	$0.05	100,000	$0.05
$0.05	1,560,000	4.14 years	$0.05	1,560,000	$0.05
$0.10	1,050,000	3.17 years	$0.10	1,050,000	$0.10
$0.06	500,000	2.18 years	$0.06	500,000	$0.06

	3,210,000	3.53 years	$0.07	3,210,000	$0.07

August 31, 2015	Options outstanding			Options exercisable
		Remaining		Number
	Number	contractual	Exercise	of shares	Exercise
Exercise prices	of shares	life	price	exercisable	Price
$0.10	100,000	4.22 years	$0.10	100,000	$0.10
$0.10	1,600,000	4.18 years	$0.10	1,600,000	$0.10
$0.50	50,000	3.60 years	$0.50	50,000	$0.50
$0.70	500,000	3.57 years	$0.70	500,000	$0.70
$0.35	50,000	3.43 years	$0.35	50,000	$0.35
$0.16	250,000	3.37 years	$0.16	250,000	$0.16
$0.06	550,000	3.18 years	$0.06	550,000	$0.06
$0.15	555,000	0.45 years	$0.15	555,000	$0.15
$0.15	150,000	0.52 years	$0.15	150,000	$0.15
$0.20	100,000	0.19 years	$0.20	100,000*	$0.20
$0.25	50,000	0.75 years	$0.25	50,000	$0.25

	3,955,000	3.09 years	$0.20	3,955,000	$0.20

*These options are cancelled subsequent to year end

Warrants

On December 16, 2015, the Company submitted to the CSE the Form 13 for extending two classes of warrants by two years with all other terms and conditions remaining the same. The Company approved the expiry extension from January 31, 2016 till January 31, 2018 on 2,167,160 warrants that remain outstanding as of August 31, 2016 from the non-brokered private placement that closed on January 31, 2014. The Company approved the expiry extension from February 13, 2016 till February 13, 2018 on 7,227,340 warrants that remain outstanding as of August 31, 2016 from the non-brokered private placement that closed on February 13, 2014. The warrants were evaluated against ASC 815 Derivatives and Hedging, and determined to be equity instrument at initial recognition.

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

A summary of warrants as at August 31, 2016 and August 31, 2015 is as follows:

	Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2015	15,435,085	$0.14
Expired	(708,945)	0.20
Issued	14,685,139	0.06
Balance, August 31, 2016	29,412,139	$0.09

Number	Exercise	Expiry
Outstanding [1]	Price	Date
1,468,000	$0.10	November 26, 2016
1,438,800	$0.10	December 23, 2016
2,167,160	$0.15	January 31, 2018
7,227,340	$0.15	February 13, 2018
1,787,640	$0.10 and $0.15 after 24 months	January 30, 2018
637,200	$0.10 and $0.15 after 24 months	March 12, 2018
6,882,666	$0.05 and $0.10 after 18 months	May 20, 2019
3,3033,333	$0.05 and $0.10 after 18 months	June 8, 2019
4,500,000	$0.07	August 9, 2018
29,412,139

1.	Each warrant entitles a holder to purchase one common share.

12.	COMMITMENTS

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

The following table reconciles the income tax benefit at the U.S. Federal statutory income tax rates to income tax benefit at the Company’s effective tax rates at August 31, 2016 and 2015:

	August 30,	August 30,
	2016	2015

Income (Loss) Before Taxes	$(525,501)	$(1,149,433)
Statutory tax rate	34%	34%
Expected income tax (recovery)	(178,670)	(390,807)
Non-deductible items	12,616	60,383
Change in estimates	(63,512)	7,314
Share issuance costs	(2,706)
Change in valuation allowance	232,271	323,110
Income tax expense (recovery)	$-	$-

Deferred taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at August 31, 2016 and 2015 are comprised of the following:

	August 30,	August 30,
	2016	2015

Net operating loss carry forwards	$3,903,237	$3,704,394
Marketable securities	9,225	(19,788)
Deferred revenue	-	(17,000)
Financing Costs	2,165	-
Capital loss carry forwards	8,313	8,313
	3,922,940	3,675,919
Valuation Allowance	3,922,940	3,675,919
Deferred Tax Assets (Liabilities)	$-	$-

The Company has net operating loss carry forwards of approximately $11,480,109 which may be carried forward to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years. Future tax assets have not been recognized because it is not probable that future taxable profit will be available against which the Company can utilize the benefits therefrom.

Expiry	Enertopia
2025	83,396
2026	-
2027	615,341
2028	350,002
2029	113,828
2030	3,073,726
2031	-
2032	611,284
2033	379,241
2034	4,641,005
2035	1,207,633
2036	404,653
Total	11,480,109

14.	SEGMENTED INFORMATION

The Company conducted the operation in the health and wellness segment throughout 2015 and 2016, where the Company had launched the product V-Love TM . For strategic reasons the Company had discontinued the manufacturing and retail distribution of V-Love TM at the end of fiscal 2016. The Company’s main focus is in the acquisition of natural resources. Accordingly, the Company is operating its business in two reportable segments: alternative health and wellness and natural resource acquisitions, for the year ended August 31, 2016.

The following is a summary of financial information about the Company’s business segments for the years ended August 31, 2016 and 2015:

2016	Alternative Health and	Natural resource
	Wellness	Acquisition

Sales to external customers	$14,315	$-
Operating costs	8,335	11,437
Segment operating (loss)	5,980	11,437
Total assets	144,114	96,250

	Alternative Health and	Natural resource
2015	Wellness	Acquisition

Sales to external customers	$8,632	$-
Cost of sales	3,796	-
Segment operating loss	(4,836)	-
Total assets	366,110	-

Total sales for the years ended August 31, 2016 and 2015, $14,315 and $8,632, respectively, were all derived from Canadian-based customers.

All of the Company’s long-lived assets, which includes mineral properties and other assets are located in Canada and the United States as follows:

	2016	2015

United States	$96,250	$-
Canada	2	22,183
	$96,252	$22,183

15.	SUBSEQUENT EVENTS

a)

On September 19, 2016, the Company entered into a one year Investor Relations Consulting agreement with Duncan McKay. Based on the terms of the agreement, Mr. McKay can earn up to a maximum of 10% commissions on capital raised. The Company issued 800,000 stock options with an exercise price of $0.07.

b)

On September 23, 2016, the Company closed the final tranche of a private placement of 3,858,571 units at a price of CAD$0.035 per unit for gross proceeds of CAD$135,050. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of US$0.07. A cash finders’ fee of CAD$3,300 and 286,666 full broker warrants that expire June 8, 2019 was paid to Canacorrd Genuity and Leede Jones Gable.

c)

On October 7, 2016, the Company issued 175,000 shares of the Company and made cash payments of $5,000 to Foster Wilson as part of the compensation as per Definitive Agreement signed on May 12, 2016. Also see note 7.

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

As of August 31, 2016, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2016, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President and Director	56	November 2007 April 14, 2008
Donald Findlay	Director	70	June 2, 2011 Resigned October 23, 2015
Kevin Brown	Director	54	October 23, 2015
Bal Bhullar	Chief Financial Officer and Director	47	October 9, 2009, February 6, 2015

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

Mr. McAllister has been a corporate consultant since 2004. He has also provided and written business and investment articles from 1996 to 2006 in various North American publications. Mr. McAllister is a resource investment entrepreneur with over 20 years of experience in resource sector evaluations and commodity cycle analysis.

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

Bal Bhullar, Chief Financial Officer and Director

Ms. Bhullar brings over 23 years of diversified entrepreneurial, financial and risk management experience in both private and public companies, in the industries of technology, film, mining, marine, oil & gas, energy, transport, and health and wellness industries. Among some of the areas of experience, Ms. Bhullar brings expertise in entrepreneurial, financial & strategic planning, operational & risk management, regulatory compliance reporting, business expansion, start-up operations, financial modeling, program development, corporate financing, and corporate governance/internal controls. Previously, Ms. Bhullar has held various positions as President of BC Risk Management Association of BC, and has served and currently serves as Director and CFO of private and public companies.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2016, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2016 and 2015; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert McAllister(1) President and Director	2016 2015	$78,000 $78,000	Nil Nil	Nil Nil	Nil Nil	$9,767 $34,370	Nil Nil	Nil Nil	$87,767 $112,370
Donald Findlay Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $34,370	Nil Nil	Nil Nil	Nil $34,370
Kevin Brown Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$9,767 Nil	Nil Nil	Nil Nil	$9.767 Nil
Bal Bhullar(2) Chief Financial Officer and Director	2016 2015	$71,440 $75049	Nil Nil	Nil Nil	Nil Nil	$11,720 $34,370	Nil Nil	Nil Nil	$83,160 $109,419

(1)           On November 30, 2007, Mr. McAllister was appointed as our President and on April 14, 2008 he was appointed as a director. Salary for Mr. McAllister was partially accrued for 2016, 2015 and partially for 2014.

(2)           On February 6, 2015, Ms. Bhullar was appointed as a director. Consulting fees for the CFO were partially accrued for 2016, 2015 and partially for 2014.

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

On November 5, 2013 the Company granted 675,000 stock options to directors, officers, and consultant of the Company with an exercise price of $0.06 vested immediately, expiring November 5, 2018. 125,000 stock options were exercised. 50,000 stock options were cancelled.

On November 3, 2014 the Company granted 2,100,000 stock options to directors, officers, and consultant of the Company with an exercise price of $0.10 vested immediately, expiring November 3, 2019. 1,050,000 stock options were cancelled.

On October 23, 2015, the Company granted 1,850,000 stock options to directors, officers and consultant of the Company with an exercise price of $0.05 vested immediately, expiring October 23, 2020. 50,000 stock options were cancelled.

On February 4, 2016, the Company granted 100,000 stock options to Advisor of the Board of the Company with an exercise price of $0.05 vested immediately, expiring February 4, 2021.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert McAllister	250,000 360,000 500,000			$0.06 $0.10 $0.05	2018/11/05 2019/11/03 2020/10/23
Kevin Brown	500,000			$0.05	2020/10/23
Bal Bhullar	250,000 500,000 600,000			$0,06 $0.10 $0.05	2018/11/05 2019/11/03 2020/10/23

Option Exercises

During our fiscal year ended August 31, 2016, 240,000 stock options were exercised by the CEO of the Company.

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

The following table sets forth, as of October 7, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert McAllister Kelowna, British Columbia, Canada	4,760,000(2)	5.03%
Bal Bhullar Vancouver, British Columbia, Canada	3,651,000(3)	3.80%
Kevin Brown Kelowna, British Columbia, Canada	500,000(4)	.53%
Directors and Executive Officers as a Group (5 people)	8,911,000	9.13%
Total	8,911,000	9.13%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 7, 2016. As of October 7, 2016, there were 93,562,031 shares of our company’s common stock issued and outstanding.

(2)	Includes:

1.	500,000 options which are exercisable at $0.10 into common shares;
2.	360,000 options which are exercisable at $0.05 into common shares;
3.	250,000 options which are exercisable at $0.06 into common shares; and
4.	3,650,000 common shares.

(3)	Includes:

1.	500,000 options which are exercisable at $0.10 into common shares;
2.	600,000 options which are exercisable at $0.05 into common shares;
3.	250,000 options which are exercisable at $0.06 into common shares;
4.	100,000 warrants which are exercisable at $0.15 into common shares;
5.	1,000,000 warrants which are exercisable at $0.05 and $0.10 after 18 months into common shares; and
6.	1,101,000 commons shares.

(4)	Includes:

1.	500,000 options which are exercisable at $0.05 into common shares;

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

For the year ended August 31, 2016, the Company was party to the following related party transactions:

•	Paid /accrued $78,000 (August 31, 2015: $78,000) to the President of the Company in consulting fees.
•	Paid/accrued $90,000CAD (August 31, 2013: $90,000CAD) in consulting fees to a company controlled by the CFO of the Company.
•	$138,923 was payable to the President and a company controlled by a CFO of the Company.
•	Incurred share based compensation expenses of $33,206 in relation to stock options issued to President, CFO and directors (August 31, 2015: $137,481).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

Director Independence

We currently act with three (3) directors, consisting of Robert McAllister, Kevin Brown, and Bal Bhullar. We have determined that Donald Findlay is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2016 and for fiscal year ended August 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2016	August 31, 2015
Audit Fees	28,000	33,645
Audit Related Fees	12,993	16,505
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	40,993.11	50,150

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by MNP LLP for fiscal year ended August 31, 2016.

Audit related Fees. There were $28,000 audit related fees paid to MNP LLP for the fiscal year ended August 31, 2016 and $33,645 for the fiscal year ended August 31, 2015.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2016 and August 31, 2015, we did not use MNP LLP for non-audit professional services or preparation of corporate tax returns.

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
Date: November 21, 2016.

By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 21, 2016.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 21, 2016.

By:	/s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 21, 2016.