Form 10-Q
period 2016-11-30
Enertopia Corp.
filed 2017-01-13
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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
93,562,031 common shares issued and outstanding as of November 30, 2016

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the three months period ended November 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
(A Development Stage Company)
CONDENSED INTERIM BALANCE SHEETS (unaudited)
(Expressed in U.S. Dollars)

	November 30	August 31
	2016	2016

ASSETS
Current
Cash and cash equivalents	$32,841	$31,034
Owned securities (Note 4)	5,400	18,780
Accounts receivable	13,611	11,012
Prepaid expenses and deposit	56,527	83,286

Total current assets	108,379	144,112

Non-Current
Long term investments in affiliated company (Note 5)	1	2
Mineral Property (Note 6)	95,750	83,750
Long term investments (Note 5)	1	-
Lithium Technology (Note 7)	12,500	12,500
Total Assets	$216,631	$240,364

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable	$224,172	$236,242
Shares Subscription Received	-	1,334
Due to related parties (Note 9)	150,009	138,923
Total Current Liabilities	374,181	376,499

STOCKHOLDERS' EQUITY
Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 93,562,031 common shares at November 30, 2016 and August 31,2016: 89,528,460	93,562	89,528
Additional paid-in capital	12,355,197	12,214,934
Deficit accumulated during the exploration stage	(12,606,309)	(12,440,597)
Total Stockholders' Equity	(157,550)	(136,135)
Total Liabilities and Stockholders' Equity	$216,631	$240,364

The accompanying notes are an integral part of these condensed interim financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY

Balance, August 31, 2015	71,508,460	71,508	11,884,661	(11,915,096)	41,073

Stock Based Compensation			37,107		37,107

Stock issued for Consulting Agreement	100,000	100	900		1,000

Shares issued for Definitive Agreement May 12	3,500,000	3,500	61,250		64,750

Shares issued for Stock Option exercise May 12	240,000	240	11,760		12,000

Shares issued for private placement on May 20	6,413,333	6,413	61,464		67,877

Shares issued for private placement on June 8	3,016,667	3,017	30,027		33,044

Shares issued for private placement on August 9	4,500,000	4,500	115,515		120,015

Shares issued per Letter of Intent dated August 16	250,000	250	12,250		12,500

Comprehensive income (loss):
(Loss) for the year				(525,501)	(525,501)

Balance, August 31, 2016	89,528,460	89,528	12,214,934	(12,440,597)	(136,135)

Stock Based Compensation			39,646		39,646

Shares issued for private placement on September 23	3,858,571	3,859	93,792		97,651

Shares issued for Definitive Agreement on May 12	175,000	175	6,825		7,000

Comprehensive income (loss):
(Loss) for the period				(165,712)	(165,712)

Balance, November 30, 2016	93,562,031	93,562	12,355,197	(12,606,309)	(157,550)

The accompanying notes are an integral part of these condensed financial statements

Enertopia Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (unaudited)
(Expressed in U.S. Dollars)

	Quarter Ended
	November 30	November 30
	2016	2015

Revenue
Net Sales	-	(11,810)
Cost of Product Sales	-	6,016

Gross Profit	-	(5,794)

Expenses
Accounting and audit	14,800	40,000
Sales & Marketing	-	1,780
Advertising & Promotions	23,144	10,561
Bank charges and interest expense	1,252	1,987
Consulting/Stock Based Compensation	78,774	90,881
Mineral exploration costs	31,509	-
Fees and dues	11,268	9,298
Insurance	3,548	4,433
Investor relations	4,111	5,005
Legal and professional	6,336	21,698
Office and miscellaneous	(2,379)	(1,804)
Research and Development	-	3,148
Rent	4,724	6,148
Telephone	697	530
Training & Conferences	-	666
Travel	527	737

Total expenses	178,311	195,068

Loss for the period before other items	(178,311)	(189,274)

Other income (expense)
Loss on marketable securities	12,599	29,386
Other expense	-	10,000

Net loss and comprehensive loss for the period	$(165,712)	$(149,888)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	81,823,821	71,508,460

The accompanying notes are an integral part of these condensed financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	Quarter End
	November 30	November 30
	2016	2015
Cash flows used in operating activities

Net Income (loss)	$(165,712)	$(149,888)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	39,646	36,136
Gain on owned securities	(12,599)	(29,386)
Change in non-cash working capital items:	-
Accounts receivable	(2,599)	(3,559)
Prepaid expenses and deposit	26,759	10,551
Inventory	-	5,689
Deferred charges	-	(10,000)
Accounts payable and accrued liabilities	(13,404)	40,513
Due to related parties	11,086	12,000
Net cash (used in) operating activities	(116,823)	(87,944)

Cash flows from (used in) investing activities
Proceeds from sale of marketable securities	25,979	50,287
Mineral resource properties acquisition	(5,000)	-
Net cash from investing activities	20,979	50,287

Cash flows from financing activities
Net proceeds from subscriptions received	97,651	-
Net cash from financing activities	97,651	-
Increase (Decrease) in cash and cash equivalents	1,807	(37,657)
Cash and cash equivalents, beginning of period	31,034	84,157
Cash and cash equivalents, end of period	$32,841	$46,500

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed financial statements

ENRTOPIA CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
November 30, 2016
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited condensed financial statements for the period ended November 30, 2016 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed financial statements should be read in conjunction with the August 31, 2016 audited annual financial statements and notes thereto.

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

The accompanying unaudited condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $265,802 for the quarter ended November 30, 2016 [deficit of $232,387 for the year ended August 31, 2016]. The Company incurred a net loss of $165,712 for the three months ended November 30, 2016 [net loss of $149,888 for the three months ended November 30, 2015] and as at November 30, 2016 has incurred cumulative losses of $12,606,309 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The accompanying unaudit condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2016.

b)	Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments, and assumptions, including those related to revenue recognition, inventory valuation, and stock based compensation (expense and liability). Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results could differ from those estimates and assumptions.

c)	Recently Adopted Accounting Pronouncements

In May 2015, the FASB issued guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share practical expedient. The guidance is effective for the Company in the first quarter of fiscal 2017 and early adoption is permitted. Adoption of the new guidance, effective for the quarter beginning September 1, 2017, had no impact on the Company’s balance sheets or statements of operations or cash flows.

d)	New Accounting Pronouncements

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

As at November 30, 2016 marketable securities consist of 22,500 common shares of Lexaria Corp. obtained through Definitive Agreements as that was signed on March 5, 2014. The Company classified the securities owned as held-for-trade and recorded at fair value.

The fair value of the common shares of Lexaria Corp. was $0.24 per share as at November 30, 2016 (2016: $0.12 per share).

During the quarter end November 30, 2016, the Company disposed of 134,000 (November 30, 2015: 275,000) common shares of Lexaria Corp. with a cost basis of $25,673 (November 30, 2015: $33,000). The proceeds from the sales of sales were $25,979 (November 30, 2015: $50,287). A gain of $12,599 (November 30, 2015: $29,386) was recognized in profit and loss.

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

The value of Pro Eco Energy’s shares have been written down to $1 by management during the year ended August 31, 2016 based on the management’s assessment of Pro Eco Energy’s current operations.

6.	MINERAL PROPERTY

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

The consideration payable by Enertopia to Brandon Wilson Association consist of:

(a)	paying $7,000 on signing the Offer; (paid)

(b)	paying $12,000 on signing of the Agreement and issuing 3,500,000 common shares in the capital stock of Enertopia as soon as practicable following the execution of the Agreement, (paid and issued)

(c)	paying an optional $12,000 on or before the six month anniversary of the Agreement; (paid and issued. Refer to Note 9)

(a)	paying an optional $22,500 on or before the one year anniversary of the Agreement.

The Company is also required to issue additional common shares upon the discovery of a Lithium enriched brine with an average 300ppm Li over 100 foot vertical interval in the enriched lithium brine in the Central Nevada Brine Project. Further, 1,000,000 Bonus Shares will be issued per each successful property discovery meeting the foregoing criteria up to a maximum 3,000,000 Bonus Shares.

7.	PREPAID FOR LITHIUM TECHNOLOGY

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

Upon the execution of this LOI, Enertopia issued 250,000 common shares valued at $12,500 to GWT. Subsequent to November 30, 2016, terms of definitive agreement are finalized and the agreement is signed by Enertopia and GWT. (Note 12)

8.	RELATED PARTIES TRANSACTION

For the three months ended November 30, 2016, the Company was party to the following related party transactions:

•	Incurred $19,500 (November 30, 2015: $19,500) to the President of the Company in consulting fees.
•	Incurred CAD$22,500 (November 30, 2015: CAD$22,500) in consulting fees to a company controlled by the CFO of the Company.
•	$150,009 (August 31, 2016: $138,923) was payable to the President and a company controlled by the CFO of the Company.
•	Incurred share based compensation expenses of $nil in relation to stock options issued for investor relations (November 30, 2015: $23,433).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

On September 23, 2016, the Company closed the final tranche of a private placement of 3,858,571 units at a price of CAD$0.035 per unit for gross proceeds of CAD$135,050. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price $0.07. A cash finders’ fee of CAD$4,830 and 138,000 full broker warrants that expire September 23, 2018 was paid to Canacorrd Genuity and Leede Financial.

On October 7, 2016, the Company issued 175,000 shares per the definitive agreement signed on May 12, 2016 to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. Also see Note 6.

As at November 30, 2016 the Company had 93,562,031 shares issued and outstanding and August 31, 2016, the Company had 89,528,460 shares issued and outstanding.

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

On September 19, 2016, the Company granted 800,000 stock options to consultant of the Company with an exercise price of $0.07 vested immediately, expiring September 19, 2021.

For the three months ended November 30, 2016, the Company recorded $39,646 (November 30, 2016 – $36,136) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the three months ended November 30, 2016 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2016	3,210,000	$ 0.07
Forfeit	(100,000)	0.05
Granted	800,000	0.07
Balance, November 30, 2016	3,910,000	$ 0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	November 30, 2016	August 31, 2016
Expected volatility	223%	220%-217%
Risk-free interest rate	1.22%	1.25%-1.43%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.05	$0.01-$0.05

The Company has the following options outstanding and exercisable.

November 30,	Options outstanding			Options exercisable
2016
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.07	800,000	4.80 years	$0.07	800,000	$0.07
$0.05	1,560,000	3.89 years	$0.05	1,560,000	$0.05
$0.10	1,050,000	2.92 years	$0.10	1,050,000	$0.10
$0.06	500,000	1.93 years	$0.06	500,000	$0.06

	3,910,000	3.57 years	$0.07	3,910,000	$0.07

August 31, 2016	Options outstanding			Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.05	100,000*	4.43 years	$0.05	100,000	$0.05
$0.05	1,560,000	4.14 years	$0.05	1,560,000	$0.05
$0.10	1,050,000	3.17 years	$0.10	1,050,000	$0.10
$0.06	500,000	2.18 years	$0.06	500,000	$0.06

	3,210,000	3.53 years	$0.07	3,210,000	$0.07

Warrants

On December 16, 2015, the Company submitted to the CSE the Form 13 for extending two classes of warrants by two years with all other terms and conditions remaining the same. The Company approved the expiry extension from January 31, 2016 till January 31, 2018 on 2,167,160 warrants that remain outstanding as of November 30, 2016 from the non-brokered private placement that closed on January 31, 2014. The Company approved the expiry extension from February 13, 2016 till February 13, 2018 on 7,227,340 warrants that remain outstanding as of November 30, 2016 from the non-brokered private placement that closed on February 13, 2014. The warrants were evaluated against ASC 815 Derivatives and Hedging, and determined to be equity instrument at initial recognition.

On September 23, 2016, the Company closed the final tranche of a private placement of 3,858,571 units at a price of CAD$0.035 per unit for gross proceeds of CAD$135,050. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price $0.07. A cash finders’ fee of CAD$4,830 and 138,000 full broker warrants that expire September 23, 2018 was paid to Canacorrd Genuity and Leede Financial.

A summary of warrants as at November 30, 2016 and August 31, 2016 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2016	29,412,139	$ 0.09
Expired	(1,468,000)	0.10
Issued	3,996,571	0.07
Balance, November 30, 2016	31,940,710	$ 0.09

Number	Exercise	Expiry
Outstanding [1]	Price	Date
1,438,800	$0.10	December 23, 2016
2,167,160	$0.15	January 31, 2018
7,227,340	$0.15	February 13, 2018
1,787,640	$0.10 and $0.15 after 24 months	January 30, 2018
637,200	$0.10 and $0.15 after 24 months	March 12, 2018
6,882,666	$0.05 and $0.10 after 18 months	May 20, 2019
3,303,333	$0.05 and $0.10 after 18 months	June 8, 2019
4,500,000	$0.07	August 9, 2018
3,996,571	$0.07	September 23, 2018
31,940,710

1.	Each warrant entitles a holder to purchase one common share.

11.	COMMITMENTS - OTHER

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

12.	SUBSEQUENT EVENTS

On December 6, 2016, Enertopia and GWT signed a Definitive Commercial Agreement with regard to the acquisition by Enertopia of the exclusive licensing rights of all of the technology used in the process of recovering and extraction of battery grade lithium carbonate powder Li2CO3 grading 99.5% or higher purity from brine solutions.

The following are key points of the terms of the formal Definitive Commercial Agreement:

a)

Enertopia to pay within 30 days to GWT $10,000 for the bench testing of four lithium brine samples to confirm the June 2016 feasibility report. Upon successful independent 3rd party lab testing of the bench test results, final location will be confirmed for permitting and construction of 50 gpm test pilot facility which will take approximately three months to build.

b)	Upon successful test pilot facility results, start the construction of commercial Lithium recovery production facility.
c)

GWT has granted Enertopia exclusive rights and relicensing rights to the usage of GWT’s patent pending technology covering United States of America, Argentina, Bolivia and Chile as per the Commercialization Agreement in return for 10 per cent of net sales royalty payments for battery grade Lithium Carbonate Li2CO3 produced.

d)	In order to maintain its exclusive rights, Enertopia will need to make the following minimal payments to GWT on the anniversary of signing the definitive agreement:

a.	On or before December 6, 2017, the greater of 10 per cent of Enertopia net Lithium Carbonate Li2CO3 sales from brine sources or $50,000;
b.	On or before December 6, 2018, the greater of 10 per cent of Enertopia net Lithium Carbonate Li2CO3 sales from brine sources or $150,000;
c.	On or before December 6, 2019, the greater of 10 per cent of Enertopia net Lithium Carbonate Li2CO3 sales from brine sources or $200,000;
d.	For 2019 to 2023, the greater of 10 per cent of Enertopia net Lithium Carbonate Li2CO3 sales from brine sources or $200,000 per annum.
e.

Right of first refusal to renew exclusive rights and relicensing rights for another 10 years after the first seven year licensing period on the same net sales terms as those of 2023 or $250,000 per annum.

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

Our Current Business

The Company is diverse in its pursuit of business opportunities in the resource sector.

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

Subsequent to quarter end, on December 6, 2016, we signed a Definitive Commercial Agreement with Genesis

Water Technologies with regard to the acquisition of exclusive licensing rights of the technology as outlined in the agreement.

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

(c)	paying an optional $12,000 on or before the six month anniversary of the definitive agreement (the “Agreement”), (paid and issued)

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

Central Nevada Lithium Brine Project Concessions
BIG SMOKY VALLEY, NYE COUNTY NEVADA

SERIAL
CLAIM NAME	NUMBER	LEAD FILE	CLAIMANT	DATE
BSV1	NMC1132074	NMC1132074	ENERTOPIA	09/03/2016
BSV2	NMC1132075	NMC1132074	ENERTOPIA	09/03/2016
BSV3	NMC1132076	NMC1132074	ENERTOPIA	09/03/2016
BSV4	NMC1132077	NMC1132074	ENERTOPIA	09/03/2016
BSV5	NMC1132078	NMC1132074	ENERTOPIA	09/03/2016
BSV6	NMC1132079	NMC1132074	ENERTOPIA	09/03/2016
BSV7	NMC1132080	NMC1132074	ENERTOPIA	09/03/2016
BSV8	NMC1132081	NMC1132074	ENERTOPIA	09/03/2016
BSV9	NMC1132082	NMC1132074	ENERTOPIA	09/03/2016
BSV10	NMC1132083	NMC1132074	ENERTOPIA	09/03/2016

BSV11	NMC1132084	NMC1132074	ENERTOPIA	09/03/2016
BSV12	NMC1132085	NMC1132074	ENERTOPIA	09/03/2016
BSV13	NMC1132086	NMC1132074	ENERTOPIA	09/03/2016
BSV14	NMC1132087	NMC1132074	ENERTOPIA	09/03/2016
BSV15	NMC1132088	NMC1132074	ENERTOPIA	09/03/2016
BSV16	NMC1132089	NMC1132074	ENERTOPIA	09/03/2016
BSV17	NMC1132090	NMC1132074	ENERTOPIA	09/03/2016
BSV18	NMC1132091	NMC1132074	ENERTOPIA	09/03/2016
BSV19	NMC1132092	NMC1132074	ENERTOPIA	09/03/2016
BSV20	NMC1132093	NMC1132074	ENERTOPIA	09/03/2016
BSV21	NMC1132094	NMC1132074	ENERTOPIA	09/03/2016
BSV22	NMC1132095	NMC1132074	ENERTOPIA	09/03/2016
BSV23	NMC1132096	NMC1132074	ENERTOPIA	09/03/2016
BSV24	NMC1132097	NMC1132074	ENERTOPIA	09/03/2016
BSV25	NMC1132098	NMC1132074	ENERTOPIA	09/03/2016
BSV26	NMC1132099	NMC1132074	ENERTOPIA	09/03/2016
BSV27	NMC1132100	NMC1132074	ENERTOPIA	09/03/2016
BSV28	NMC1132101	NMC1132074	ENERTOPIA	09/03/2016
BSV29	NMC1132102	NMC1132074	ENERTOPIA	09/03/2016
BSV30	NMC1132103	NMC1132074	ENERTOPIA	09/03/2016
BSV31	NMC1132104	NMC1132074	ENERTOPIA	09/03/2016
BSV32	NMC1132105	NMC1132074	ENERTOPIA	09/03/2016
BSV33	NMC1132106	NMC1132074	ENERTOPIA	09/03/2016
BSV34	NMC1132107	NMC1132074	ENERTOPIA	09/03/2016
BSV35	NMC1132108	NMC1132074	ENERTOPIA	09/03/2016
BSV36	NMC1132109	NMC1132074	ENERTOPIA	09/03/2016
BSV37	NMC1132110	NMC1132074	ENERTOPIA	09/03/2016
BSV38	NMC1132111	NMC1132074	ENERTOPIA	09/03/2016
BSV39	NMC1132112	NMC1132074	ENERTOPIA	09/03/2016
BSV40	NMC1132113	NMC1132074	ENERTOPIA	09/03/2016
BSV41	NMC1132114	NMC1132074	ENERTOPIA	09/03/2016
BSV42	NMC1132115	NMC1132074	ENERTOPIA	09/03/2016
BSV43	NMC1132116	NMC1132074	ENERTOPIA	09/03/2016
BSV44	NMC1132117	NMC1132074	ENERTOPIA	09/03/2016
BSV45	NMC1132118	NMC1132074	ENERTOPIA	09/03/2016
BSV46	NMC1132119	NMC1132074	ENERTOPIA	09/03/2016
BSV47	NMC1132120	NMC1132074	ENERTOPIA	09/03/2016
BSV48	NMC1132121	NMC1132074	ENERTOPIA	09/03/2016
BSV49	NMC1132122	NMC1132074	ENERTOPIA	09/03/2016
BSV50	NMC1132123	NMC1132074	ENERTOPIA	09/03/2016
BSV51	NMC1132124	NMC1132074	ENERTOPIA	09/03/2016
BSV52	NMC1132125	NMC1132074	ENERTOPIA	09/03/2016
BSV53	NMC1132126	NMC1132074	ENERTOPIA	09/03/2016
BSV54	NMC1132127	NMC1132074	ENERTOPIA	09/03/2016
BSV55	NMC1132128	NMC1132074	ENERTOPIA	09/03/2016

BSV56	NMC1132129	NMC1132074	ENERTOPIA	09/03/2016
BSV57	NMC1132130	NMC1132074	ENERTOPIA	09/03/2016
BSV58	NMC1132131	NMC1132074	ENERTOPIA	09/03/2016
BSV59	NMC1132132	NMC1132074	ENERTOPIA	09/03/2016
BSV60	NMC1132133	NMC1132074	ENERTOPIA	09/03/2016
BSV61	NMC1132134	NMC1132074	ENERTOPIA	09/03/2016
BSV62	NMC1132135	NMC1132074	ENERTOPIA	09/03/2016
BSV63	NMC1132136	NMC1132074	ENERTOPIA	09/03/2016
BSV64	NMC1132137	NMC1132074	ENERTOPIA	09/03/2016

EDWARDS CREEK VALLEY, CHURCHILL COUNTY NEVADA

CLAIM	SERIAL
NAME	NUMBER	LEAD FILE	CLAIMANT	DATE
BRANDON
ECV1	NMC1132138	NMC1132138	ROBERT	09/04/2016
BRANDON
ECV2	NMC1132139	NMC1132138	ROBERT	09/04/2016
BRANDON
ECV3	NMC1132140	NMC1132138	ROBERT	09/04/2016
BRANDON
ECV4	NMC1132141	NMC1132138	ROBERT	09/04/2016

SMITH CREEK VALLEY, LANDER COUNTY NEVADA

CLAIM	SERIAL
NAME	NUMBER	LEAD FILE	CLAIMANT	DATE
BRANDON
SCV 1	NMC1132142	NMC1132142	ROBERT	09/04/2016
BRANDON
SCV 2	NMC1132143	NMC1132142	ROBERT	09/04/2016
BRANDON
SCV 3	NMC1132144	NMC1132142	ROBERT	09/04/2016
BRANDON
SCV 4	NMC1132145	NMC1132142	ROBERT	09/04/2016

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

On December 6, 2016 a Definitive Commercial Agreement signed by Enertopia and Genesis Water Technologies, Inc. with regard to the acquisition by Enertopia of the exclusive licensing rights (the "Licensing Rights") by Enertopia of all of the technology used in the process of recovering and extraction of battery grade lithium carbonate powder Li2CO3 grading 99.5% or higher purity from brine solutions (the "Technology") and covered under patent pending process #XXXXXX (the "Pending Patent").

In accordance with the terms of the formal Definitive Commercial Agreement (the “Definitive Agreement”) the following are key points are as follows:

e)

Enertopia to pay within 30 days to GWT $10,000 for the bench testing of four lithium brine samples to confirm the June 2016 feasibility report. Upon successful independent 3rd party lab testing of the bench test results, final location will be confirmed for permitting and construction of 50 gpm test pilot facility which will take approximately three months to build.

f)	Upon successful test pilot facility results, start the construction of commercial Lithium recovery production facility.
g)

GWT has granted Enertopia exclusive rights and relicensing rights to the usage of GWT’s patent pending technology covering United States of America, Argentina, Bolivia and Chile as per the Commercialization Agreement in return for 10 per cent of net sales royalty payments for battery grade Lithium Carbonate Li2CO3 produced.

h)	In order to maintain its exclusive rights, Enertopia will need to make the following minimal payments to GWT on the anniversary of signing the definitive agreement:
a.	On or before December 6, 2017, the greater of 10 per cent of Enertopia net Lithium Carbonate Li2CO3 sales from brine sources or $50,000;
b.	On or before December 6, 2018, the greater of 10 per cent of Enertopia net Lithium Carbonate Li2CO3 sales from brine sources or $150,000;
c.	On or before December 6, 2019, the greater of 10 per cent of Enertopia net Lithium Carbonate Li2CO3 sales from brine sources or $200,000;
d.	For 2019 to 2023, the greater of 10 per cent of Enertopia net Lithium Carbonate Li2CO3 sales from brine sources or $200,000 per annum.
e.

Right of first refusal to renew exclusive rights and relicensing rights for another 10 years after the first seven year licensing period on the same net sales terms as those of 2023 or $250,000 per annum.

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

The value of Pro Eco Energy’s shares have been written to $1 by management during the year ended August 31, 2016 based on the management’s assessment of Pro Eco Energy’s current operations.

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

Competition

There is strong competition relating to all aspects of the resource sector. We actively compete for capital, skilled personnel, market share, and in all other aspects of our operations with a substantial number of other organizations. These organizations include small development stage companies like our own, and large, established companies, many of which have greater technical and financial resources than our company.

Compliance with Government Regulation

The exploration and development of mineral properties is subject to various United States federal, state and local and foreign governmental regulations. We may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

Purchase of Significant Acquisition

Not applicable

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

Mineral Properties

Acquisition costs of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time proven or probable reserves are established for that project. Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of mineral properties.

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

Results of Operations – Three Months Ended November 30, 2016 and November 30, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2016, which are included herein.

Our operating results for the three months ended November 30, 2016, for the three months ended November 30, 2015 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended November 30, 2016	Three Months Ended November 30, 2015	Change Between Three Month Period Ended November 30, 2016 and November 30, 2015
Revenue (cost recovery)	$	Nil	$(11,810)	$11,810
Cost of Product Sales		Nil	6,016	(6,016)
Other (income) expenses		(12,599)	(10,000)	(2,599)
General and administrative		178,311	195,068	(16,757)
Bank charges and interest expense		1,252	1,987	(735)
Consulting fees/Stock Based Compensation		78,774	90,881	(12,107)
Exploration Expenses		31,509	Nil	31,509
Professional Fees		21,136	61,698	(40,562)
Net income (loss)		(165,712)	(149,888)	15,824

Our accumulated losses increased to $12,606,309 at November 30, 2016. Our financial statements report revenue of $nil for the three months ended November 30, 2016 compared to $11,810 for the three month period ended November 30, 2015. Our financial statements report a net loss of $165,712 for the three-month period ended November 30, 2016, compared to a net loss of $149,888 for the three-month period ended November 30, 2015. Our net losses have decreased by $15,824 for the three month period ended November 30, 2016. Our general and administrative expenses were lower by $16,757 for November 30, 2016 compared to November 30, 2015. The decrease was largely due to lower consulting fees and stock based compensation of $78,774 for the three month period ended November 30, 2016, compared to $90,881 for November 30, 2015. Additionally, lower advertising and marketing expenses and professional fees for the three month period ended November 30, 2016, compared to November 30, 2015.

As at November 30, 2016, we had $374,181 in current liabilities. The decrease is largely due to repayments were made for accounts payable. Our net cash used in operating activities for the three months ended November 30, 2016 was $116,823 compared to $87,944 used in the three months ended November 30, 2015.

Our total liabilities as of November 30, 2016 were $374,181 as compared to total liabilities of $376,499 as of August 31, 2016.

Liquidity and Financial Condition

Working Capital
	At November 30,	At August 31,
	2016	2016
Current assets	$108,379	$144,112
Current liabilities	(374,181)	(376,499)
Working capital (deficiency)	$(265,802)	$(232,387

Cash Flows
	Three Months Ended
	November 30	November 30
	2016	2015

Cash flows (used in) operating activities	$(116,823)	$(87,944)
Cash flows from financing activities	97,651	50,287
Cash flows from investing activities	20,979	Nil
Net increase (decrease) in cash during period	$1,807	$(37,657)

Operating Activities

Net cash used in operating activities was $116,823 in the three months ended November 30, 2016 compared with net cash used in operating activities of $87,944 in the same period in 2015. The increase in cash used mostly results from decreased operating costs incurred in the current period from the expenses in mineral expenses.

Financing Activities

Net cash provided by financing activities was $97,651 in the three months ended November 30, 2016 compared to $50,287 in the same period in 2015. The cash provided was from the private placements.

Investing Activities

Net cash provided in investing activities was $20,979 in the three months ended November 30, 2016 compared to $Nil in the same period in 2015. The cash provided was form sale of marketable securities and purchase of Lithium Brine properties.

Revenue comparisons for the Quarter ended November 30, 2016 compared to the quarter ended November 30, 2015

For the three month period ended November 30, 2016, the Company had $nil in revenues compared to $11,810 in revenues for the same three month period in the prior year. Product line was discontinued as at August 31, 2016.

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

As of November 30, 2016, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Associated with Business

Our company has no operating history and an evolving business model, which raises doubt about our ability to achieve profitability or obtain financing.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
12/01/2017

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
12/01/2017