Form 10-Q
period 2017-02-28
Enertopia Corp.
filed 2017-04-10
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

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
98,812,031 common shares issued and outstanding as of February 28, 2017

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the six months period ended February 28, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS (unaudited)
(Expressed in U.S. Dollars)

	February 28	August 31
	2017	2016

ASSETS
Current
Cash and cash equivalents	$93,155	$31,034
Marketable securities (Note 4)	-	18,780
Accounts receivable	18,466	11,012
Prepaid expenses and deposit	77,437	83,286
Total current assets	189,058	144,112

Non-Current
Long term investments in affiliated company (Note 5)	-	1
Mineral Property (Note 6)	95,750	83,750
Long term investments (Note 5)	1	1
Lithium Technology (Note 7)	22,500	12,500
Total Assets	$307,309	$240,364

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$233,675	$236,242
Shares Subscription Received	-	1,334
Due to related parties (Note 8)	183,001	138,923
Total Current Liabilities	416,676	376,499

STOCKHOLDERS' EQUITY
Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 98,812,031 common shares at February 28, 2017 and August 31,2016: 89,528,460	98,812	89,528
Additional paid-in capital	12,623,660	12,214,934
Deficit accumulated during the exploration stage	(12,831,839)	(12,440,597)
Total Stockholders' Equity	(109,367)	(136,135)
Total Liabilities and Stockholders' Equity	$307,309	$240,364

The accompanying notes are an integral part of these condensed financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY

Balance, August 31, 2015	71,508,460	71,508	11,884,661	(11,915,096)	41,073

Stock Based Compensation			37,107		37,107
Stock issued for Consulting Agreement	100,000	100	900		1,000
Shares issued for Definitive Agreement May 12	3,500,000	3,500	61,250		64,750
Shares issued for Stock Option exercise May 12	240,000	240	11,760		12,000
Shares issued for PP on May 20	6,413,333	6,413	61,464		67,877
Shares issued for PP on June 8	3,016,667	3,017	30,027		33,044
Shares issued for PP on August 9	4,500,000	4,500	115,515		120,015
Shares issued per LOI dated August 16	250,000	250	12,250		12,500
Comprehensive income (loss):
(Loss) for the year				(525,501)	(525,501)

Balance, August 31, 2016	89,528,460	89,528	12,214,934	(12,440,597)	(136,135)

Stock Based Compensation			138,774		138,774
Shares issued for PP on September 23	3,858,571	3,859	93,792		97,651
Shares issued for Definitive Agreement May 12, Oct 7	175,000	175	6,825		7,000
Shares issued for PP on January 20	1,000,000	1,000	28,792		29,792
Shares issued for PP on February 28	4,250,000	4,250	114,925		119,175
Warrant options issued on February 28			25,618		25,618
Comprehensive income (loss):
(Loss) for the year				(391,242)	(391,242)

Balance, February 28, 2017	98,812,031	98,812	12,623,660	(12,831,839)	(109,367)

The accompanying notes are an integral part of these condensed financial statements

Enertopia Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (unaudited)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28	February 29	February 28	February 29
	2017	2016	2017	2016

Revenue
Net Sales	-	2,204	-	14,014

Cost of Product Sales	-	(1,499)	-	(7,515)

Gross Profit	-	705	-	6,499

Expenses
Accounting and audit	6,563	(12,039)	21,363	27,961
Sales & Marketing	-	21	-	1,801
Advertising & Promotions	55,935	10,002	79,079	20,563
Bank charges and interest expense	561	2,629	1,813	4,616
Consulting/Stock Based Compensation	135,704	50,605	214,478	141,486
Mineral exploration costs	1,160	-	32,669	-
Fees and dues	7,157	12,952	18,425	22,250
Insurance	3,219	4,428	6,767	8,861
Investor relations	-	1,363	4,111	6,368
Legal and professional	1,758	4,083	8,094	25,781
Office and miscellaneous	2,983	7,746	604	5,942
Research and Development	-	1,460	-	4,608
Rent	4,114	5,324	8,838	11,472
Telephone	886	815	1,583	1,345
Training & Conferences	-	-	-	666
Travel	5,206	959	5,733	1,696

Total expenses	225,246	90,348	403,557	285,416

(Loss) for the period before other items	(225,246)	(89,643)	(403,557)	(278,917)

Other income (expense)
Other expense	-	10,000	-	20,000
Gain (loss) on marketable securities	(282)	(74,435)	12,316	(45,049)
Impairment of long term investments	(1)	-	(1)	-

Net loss and comprehensive loss for the period	$(225,529)	$(154,078)	$(391,242)	$(303,966)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	93,670,835	71,536,238	91,811,606	71,522,272

The accompanying notes are an integral part of these condensed financial statements

ENERTOPIA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 28	February 29
	2017	2016

Cash flows used in operating activities

Net Income (loss)	$(391,242)	$(303,966)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	138,774	37,107
Stock issued for services	25,618	1,000
Gain on owned securities	(12,317)	45,049
Impairment of long term investments	1	-
Change in non-cash working capital items:
Accounts receivable	(7,454)	18,898
Prepaid expenses and deposit	5,849	2,544
Inventory	-	6,796
Deferred charges	-	(20,000)
Accounts payable and accrued liabilities	(3,901)	41,039
Due to related parties	44,078	31,810
Net cash (used in) operating activities	(200,594)	(139,723)

Cash flows from (used in) investing activities

Proceeds from sale of marketable securities	31,097	93,911
Mineral resource properties acquisition	(5,000)	-
Acquisition of Lithium technologies	(10,000)	-

Net cash from (used in) investing activities	16,097	93,911

Cash flows from financing activities
Net proceeds from subscriptions received	246,618	-

Net cash from financing activities	246,618	-

Increase (Decrease) in cash and cash equivalents	62,121	(45,812)

Cash and cash equivalents, beginning of period	31,034	84,157

Cash and cash equivalents, end of period	$93,155	$38,345

The accompanying notes are an integral part of these condensed financial statements

ENRTOPIA CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
February 28, 2017
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited condensed financial statements for the period ended February 28, 2017 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed financial statements should be read in conjunction with the August 31, 2016 audited annual financial statements and notes thereto.

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

The accompanying unaudited condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $227,618 for the quarter ended February 28, 2017 [deficit of $232,387 for the year ended August 31, 2016]. The Company incurred a net loss of $391,242 for the six months ended February 28, 2017 [net loss of $303,967 for the six months ended February 29, 2016] and as at February 28, 2017 has incurred cumulative losses of $12,831,839 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2016.

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

In August 2014, the FASB issued guidance on how to account for and disclose going concern risk. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern." The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. The Company has adopted the methodologies prescribed by this ASU by the date required and there is no material impact on the Company’s financial statements.

4.	MARKETABLE SECURITIES

As at February 28, 2017 all marketable securities of the common shares of Lexaria Corp. obtained through Definitive Agreements that was signed on March 5, 2014 has been liquidated.

During the quarter end February 28, 2017, the Company disposed of 22,500 (February 29, 2016: 279,000) common shares of Lexaria Corp. with a cost basis of $7,313 (February 29, 2016: $25,110). The proceeds from the sales of sales were $5,118 (February 29, 2016: $59,100). Accordingly, a loss of $282 (February 29, 2016: $33,990) was recognized in profit and loss.

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

As at February 28, 2017, Pro Eco Energy announced it will be closing out the company and the asset was written down to nil.

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

The consideration payable by Enertopia to Brandon Wilson Association consist of:

(a)	paying $7,000 on signing the Offer; (paid)
(b)	paying $12,000 on signing of the Agreement and issuing 3,500,000 common shares in the capital stock of Enertopia as soon as practicable following the execution of the Agreement, (paid and issued)
(c)	paying an optional $12,000 on or before the six month anniversary of the Agreement; (paid and issued 175,000 common shares of the company. Refer to Note 9)
(a)	paying an optional $22,500 on or before the one year anniversary of the Agreement.

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

The following are key points of the terms of the formal Definitive Commercial Agreement:

a)

Enertopia to pay within 30 days to GWT $10,000 for the bench testing of four lithium brine samples to confirm the June 2016 feasibility report. Upon successful independent 3rd party lab testing of the bench test results, final location will be confirmed for permitting and construction of 50 gpm test pilot facility which will take approximately three months to build. (paid)

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

8.	RELATED PARTIES TRANSACTION

For the six months ended February 28, 2017, the Company was party to the following related party transactions:

•	Incurred $39,000 (February 28, 2016: $39,000) to the President of the Company in consulting fees.
•	Incurred CAD$45,000 (February 28, 2016: CAD$45,000) in consulting fees to a company controlled by the CFO of the Company.
•	$183,001 (August 31, 2016: $138,923) was payable to the President and a company controlled by the CFO of the Company.
•	Incurred share based compensation expenses of $51,070 in relation to stock options issued to officers and directors of the Company (February 28, 2016: $24,404).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

On September 23, 2016, the Company closed the final tranche of a private placement of 3,858,571 units at a price of CAD$0.035 per unit for gross proceeds of CAD$135,050. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price $0.07. A cash finders’ fee of CAD$4,830 and 138,000 full broker warrants that expire September 23, 2018 was paid to Canacorrd Genuity and Leede Jones Gable Inc.

On October 7, 2016, the Company issued 175,000 shares per the definitive agreement signed on May 12, 2016 to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. Also see Note 6.

On January 20, 2017, the Company closed the first tranche of a private placement of 1,000,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD $40,000. Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finders’ fee of CAD$800 and 20,000 full broker warrants that expire January 20, 2019 was paid to Leede Jones Gable Inc.

On February 28, 2017, the Company closed the first tranche of a private placement of 4,250,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD $170,000. Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finders’ fee of CAD$11,100 and 227,500 full broker warrants that expire February 28, 2019 was paid to Leede Jones Gable Inc., Canaccord Genuity and Duncan McKay.

As at February 28, 2017 the Company had 98,812,031 shares issued and outstanding and August 31, 2016, the Company had 89,528,460 shares issued and outstanding.

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

On January 20, 2017, the Company granted 1,535,000 stock options to directors, officers and consultant of the Company with an exercise price of $0.07 vested immediately, expiring January 20, 2022.

On January 31, 2017, the Company granted 1,500,000 stock options to consultant of the Company with an exercise price of $0.07 vested immediately, expiring January 31, 2022.

For the six months ended February 28, 2017, the Company recorded $138,774 (February 29, 2016 – $37,107) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the six months ended February 28, 2017 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2016	3,210,000	$0.07
Cancelled	(250,000)	0.06
Granted	3,835,000	0.07
Balance, February 28, 2017	6,795,000	$0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	February 28, 2017	August 31, 2016
Expected volatility	139%-147%	220%-217%
Risk-free interest rate	1.22%-1.95%	1.25%-1.43%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.03-$0.04	$0.01-$0.05

The Company has the following options outstanding and exercisable.

February 28, 2017	Options outstanding			Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.07	1,500,000	4.92 years	$0.07	1,500,000	$0.07
$0.07	1,535,000	4.89 years	$0.07	1,535,000	$0.07
$0.07	800,000	4.56 years	$0.07	800,000	$0.07
$0.05	1,460,000	3.65 years	$0.05	1,560,000	$0.05
$0.10	1,000,000	2.68 years	$0.10	1,050,000	$0.10
$0.06	500,000	1.68 years	$0.06	500,000	$0.06

	6,795,000	3.73 years	$0.07	6,795,000	$0.07

August 31, 2016	Options outstanding			Options exercisable
	Number	Remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual	Price	of shares	Price
		life		exercisable
$0.05	100,000	4.43 years	$0.05	100,000	$0.05
$0.05	1,560,000	4.14 years	$0.05	1,560,000	$0.05
$0.10	1,050,000	3.17 years	$0.10	1,050,000	$0.10
$0.06	500,000	2.18 years	$0.06	500,000	$0.06

	3,210,000	3.53 years	$0.07	3,210,000	$0.07

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

On January 20, 2017, the Company closed the first tranche of a private placement of 1,000,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD $40,000. Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finders’ fee of CAD$800 and 20,000 full broker warrants that expire January 20, 2019 was paid to Leede Jones Gable Inc.

On February 28, 2017, the Company closed the first tranche of a private placement of 4,250,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD $170,000. Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finders’ fee of CAD$11,100 and 227,500 full broker warrants that expire February 28, 2019 was paid to Leede Jones Gable Inc., Canaccord Genuity and Duncan McKay.

On February 28, 2017, the Company signed a Letter of Engagement with Adam Mogil and issued 1,000,000 warrant options to convert to 1,000,000 common shares to Adam Mogil to provide corporate services. The warrants have an exercise price of $0.09 and expire August 28, 2017.

A summary of warrants as at February 28, 2017 and August 31, 2016 is as follows:

	Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2016	29,412,139	$0.09
Expired	(2,906,800)	0.10
Issued	10,494,071	0.07
Balance, February 28, 2017	36,999,410	$0.09

Number	Exercise	Expiry
Outstanding [1]	Price	Date
4,477,500	$0.06	February 28, 2019
1,000,000	$0.09	August 28, 2017
1,020,000	$0.06	January 20,2019
2,167,160	$0.15	January 31, 2018
7,227,340	$0.15	February 13, 2018
1,787,640	$0.10 and $0.15 after 24 months	January 30, 2018
637,200	$0.10 and $0.15 after 24 months	March 12, 2018
6,882,666	$0.05 and $0.10 after 18 months	May 20, 2019
3,303,333	$0.05 and $0.10 after 18 months	June 8, 2019
4,500,000	$0.07	August 9, 2018
3,996,571	$0.07	September 23, 2018
36,999,410

1.	Each warrant entitles a holder to purchase one common share.

11.	COMMITMENTS - OTHER

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

The Company is actively pursuing business opportunities in the resource sector, whereby we signed a definitive agreement for a Lithium Brine in May 2016. The Company continued in the health and wellness sector throughout 2015 and 2016, where the Company had launched a women’s health product. For strategic reasons the Company had discontinued the manufacturing and retail distribution of the women’s health product at the end of fiscal 2016. The Company’s main focus is in natural resource sector and patent pending technology used for Lithium extraction through brines.

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

On April 8, 2014, we granted 50,000 fully vested stock options to a consultant of our Company, Taven White. The stock options are exercisable at $0.50 per share and expire on April 8, 2019. This stock option agreement has been cancelled.

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

On April 10, 2014 a letter of intent, was executed on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”). The Company issued the 38,297 common shares at a deemed price of $0.47 per the terms of the Letter of Intent to lease space in Ontario. On August 1, 2014 the Company signed an extension to the Letter of intent executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014, as per the terms of the extension, 118,416 common shares of the Company were issued at a deemed price of $0.19 per share. This agreement was not renewed and terminated.

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

On April 24, 2014 we entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract we issued to Mr. Shaxon 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Shaxon can be eligible to receive up to a total of 472,500 common shares of our Company. We amended the consulting agreement on June 18, 2014, following which Mr. Shaxon became eligible to receive up to a total of 1,350,000 common shares of our Company. Based on achievement of the milestones listed in the amended contract, we issued to Mr. Shaxon 135,000 common shares at a deemed price of $0.14 on July 14, 2014. This agreement was not renewed and terminated.

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

On April 24, 2014 we entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract we issued 90,000 common shares at a deemed price of $0.34. Based on the milestones listed in the contract, Mr. Springett was eligible to receive up to a total of 472,500 common shares of the Company. We amended the agreement on June 18, 2014 further to which Mr. Springett became eligible to receive up to a total of 1,350,000 common shares of our Company. Based on achievement of the milestones listed in the amended contract, we issued Mr. Springett 135,000 common shares at a deemed price of $0.14 on July 14, 2014. This agreement was not renewed and terminated.

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

On January 20, 2017, the Company closed the first tranche of a private placement of 1,000,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD $40,000. Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finders’ fee of CAD$800 and 20,000 full broker warrants that expire January 20, 2019 was paid to Leede Jones Gable Inc.

On January 20, 2017, the Company granted 1,535,000 stock options to directors, officers and consultant of the Company with an exercise price of $0.07 vested immediately, expiring January 20, 2022.

On January 31, 2017, the Company granted 1,500,000 stock options to consultant of the Company with an exercise price of $0.07 vested immediately, expiring January 31, 2022.

On February 28, 2017, the Company closed the first tranche of a private placement of 4,250,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD $170,000. Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finders’ fee of CAD$11,100 and 227,500 full broker warrants that expire February 28, 2019 was paid to Leede Jones Gable Inc., Canaccord Genuity and Duncan McKay.

On February 28, 2017, the Company signed a Letter of Engagement with Adam Mogil and issued 1,000,000 warrant options to convert to 1,000,000 common shares to Adam Mogil to provide corporate services. The warrants have an exercise price of $0.09 and expire August 28, 2017.

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

(c)	paying an optional $12,000 on or before the six month anniversary of the definitive agreement (the “Agreement”), (paid and issued 175,000 common shares of the Company)

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

Central Nevada Lithium Brine Project Concessions
BIG SMOKY VALLEY, NYE COUNTY NEVADA

SERIAL
CLAIMNAME	NUMBER	LEADFILE	CLAIMANT	DATE
BSV1	NMC1132074	NMC1132074	ENERTOPIA	09/03/2016
BSV2	NMC1132075	NMC1132074	ENERTOPIA	09/03/2016
BSV3	NMC1132076	NMC1132074	ENERTOPIA	09/03/2016
BSV4	NMC1132077	NMC1132074	ENERTOPIA	09/03/2016
BSV5	NMC1132078	NMC1132074	ENERTOPIA	09/03/2016
BSV6	NMC1132079	NMC1132074	ENERTOPIA	09/03/2016
BSV7	NMC1132080	NMC1132074	ENERTOPIA	09/03/2016
BSV8	NMC1132081	NMC1132074	ENERTOPIA	09/03/2016
BSV9	NMC1132082	NMC1132074	ENERTOPIA	09/03/2016
BSV10	NMC1132083	NMC1132074	ENERTOPIA	09/03/2016
BSV11	NMC1132084	NMC1132074	ENERTOPIA	09/03/2016
BSV12	NMC1132085	NMC1132074	ENERTOPIA	09/03/2016
BSV13	NMC1132086	NMC1132074	ENERTOPIA	09/03/2016
BSV14	NMC1132087	NMC1132074	ENERTOPIA	09/03/2016
BSV15	NMC1132088	NMC1132074	ENERTOPIA	09/03/2016
BSV16	NMC1132089	NMC1132074	ENERTOPIA	09/03/2016
BSV17	NMC1132090	NMC1132074	ENERTOPIA	09/03/2016
BSV18	NMC1132091	NMC1132074	ENERTOPIA	09/03/2016
BSV19	NMC1132092	NMC1132074	ENERTOPIA	09/03/2016
BSV20	NMC1132093	NMC1132074	ENERTOPIA	09/03/2016
BSV21	NMC1132094	NMC1132074	ENERTOPIA	09/03/2016
BSV22	NMC1132095	NMC1132074	ENERTOPIA	09/03/2016
BSV23	NMC1132096	NMC1132074	ENERTOPIA	09/03/2016
BSV24	NMC1132097	NMC1132074	ENERTOPIA	09/03/2016
BSV25	NMC1132098	NMC1132074	ENERTOPIA	09/03/2016
BSV26	NMC1132099	NMC1132074	ENERTOPIA	09/03/2016
BSV27	NMC1132100	NMC1132074	ENERTOPIA	09/03/2016
BSV28	NMC1132101	NMC1132074	ENERTOPIA	09/03/2016
BSV29	NMC1132102	NMC1132074	ENERTOPIA	09/03/2016
BSV30	NMC1132103	NMC1132074	ENERTOPIA	09/03/2016
BSV31	NMC1132104	NMC1132074	ENERTOPIA	09/03/2016
BSV32	NMC1132105	NMC1132074	ENERTOPIA	09/03/2016
BSV33	NMC1132106	NMC1132074	ENERTOPIA	09/03/2016
BSV34	NMC1132107	NMC1132074	ENERTOPIA	09/03/2016
BSV35	NMC1132108	NMC1132074	ENERTOPIA	09/03/2016
BSV36	NMC1132109	NMC1132074	ENERTOPIA	09/03/2016
BSV37	NMC1132110	NMC1132074	ENERTOPIA	09/03/2016
BSV38	NMC1132111	NMC1132074	ENERTOPIA	09/03/2016
BSV39	NMC1132112	NMC1132074	ENERTOPIA	09/03/2016
BSV40	NMC1132113	NMC1132074	ENERTOPIA	09/03/2016
BSV41	NMC1132114	NMC1132074	ENERTOPIA	09/03/2016
BSV42	NMC1132115	NMC1132074	ENERTOPIA	09/03/2016
BSV43	NMC1132116	NMC1132074	ENERTOPIA	09/03/2016
BSV44	NMC1132117	NMC1132074	ENERTOPIA	09/03/2016
BSV45	NMC1132118	NMC1132074	ENERTOPIA	09/03/2016
BSV46	NMC1132119	NMC1132074	ENERTOPIA	09/03/2016
BSV47	NMC1132120	NMC1132074	ENERTOPIA	09/03/2016
BSV48	NMC1132121	NMC1132074	ENERTOPIA	09/03/2016
BSV49	NMC1132122	NMC1132074	ENERTOPIA	09/03/2016
BSV50	NMC1132123	NMC1132074	ENERTOPIA	09/03/2016
BSV51	NMC1132124	NMC1132074	ENERTOPIA	09/03/2016
BSV52	NMC1132125	NMC1132074	ENERTOPIA	09/03/2016
BSV53	NMC1132126	NMC1132074	ENERTOPIA	09/03/2016
BSV54	NMC1132127	NMC1132074	ENERTOPIA	09/03/2016
BSV55	NMC1132128	NMC1132074	ENERTOPIA	09/03/2016
BSV56	NMC1132129	NMC1132074	ENERTOPIA	09/03/2016
BSV57	NMC1132130	NMC1132074	ENERTOPIA	09/03/2016
BSV58	NMC1132131	NMC1132074	ENERTOPIA	09/03/2016
BSV59	NMC1132132	NMC1132074	ENERTOPIA	09/03/2016
BSV60	NMC1132133	NMC1132074	ENERTOPIA	09/03/2016
BSV61	NMC1132134	NMC1132074	ENERTOPIA	09/03/2016
BSV62	NMC1132135	NMC1132074	ENERTOPIA	09/03/2016
BSV63	NMC1132136	NMC1132074	ENERTOPIA	09/03/2016
BSV64	NMC1132137	NMC1132074	ENERTOPIA	09/03/2016

EDWARDS CREEK VALLEY, CHURCHILL COUNTY NEVADA

CLAIM	SERIAL
NAME	NUMBER	LEADFILE	CLAIMANT	DATE

ECV1	NMC1132138	NMC1132138	BRANDON ROBERT	09/04/2016

ECV2	NMC1132139	NMC1132138	BRANDON ROBERT	09/04/2016

ECV3	NMC1132140	NMC1132138	BRANDON ROBERT	09/04/2016

ECV4	NMC1132141	NMC1132138	BRANDON ROBERT	09/04/2016

SMITH CREEK VALLEY, LANDER COUNTY NEVADA

CLAIM	SERIAL
NAME	NUMBER	LEADFILE	CLAIMANT	DATE

SCV1	NMC1132142	NMC1132142	BRANDON ROBERT	09/04/2016

SCV2	NMC1132143	NMC1132142	BRANDON ROBERT	09/04/2016

SCV3	NMC1132144	NMC1132142	BRANDON ROBERT	09/04/2016

SCV4	NMC1132145	NMC1132142	BRANDON ROBERT	09/04/2016

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

On February 28, 2017, Pro Eco Energy announced it is closing its business. The Company will write down the asset to nil.

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

Results of Operations – Three Months Ended February 28, 2017 and February 29, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2016, which are included herein.

Our operating results for the three months ended February 28, 2017, for the three months ended February 29, 2016 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended February 28, 2017	Three Months Ended February 29, 2016	Change Between Three Month Period Ended February 28, 2017 and February 29, 2016
Revenue (cost recovery)	$	Nil	$(2,204)	$2,204
Cost of Product Sales		Nil	1,499	(1,499)
Other (income) expenses		Nil	(10,000)	10,000
General and administrative		225,246	90,348	134,898
Bank charges and interest expense		561	2,629	(2,068)
Consulting fees/Stock Based		135,704	50,605	85,099
Compensation
Exploration Expenses		1,160	Nil	1,160
Professional Fees		8,321	(7,956)	16,277
Net income (loss)		(225,529)	(154,078)	(71,451)

Our accumulated losses increased to $12,831,839 at February 28, 2017. Our financial statements report revenue of $nil for the three months ended February 28, 2017 compared to $2,204 for the three month period ended February 29, 2016. Our financial statements report a net loss of $225,529 for the three-month period ended February 28, 2017, compared to a net loss of $154,078 for the three-month period ended February 29, 2016. Our net losses have increased by $71,451 for the three-month period ended February 28, 2017. Our general and administrative expenses were higher by $134,898 for February 28, 2017 compared to February 29, 2016. The increase was largely due to stock based compensation of $138,774 for the three-month period ended February 28, 2017, compared to $37,107 for February 29, 2016. Additionally, higher advertising and marketing expenses by $45,933 for the three month period ended February 28, 2017, compared to February 29, 2016.

Results of Operations – Six Months Ended February 28, 2017 and February 29, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2017, which are included herein.

Our operating results for the six months ended February 28, 2017, for the six months ended February 29, 2016 and the changes between those periods for the respective items are summarized as follows:

		Six Months Ended February 28, 2017	Six Months Ended February 29, 2016	Change Between Six Month Period Ended February 28, 2017 and February 29, 2016
Revenue (cost recovery)	$	Nil	$14,014	$14,014
Cost of Product Sales		Nil	7,515	(7,515)
Other (income) expenses		Nil	(20,000)	20,000
General and administrative		403,557	285,416	118,141
Bank charges and interest expense		1,813	4,616	(2,803)
Consulting fees/Stock Based		214,478	141,486	72,992
Compensation
Exploration Expenses		32,669	nil	32,669
Professional Fees		29,457	53,742	(24,195)
Net income (loss)		(391,242)	(303,966)	87,276

Our accumulated losses increased to $12,831,839 as at February 28, 2017. Our financial statements report a net loss of $391,242 for the six month period ended February 28, 2017, compared to a net loss of $303,966 for the six month period ended February 29, 2016. Our net losses have increased by $87,276 for the six month period ended February 28, 2017, our general and administrative expenses were higher by $118,141 for February 28, 2017 compared to February 29, 2016. The increase was due to higher consulting and stock based compensation costs of 214,478 for the six month period ended February 28, 2017, compared to $141,486 for February 29, 2016. The high costs during 2016 costs were largely due to granting stock options to various consultants. Additionally, higher advertising and marketing expenses by $58,513 for the six month period ended February 28, 2017, compared to February 29, 2016.

As at February 28, 2017, we had $416,676 in current liabilities. The increase is largely due to increase in payables and amounts due to related parties. Our net cash used in operating activities for the six months ended February 28, 2017 was $200,594 compared to $139,723 used in the six months ended February 29, 2016. The increase in cash used in operating activities was in increased expenses due to the lithium technology operations.

Our total liabilities as of February 28, 2017 were $416,676 as compared to total liabilities of $376,499 as of August 31, 2016.

Liquidity and Financial Condition

Working Capital
	At February 28,	At August 31,
	2017	2016
Current assets	$189,058	$144,112
Current liabilities	(416,676)	(376,499)
Working capital (deficiency)	$(227,618)	$(232,387)

Cash Flows
	Six Months Ended
	February 28,	February 29,
	2017	2016

Cash flows (used in) operating activities	$(200,594)	$(139,723)
Cash flows from financing activities	246,618	Nil
Cash flows from investing activities	16,097	93,911
Net increase (decrease) in cash during period	$62,121	$(45,812)

Operating Activities

Net cash used in operating activities was $200,594 in the six months ended February 28, 2017 compared with net cash used in operating activities of $139,723 in the same period in 2016. The increase in cash used mostly results from increased operating costs incurred in the current period from the expenses in mineral expenses.

Financing Activities

Net cash provided by financing activities was $246,618 in the six months ended February 28, 2017 compared to $nil the same period in 2017. The cash provided was from the private placements.

Investing Activities

Net cash provided in investing activities was $16,097 in the six months ended February 28, 2017 compared to $93,911 in the same period in 2016. The cash provided was form sale of marketable securities and purchase of Lithium Brine properties.

Revenue comparisons for the Quarter ended February 28, 2017 compared to the quarter ended February 29, 2016

For the six month period ended February 28, 2017, the Company had $nil in revenues compared to $14,014 in revenues for the same six month period in the prior year. Product line was discontinued as at August 31, 2016.

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

As of February 28, 2017, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

*Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form 2 dated January 10, 2006.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
05/04/2017

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer