Form 10-Q
period 2017-05-31
Enertopia Corp.
filed 2017-07-12
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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
102,298,031 common shares issued and outstanding as of May 31, 2017

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed interim financial statements for the nine months period ended May 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31	August 31
	2017	2016

ASSETS
Current
Cash and cash equivalents	$222,702	$31,034
Marketable securities (Note 4)	-	18,780
Accounts receivable	6,773	11,012
Prepaid expenses and deposit	46,519	83,286
Total current assets	275,994	144,112
Non-Current
Long term investments in affiliated company (Note 5)	-	2
Mineral Property (Note 6)	-	83,750
Long term investments (Note 5)	1	-
Lithium Technology (Note 7)	22,500	12,500
Total Assets	$298,495	$240,364

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$209,550	$236,242
Shares Subscription Received	-	1,334
Due to related parties (Note 8)	194,151	138,923
Total Current Liabilities	403,701	376,499

STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 102,298,031 common shares at May 31, 2017 and August 31,2016: 89,528,460	102,299	89,528
Additional paid-in capital	12,875,361	12,214,934
Deficit accumulated during the exploration stage	(13,082,866)	(12,440,597)
Total Stockholders' Equity	(105,206)	(136,135)
Total Liabilities and Stockholders' Equity	$298,495	$240,364

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY
Balance, August 31, 2015	71,508,460	$71,508	$11,884,661	$(11,915,096)	$41,073
Stock Based Compensation			37,107		37,107
Stock issued for Consulting Agreement	100,000	100	900		1,000
Shares issued for Definitive Agreement May 12	3,500,000	3,500	61,250		64,750
Shares issued for Stock Option exercise May 12	240,000	240	11,760		12,000
Shares issued for Private Placement on May 20	6,413,333	6,413	61,464		67,877
Shares issued for Private Placement on June 8	3,016,667	3,017	30,027		33,044
Shares issued for Private Placement on August 9	4,500,000	4,500	115,515		120,015
Shares issued per Letter of Intent dated August 16	250,000	250	12,250		12,500
Comprehensive income (loss):
(Loss) for the year				(525,501)	(525,501)

Balance, August 31, 2016	89,528,460	$89,528	$12,214,934	$(12,440,597)	$(136,135)
Stock Based Compensation			175,235		175,235
Shares issued for Private Placement on September 23	3,858,571	3,859	93,792		97,651
Shares issued for Definitive Agreement May 12, Oct 7	175,000	175	6,825		7,000
Shares issued for Private Placement on January 20	1,000,000	1,000	28,600		29,600
Shares issued for Private Placement on February 28	4,250,000	4,250	115,119		119,369
Warrant options issued on February 28			25,617		25,617
Warrant conversion on Apr 21	95,500	96	5,590		5,686
Warrant conversion on Apr 28	166,500	167	11,488		11,655
Shares issued for Private Placement on Apr 28	3,224,000	3,224	198,161		201,385
Comprehensive income (loss):				(642,269)	(642,269)
(Loss) for the period
Balance, May 31, 2017	102,298,031	$102,299	$12,875,361	$(13,082,866)	$(105,206)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

Enertopia Corp.
UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31	May 31	May 31	May 31
	2017	2016	2017	2016
Revenue
Net Sales	$-	$244	$-	$14,258
Cost of Product Sales	-	(596)		(8,113)
Gross Profit	-	(352)	-	6,145

Expenses
Accounting and audit	4,468	8,002	25,831	35,963
Sales & Marketing	-	86	-	1,887
Advertising & Promotions	38,049	10,112	117,128	30,675
Bank charges and interest expense	242	1,337	2,055	5,953
Consulting/Stock Based Compensation	73,773	46,777	288,251	188,263
Mineral exploration costs	10,810	5,000	43,479	5,000
Fees and dues	7,475	4,493	25,900	26,743
Insurance	3,001	3,783	9,768	12,644
Investor relations	-	-	4,111	6,368
Legal and professional	3,397	6,411	11,491	32,192
Office and miscellaneous	(472)	3,475	131	9,417
Research and Development	-	-	-	4,608
Rent	3,776	5,395	12,614	16,867
Telephone	651	662	2,234	2,007
Training & Conferences	1,643	-	1,643	665
Travel	8,464	647	14,198	2,343

Total expenses	155,277	96,180	558,834	381,595

(Loss) for the period before other items	(155,277)	(96,532)	(558,834)	(375,450)

Other income (expense)
Other income	-	10,000	-	30,000
Impairment of long term investments	-	-	(1)	-
Gain and loss on marketable securities	-	2,495	12,316	(42,555)
Write down of assets	(95,750)	-	(95,750)	-

Net loss and comprehensive loss for the period	$(251,027)	$(84,037)	$(642,269)	$(388,005)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	102,298,031	73,164,577	102,298,031	72,070,023

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Nine Months Ended
	May 31	May 31
	2017	2016
Cash flows used in operating activities
Net Loss	$(642,269)	$(388,005)
Changes to reconcile net loss to net cash used in operating activities
Consulting - Stock based compensation	175,235	37,107
Stock issued for services	25,618	1,000
Write down of properties	95,750	-
Gain (loss) on marketable securities	(12,316)	42,555
Impairment of long term investments	1	-
Change in non-cash working capital items:
Accounts receivable	4,239	8,093
Prepaid expenses and deposit	36,768	(1,896)
Inventory	-	7,418
Deferred charges	-	(30,000)
Accounts payable and accrued liabilities	(26,691)	42,049
Due to related parties	55,228	49,530

Net cash (used in) operating activities	(288,437)	(232,149)

Cash flows from (used in) investing activities

Proceeds from sale of marketable securities	31,096	114,810
Mineral resource properties acquisition	(5,000)	(19,000)
Acquisition of Lithium technology	(10,000)	-
Net cash from investing activities	16,096	95,810

Cash flows from financing activities
Net Proceeds from Options exercised	-	12,000
Net Proceeds from Warrants exercised	17,340	-
Net proceeds from subscriptions received	446,669	69,301
Net cash from financing activities	464,009	81,301

Increase (Decrease) in cash and cash equivalents	191,668	(55,038)
Cash and cash equivalents, beginning of period	31,034	84,157
Cash and cash equivalents, end of period	$222,702	$29,119

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENRTOPIA CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
May 31, 2017
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited condensed interim financial statements for the period ended May 31, 2017 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2016 audited annual financial statements and notes thereto.

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

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $127,707 for the quarter ended May 31, 2017 [deficit of $232,387 for the year ended August 31, 2016]. The Company incurred a net loss of $642,269 for the nine months ended May 31, 2017 [net loss of $388,005 for the nine months ended May 31, 2016] and as at May 31, 2017 has incurred cumulative losses of $13,082,866 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company’s shareholders, and ultimately to obtain successful operations. There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. There is significant uncertainty as to whether we can obtain additional financing. These unaudited condensed interim financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited condensed interim financial statements.

3.	SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2016.

b)	Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments, and assumptions, including those related to revenue recognition and stock based compensation (expense and liability). Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results could differ from those estimates and assumptions.

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

In August 2016, the FASB issued ASU No.• 2016-15,• Statement of Cash Flows•(Topic 230):•Classification of Certain Cash Receipts and Cash Payments•(“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard will be effective for the Company beginning August 1, 2018. The Company is evaluating the impact of adopting this new accounting guidance on its financial statements. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows• (Topic 230): Restricted Cash (“ASU 2016-18”), which requires the statement of cash flows to report changes in cash, cash equivalents, and restricted cash. The standard will be effective for the Company beginning August 1, 2018. The Company is evaluating the impact of adopting this new accounting guidance on its financial statements.

4.	MARKETABLE SECURITIES

As at February 28, 2017 all marketable securities of the common shares of Lexaria Corp. obtained through Definitive Agreements that was signed on March 5, 2014 has been liquidated.

In the Company’s second quarter, the Company disposed of the balance 22,500 common shares of Lexaria Corp. with a cost basis of $7,313. The proceeds from the sales of sales were $5,118 . Accordingly, a loss of $282 was recognized in profit and loss.

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

During the second quarter of 2017, Pro Eco Energy announced it will be closing out the company and the asset was written down to nil.

6.	MINERAL PROPERTY

On May 5, 2017, Enertopia terminated the signed Definitive Agreement (the “Agreement”) dated May 12, 2016 with Brandon Wilson Association respecting the option to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. These placer mining claims are subject to a 1.5% NSR from commercial production with the Company able to buy back the NSR at the rate of $500,000 per 0.5% NSR.

The consideration payable by Enertopia to Brandon Wilson Association consist of:

(a)	paying $7,000 on signing the Offer; (paid)

(b)	paying $12,000 on signing of the Agreement and issuing 3,500,000 common shares in the capital stock of Enertopia as soon as practicable following the execution of the Agreement, (paid and issued)

(c)	paying an optional $12,000 on or before the six month anniversary of the Agreement; (paid and issued 175,000 common shares of the company. Refer to Note 9)

(d)	paying an optional $22,500 on or before the one year anniversary of the Agreement. Management decided not to pursue further with the Agreement and the balance was written off as at May 31, 2017.

7.	PREPAID FOR LITHIUM TECHNOLOGY

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

8.	RELATED PARTIES TRANSACTION

For the nine months ended May 31, 2017, the Company was party to the following related party transactions:

•	Incurred $58,500 (May 31, 2016: $58,500) to the President of the Company in consulting fees (Note 11(a)).
•	Incurred CAD$67,500 (May 31, 2016: CAD$67,500) in consulting fees to a company controlled by the CFO of the Company (Note 11(b)).
•	$192,847 (August 31, 2016: $138,923) was payable to the President and a company controlled by the CFO of the Company.
•	Incurred share based compensation expenses of $51,070 in relation to stock options issued to officers and directors of the Company (May 31, 2016: $24,404).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

On September 23, 2016, the Company closed the final tranche of a private placement of 3,858,571 units at a price of CAD$0.035 per unit for gross proceeds of CAD$135,050 (equivalent of $100,037). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price $0.07. A cash finders’ fee of CAD$4,830 and 138,000 full broker warrants that expire September 23, 2018 was paid to Canacorrd Genuity and Leede Jones Gable Inc.

On October 7, 2016, the Company issued 175,000 shares per the definitive agreement signed on May 12, 2016 to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. Also see Note 6.

On January 20, 2017, the Company closed the first tranche of a private placement of 1,000,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD $40,000 (equivalent of $29,630). Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finders’ fee of CAD$800 and 20,000 full broker warrants that expire January 20, 2019 was paid to Leede Jones Gable Inc.

On February 28, 2017, the Company closed the first tranche of a private placement of 4,250,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD $170,000 (equivalent of $125,926). Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finders’ fee of CAD$11,100 and 227,500 full broker warrants that expire February 28, 2019 was paid to Leede Jones Gable Inc., Canaccord Genuity and Duncan McKay.

On April 21, 2017, the Company issued 95,500 shares for gross proceeds of $5,685 from the exercise of warrants of previous financings at $0.05 and $0.07 (Note 10).

On April 30, 2017 the Company issued 166,500 shares for gross proceeds of $11,655 from the exercise of warrants from a previous financing at $0.07 (Note 10).

On April 30, 2017, the Company closed the final tranche of a private placement of 3,224,000 units at a price of CAD$0.09 per unit for gross proceeds of CAD $290,160 (equivalent of $214,933). Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.12. A cash finders’ fee of CAD$20,736 and 230,400 full broker warrants that expire April 28, 2019 was paid to Leede Jones Gable and Canaccord Genuity.

As at May 31, 2017 the Company had 102,298,031 shares issued and outstanding (August 31, 2016; 89,528,460 shares issued and outstanding.

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

On May 2, 2017, the Company granted 500,000 stock options to consultant of the Company with an exercise price of $0.10, vested immediately, expiring May 2, 2022.

For the nine months ended May 31, 2017, the Company recorded $175,235 (May 31, 2016 – $37,107) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the nine months ended May 31, 2017 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2016	3,210,000	$0.07
Cancelled	(250,000)	0.06
Granted	4,335,000	0.07
Balance, May 31, 2017	7,295,000	$0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	May 31, 2017	August 31, 2016
Expected volatility	138%-238%	220%-217%
Risk-free interest rate	1.22%-1.95%	1.25%-1.43%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.06-$0.09	$0.01-$0.05

The Company has the following options outstanding and exercisable.

August 31, 2016	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.05	100,000	4.43 years
$0.05	1,560,000	4.14 years
$0.10	1,050,000	3.17 years
$0.06	500,000	2.18 years

	3,210,000	3.53 years

May 31, 2017	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.10	500,000	4.92 years
$0.07	1,500,000	4.67 years
$0.07	1,535,000	4.64 years
$0.07	800,000	4.31 years
$0.05	1,460,000	3.40 years
$0.10	1,000,000	2.43 years
$0.06	500,000	1.43 years

	7,295,000	3.86 years

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

On September 23, 2016, the Company closed the final tranche of a private placement of 3,858,571 units at a price of CAD$0.035 per unit for gross proceeds of CAD$135,050 (equivalent of $100,037). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price $0.07. A cash finders’ fee of CAD$4,830 and 138,000 full broker warrants that expire September 23, 2018 was paid to Canacorrd Genuity and Leede Financial.

On January 20, 2017, the Company closed the first tranche of a private placement of 1,000,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD $40,000 (equivalent of $29,630). Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finders’ fee of CAD$800 and 20,000 full broker warrants that expire January 20, 2019 was paid to Leede Jones Gable Inc.

On February 28, 2017, the Company closed the first tranche of a private placement of 4,250,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD $170,000 (equivalent of $125,926). Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finders’ fee of CAD$11,100 and 227,500 full broker warrants that expire February 28, 2019 was paid to Leede Jones Gable Inc., Canaccord Genuity and Duncan McKay.

On February 28, 2017, the Company signed a Letter of Engagement with Adam Mogil and issued 1,000,000 warrant options to convert to 1,000,000 common shares to Adam Mogil to provide corporate services. The warrants have an exercise price of $0.09 and expire August 28, 2017.

On April 21, 2017, the Company issued 95,500 shares for gross proceeds of $5,685 from the exercise of warrants of previous financings at $0.05 and $0.07.

On April 30, 2017 the Company issued 166,500 shares for gross proceeds of $11,655 from the exercise of warrants from a previous financing at $0.07.

On April 30, 2017, the Company closed the final tranche of a private placement of 3,224,000 units at a price of CAD$0.09 per unit for gross proceeds of CAD $290,160 (equivalent of $214,933). Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.12. A cash finders’ fee of CAD$20,736 and 230,400 full broker warrants that expire April 28, 2019 was paid to Leede Jones Gable and Canaccord Genuity.

A summary of warrants as at May 31, 2017 and August 31, 2016 is as follows:

	Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2016	29,412,139	$0.09
Expired	(2,906,800)	0.10
Exercised	(262,000)	0.07
Issued	13,948,471	0.08
Balance, May 31, 2017	40,191,810	$0.09

Number	Exercise	Expiry
Outstanding [1]	Price	Date
3,454,400	$0.12	April 28, 2019
4,477,500	$0.06	February 28, 2019
1,000,000	$0.09	August 28, 2017
1,020,000	$0.06	January 20,2019
2,167,160	$0.15	January 31, 2018
7,227,340	$0.15	February 13, 2018
1,787,640	$0.10 and $0.15 after 24 months	January 30, 2018
637,200	$0.10 and $0.15 after 24 months	March 12, 2018
6,882,666	$0.05 and $0.10 after 18 months	May 20, 2019
3,253,333	$0.05 and $0.10 after 18 months	June 8, 2019
4,288,000	$0.07	August 9, 2018
3,996,571	$0.07	September 23, 2018
40,191,810

1.	Each warrant entitles a holder to purchase one common share.

11.	COMMITMENTS - OTHER

(a)

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $5,000 per month plus goods and services tax (“GST”) on a continuing basis. Effective March 1, 2014, the Company entered into a new consulting contract with the consulting services at $6,500 per month plus GST. Effective July 1, 2017, the Company entered into a new consulting contract for consulting service at $3,500 per month plus GST.

(b)

On October 9, 2009, the Company entered into a consulting agreement with BKB Management Ltd., a corporation organized under the laws of the Province of British Columbia. BKB Management Ltd. is a consulting company controlled by the chief financial officer of the Company. BKB Management provides management consulting services for CAD$4,500 (equivalent of $3,333) per month plus GST. Effective April 1, 2011, the consulting services are CAD$5,500 (equivalent of $4,074) per month plus GST. Effective March 1, 2014, the Company entered into a new consulting agreement with the consulting services at CAD$7,500 (equivalent of $5,556) per month plus GST.

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

Our unaudited condensed interim financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited condensed interim financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

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

On June 26, 2015, we signed a Definitive agreement to sell our wholly owned subsidiary, Thor Pharma Corp along with the MMPR application number 10MMPR0610. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, we received a non-refundable $10,000 deposit and are entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. These monies would be split equally with Lexaria Corp. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the potential grant of a production license for the Burlington facility. This was written down to $nil in 2016 year end.

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

On April 21, 2017, the Company issued 95,500 shares for gross proceeds of $5,685 from the exercise of warrants of previous financings at $0.05 and $0.07.

On April 30, 2017 the Company issued 166,500 shares for gross proceeds of $11,655 from the exercise of warrants from a previous financing at $0.07.

On April 30, 2017, the Company closed the final tranche of a private placement of 3,224,000 units at a price of CAD$0.09 per unit for gross proceeds of CAD $290,160. Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.12. A cash finders’ fee of CAD$20,736 and 230,400 full broker warrants that expire April 28, 2019 was paid to Leede Jones Gable and Canaccord Genuity.

On May 5, 2017, the Company granted 500,000 stock options to consultant of the Company with an exercise price of $0.10 vested immediately, expiring May 5, 2022.

On May 5, 2017, the Company terminated the Definitive Agreement dated May 12, 2016 with the Vendor on the Nevada properties.

Mineral Property

Lithium Property – Terminated May 5, 2017

As at May 5, 2017, Enertopia has terminated the signed the Definitive Agreement on May 12, 2016 with the Vendor respecting the option to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. These placer mining claims are subject to a 1.5% NSR from commercial production with the Company able to buy back the NSR at the rate of $500,000 per 0.5% NSR.

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

(e)	paying an optional $22,500 on or before the one year anniversary of the definitive agreement (the “Agreement”), Terminated

(d)

issuing additional common shares in the capital of the Optionee, as constituted on the date hereof, to be issued to the Optionor pursuant to the discovery of a Lithium enriched brine with an average 300ppm Li over 100 foot vertical interval in the enriched lithium brine in the Central Nevada Brine Project. 1,000,000 Bonus Shares will be issued per each successful property discovery meeting the foregoing criteria up to a maximum 3,000,000 Bonus Shares. Terminated

NSR

There is a 1.5% Net Smelter Return (“NSR”) payable on all Placer mining claims from commercial production to be paid according to the terms and conditions as set forth in the Transaction Documents. The NSR can be re purchased for $500,000 per every 0.5% . Terminated

Central Nevada Lithium Brine Project Concessions
BIG SMOKY VALLEY, NYE COUNTY NEVADA

SERIAL
CLAIM NAME	NUMBER	LEAD FILE	CLAIMANT	DATE
BSV1	NMC1132074	NMC1132074	ENERTOPIA	09/03/2016
BSV2	NMC1132075	NMC1132074	ENERTOPIA	09/03/2016
BSV3	NMC1132076	NMC1132074	ENERTOPIA	09/03/2016
BSV4	NMC1132077	NMC1132074	ENERTOPIA	09/03/2016
BSV5	NMC1132078	NMC1132074	ENERTOPIA	09/03/2016
BSV6	NMC1132079	NMC1132074	ENERTOPIA	09/03/2016
BSV7	NMC1132080	NMC1132074	ENERTOPIA	09/03/2016
BSV8	NMC1132081	NMC1132074	ENERTOPIA	09/03/2016
BSV9	NMC1132082	NMC1132074	ENERTOPIA	09/03/2016
BSV10	NMC1132083	NMC1132074	ENERTOPIA	09/03/2016
BSV11	NMC1132084	NMC1132074	ENERTOPIA	09/03/2016
BSV12	NMC1132085	NMC1132074	ENERTOPIA	09/03/2016
BSV13	NMC1132086	NMC1132074	ENERTOPIA	09/03/2016
BSV14	NMC1132087	NMC1132074	ENERTOPIA	09/03/2016
BSV15	NMC1132088	NMC1132074	ENERTOPIA	09/03/2016
BSV16	NMC1132089	NMC1132074	ENERTOPIA	09/03/2016
BSV17	NMC1132090	NMC1132074	ENERTOPIA	09/03/2016
BSV18	NMC1132091	NMC1132074	ENERTOPIA	09/03/2016
BSV19	NMC1132092	NMC1132074	ENERTOPIA	09/03/2016
BSV20	NMC1132093	NMC1132074	ENERTOPIA	09/03/2016
BSV21	NMC1132094	NMC1132074	ENERTOPIA	09/03/2016
BSV22	NMC1132095	NMC1132074	ENERTOPIA	09/03/2016
BSV23	NMC1132096	NMC1132074	ENERTOPIA	09/03/2016
BSV24	NMC1132097	NMC1132074	ENERTOPIA	09/03/2016
BSV25	NMC1132098	NMC1132074	ENERTOPIA	09/03/2016
BSV26	NMC1132099	NMC1132074	ENERTOPIA	09/03/2016
BSV27	NMC1132100	NMC1132074	ENERTOPIA	09/03/2016
BSV28	NMC1132101	NMC1132074	ENERTOPIA	09/03/2016
BSV29	NMC1132102	NMC1132074	ENERTOPIA	09/03/2016
BSV30	NMC1132103	NMC1132074	ENERTOPIA	09/03/2016
BSV31	NMC1132104	NMC1132074	ENERTOPIA	09/03/2016
BSV32	NMC1132105	NMC1132074	ENERTOPIA	09/03/2016
BSV33	NMC1132106	NMC1132074	ENERTOPIA	09/03/2016
BSV34	NMC1132107	NMC1132074	ENERTOPIA	09/03/2016
BSV35	NMC1132108	NMC1132074	ENERTOPIA	09/03/2016
BSV36	NMC1132109	NMC1132074	ENERTOPIA	09/03/2016
BSV37	NMC1132110	NMC1132074	ENERTOPIA	09/03/2016
BSV38	NMC1132111	NMC1132074	ENERTOPIA	09/03/2016
BSV39	NMC1132112	NMC1132074	ENERTOPIA	09/03/2016
BSV40	NMC1132113	NMC1132074	ENERTOPIA	09/03/2016
BSV41	NMC1132114	NMC1132074	ENERTOPIA	09/03/2016
BSV42	NMC1132115	NMC1132074	ENERTOPIA	09/03/2016
BSV43	NMC1132116	NMC1132074	ENERTOPIA	09/03/2016
BSV44	NMC1132117	NMC1132074	ENERTOPIA	09/03/2016
BSV45	NMC1132118	NMC1132074	ENERTOPIA	09/03/2016
BSV46	NMC1132119	NMC1132074	ENERTOPIA	09/03/2016
BSV47	NMC1132120	NMC1132074	ENERTOPIA	09/03/2016
BSV48	NMC1132121	NMC1132074	ENERTOPIA	09/03/2016
BSV49	NMC1132122	NMC1132074	ENERTOPIA	09/03/2016
BSV50	NMC1132123	NMC1132074	ENERTOPIA	09/03/2016
BSV51	NMC1132124	NMC1132074	ENERTOPIA	09/03/2016
BSV52	NMC1132125	NMC1132074	ENERTOPIA	09/03/2016
BSV53	NMC1132126	NMC1132074	ENERTOPIA	09/03/2016
BSV54	NMC1132127	NMC1132074	ENERTOPIA	09/03/2016
BSV55	NMC1132128	NMC1132074	ENERTOPIA	09/03/2016
BSV56	NMC1132129	NMC1132074	ENERTOPIA	09/03/2016
BSV57	NMC1132130	NMC1132074	ENERTOPIA	09/03/2016
BSV58	NMC1132131	NMC1132074	ENERTOPIA	09/03/2016
BSV59	NMC1132132	NMC1132074	ENERTOPIA	09/03/2016
BSV60	NMC1132133	NMC1132074	ENERTOPIA	09/03/2016
BSV61	NMC1132134	NMC1132074	ENERTOPIA	09/03/2016
BSV62	NMC1132135	NMC1132074	ENERTOPIA	09/03/2016
BSV63	NMC1132136	NMC1132074	ENERTOPIA	09/03/2016
BSV64	NMC1132137	NMC1132074	ENERTOPIA	09/03/2016

EDWARDS CREEK VALLEY, CHURCHILL COUNTY NEVADA

CLAIM	SERIAL
NAME	NUMBER	LEAD FILE	CLAIMANT	DATE
ECV1	NMC1132138	NMC1132138	BRANDON ROBERT	09/04/2016
ECV2	NMC1132139	NMC1132138	BRANDON ROBERT	09/04/2016
ECV3	NMC1132140	NMC1132138	BRANDON ROBERT	09/04/2016
ECV4	NMC1132141	NMC1132138	BRANDON ROBERT	09/04/2016

SMITH CREEK VALLEY, LANDER COUNTY NEVADA

CLAIM	SERIAL
NAME	NUMBER	LEAD FILE	CLAIMANT	DATE
SCV 1	NMC1132142	NMC1132142	BRANDON ROBERT	09/04/2016
SCV 2	NMC1132143	NMC1132142	BRANDON ROBERT	09/04/2016
SCV 3	NMC1132144	NMC1132142	BRANDON ROBERT	09/04/2016
SCV 4	NMC1132145	NMC1132142	BRANDON ROBERT	09/04/2016

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

On February 28, 2017, Pro Eco Energy announced it is closing its business. The Company wrote down the asset to nil.

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

We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007. During the term of this agreement, Mr. McAllister is to provide corporate administration and consulting services, such duties and responsibilities to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and supervising office staff and exploration and oil & gas consultants. Mr. McAllister is reimbursed at the rate of $2,000 per month. On December 1, 2008, the consulting fee was increased to $5,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective March 1, 2014, the Company entered into a new Management Consulting Agreement replacing the original agreement with a consulting fee of $6,500 plus GST per month. Effective July 1, 2017, the Company entered into a new Management Consulting Agreement replacing the previous agreement from March 1, 2014, with a new consulting fee of $3,500 plus GST per month.

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

Results of Operations – Three Months Ended May 31, 2017 and May 31, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2016, which are included herein.

Our operating results for the three months ended May 31, 2017, for the three months ended May 31, 2016 and the changes between those periods for the respective items are summarized as follows:

				Change Between
				Three Month Period
		Three Months	Three Months	Ended
		Ended	Ended	May 31, 2017 and May
		May 31, 2017	May 31, 2016	31, 2016
Revenue (cost recovery)	$	Nil	$(244)	$244
Cost of Product Sales		Nil	596	(596)
Other (income) expenses		Nil	(10,000)	10,000
General and administrative		155,278	96,180	59,098
Bank charges and interest expense		242	1,337	(1,095)
Consulting fees/Stock Based		73,773	46,777	26,996
Compensation
Exploration Expenses		10,810	5,000	5,810
Professional Fees		7,865	14,413	(6,548)
Net income (loss)		(251,028)	(84,037)	(166,991)

Our accumulated losses increased to $13,082,866 at May 31, 2017. Our financial statements report revenue of $nil for the three months ended May 31, 2017 compared to $244 for the three month period ended May 31, 2016. Our financial statements report a net loss of $251,028 for the three-month period ended May 31, 2017, compared to a net loss of $84,037 for the three-month period ended May 31, 2016. Our net losses have increased by $166,991 for the three-month period ended May 31, 2017. Our general and administrative expenses were higher by $59,098 for May 31, 2017 compared to May 31, 2016. The increase was largely due to stock based compensation of $73,773 for the three-month period ended May 31, 2017, compared to $46,777 for May 31, 2016. Additionally, higher advertising and marketing expenses by $27,937 for the three month period ended May 31, 2017, compared to May 31, 2016. Lastly, the Company wrote off its mineral resource property valued at $95,750 during the quarter.

Results of Operations – Nine Months Ended May 31, 2017 and May 31, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2017, which are included herein.

Our operating results for the nine months ended May 31, 2017, for the nine months ended May 31, 2016 and the changes between those periods for the respective items are summarized as follows:

				Change Between
				Nine Month Period
		Nine Months	Nine Months	Ended
		Ended	Ended	May 31, 2017 and
		May 31, 2017	May 31, 2016	May 31, 2016
Revenue (cost recovery)	$	Nil	$14,258	$14,258
Cost of Product Sales		Nil	8,113	(8,113)
Other (income) expenses		Nil	(30,000)	30,000
General and administrative		558,835	381,595	177,240
Bank charges and interest expense		2,055	5,953	(3,898)
Consulting fees/Stock Based Compensation		288,251	188,263	99,988
Exploration Expenses		43,479	5,000	38,479
Professional Fees		37,322	68,155	(30,833)
Net income (loss)		(642,269)	(388,006)	254,264

Our accumulated losses increased to $13,082,866 as at May 31, 2017. Our financial statements report a net loss of $642,269 for the nine month period ended May 31, 2017, compared to a net loss of $388,006 for the nine month period ended May 31, 2016. Our net losses have increased by $254,264 for the nine month period ended May 31, 2017, our general and administrative expenses were higher by $177,240 for May 31, 2017 compared to May 31, 2016. The increase was due to higher consulting and stock based compensation costs of 288,251 for the nine month period ended May 31, 2017, compared to $188,263 for May 31, 2016. The high costs during 2016 costs were largely due to granting stock options to various consultants. Additionally, higher advertising and marketing expenses by $86,453 for the nine month period ended May 31, 2017, compared to May 31, 2016. Also, the Company wrote off its mineral resource property valued at $95,750 during the quarter.

As at May 31, 2017, we had $403,702 in current liabilities. The increase is largely due to increase in payables and amounts due to related parties. Our net cash used in operating activities for the nine months ended May 31, 2017 was $325,866 compared to $232,149 used in the nine months ended May 31, 2016. The increase in cash used in operating activities was in increased expenses due to the lithium technology operations.

Our total liabilities as of May 31, 2017 were $403,702 as compared to total liabilities of $376,499 as of August 31, 2016.

Liquidity and Financial Condition

Working Capital

	At May 31,	At August 31,
	2017	2016
Current assets	$275,994	$144,112
Current liabilities	(403,701)	(376,499)
Working capital (deficiency)	$(127,707)	$(232,387)

Cash Flows

	Nine Months Ended
	May 31,	May 31,
	2017	2016

Cash flows (used in) operating activities	$(288,437)	$(232,149)
Cash flows from financing activities	464,009	81,301
Cash flows from investing activities	16,096	95,810
Net increase (decrease) in cash during period	$191,668	$(55,038)

Operating Activities

Net cash used in operating activities was $288,437 in the nine months ended May 31, 2017 compared with net cash used in operating activities of $232,149 in the same period in 2016. The increase in cash used mostly results from increased operating costs incurred in the current period from the expenses in mineral expenses.

Financing Activities

Net cash provided by financing activities was $464,009 in the nine months ended May 31, 2017 compared to $81,301 the same period in 2016. The cash provided was from the private placements.

Investing Activities

Net cash provided in investing activities was $16,096 in the nine months ended May 31, 2017 compared to $95,810 in the same period in 2016. The cash provided was form sale of marketable securities and purchase of Lithium Brine properties.

Revenue comparisons for the Quarter ended May 31, 2017 compared to the quarter ended February 29, 2016

For the nine month period ended May 31, 2017, the Company had $nil in revenues compared to $14,258 in revenues for the same nine month period in the prior year. Product line was discontinued as at August 31, 2016.

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

As of May 31, 2017, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits

Exhibit	Description
Number

(i) Articles of Incorporation; and (ii) Bylaws

Exhibit	Description
Number
3.1*	Articles of Incorporation
3.2*	Bylaws
10.1	Robert McAllister Management Contract
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - CEO
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - CFO
32.1	Section 1350 Certifications - CEO
32.2	Section 1350 Certifications - CFO

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
July 11, 2017

By:	/s/ "Bal Bhullar"
Bal Bhullar,
Chief Financial Officer
July 11, 2017