Form 10-K
period 2017-08-31
Enertopia Corp.
filed 2017-11-14
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-51866

ENERTOPIA CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

156 VALLEYVIEW RD, KELOWNA, BRITISH
COLUMBIA, CANADA	V1X 3M4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 250-765-6412

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2017 was $6,948,750 based on a $0.075 closing price for the Common Stock on February 28, 2017. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

104,898,031 common shares as of November 10, 2017

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

From inception until April 2010, we were primarily engaged in the acquisition and exploration of natural resource properties. Beginning in April 2010, we began our entry into the renewable energy sector by purchasing an interest in a solar thermal design and installation company. In late summer 2013, we began our entry into medicinal marijuana business. During our 2014 fiscal year end our activities in the clean energy sector were discontinued. During fiscal 2015 our activities in the Medicinal Marijuana sector were discontinued. During fiscal 2016 our activities in the Women’s personal healthcare sector were discontinued.

The Company is actively pursuing business opportunities in the resource sector, whereby we signed a definitive agreement for a Lithium Brine Project in May 2016. In May 2017 the Company dropped the Lithium Brine Project and subsequently acquired the Clayton Valley, NV Lithium Project announced in August 2017.The Company’s main focus is in natural resource sector and licensed patent pending technology from Genesis Water Technologies, used for Lithium extraction through brines.

The address of our principal executive office is 156 Valleyview RD, Kelowna, British Columbia V1X 3M4. Our telephone number is (250) 765-6412. In addition, we have a second office located in Kelowna, British Columbia. Our current location provide adequate office space for our purposes at this stage of our development.

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

On January 20, 2017, the Company granted 1,535,000 stock options to directors, officers and consultant of the Company with an exercise price of $0.07 which vested immediately, expiring January 20, 2022.

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

On February 28, 2017, the Company signed a Letter of Engagement with Adam Mogil and issued 1,000,000 warrant options to convert to 1,000,000 common shares to Adam Mogil to provide corporate services. The warrants have an exercise price of $0.09 and expire August 28, 2017. These warrant options expired without being exercised.

On April 21, 2017, the Company issued 95,500 shares for gross proceeds of $5,685 from the exercise of warrants of previous financings at $0.05 and $0.07.

On April 30, 2017 the Company issued 166,500 shares for gross proceeds of $11,655 from the exercise of warrants from a previous financing at $0.07.

On April 30, 2017, the Company closed the first and final tranche of a private placement of 3,224,000 units at a price of CAD$0.09 per unit for gross proceeds of CAD $290,160. Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.12. A cash finders’ fee of CAD$20,736 and 230,400 full broker warrants that expire April 28, 2019 was paid to Leede Jones Gable and Canaccord Genuity.

On May 5, 2017, the Company granted 500,000 stock options to consultant of the Company with an exercise price of $0.10 vested immediately, expiring May 5, 2022.

On May 5, 2017, the Company terminated the Definitive Agreement dated May 12, 2016 with the Vendor on the Nevada Lithium brine properties.

On July 31, 2017, the Company announced the resignation of CFO and Director Bal Bhullar, the appointment of Kristian Ross as director and president Robert McAllister assuming the interim duties of CFO.

On August 14, 2017 the Company announced the appointment of Davidson and Company, LLP, Chartered Professional Accountants as its new independent registered auditing firm which replaced MNP LLP independent registered auditing firm.

On August 30, 2017 the Company announced the Staking of lode and placer claims covering approximately 160 acres for Lithium in Clayton Valley, NV.

Chronological Overview of our Business over the Last Five Years

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

On December 16, 2015, extended two classes of warrants by two years with all other terms and conditions remaining the same. We approved the expiry extension from January 31, 2016 till January 31, 2018 on 2,167,160 warrants that remain outstanding from the non-brokered private placement that closed on January 31, 2014. The Company approved the expiry extension from February 13, 2016 till February 13, 2018 on 7,227,340 warrants that remain outstanding from the non-brokered private placement that closed on February 13, 2014.

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

On August 31, 2016, with the Company’s strategic direction mostly being focused on natural resources and technology relating to the resource sector, the health and wellness portion of the business is discontinued.

Our Current Business

We are a development stage company pursuing business opportunities in diverse sectors natural resource and technology used in the resource sector.

Mineral Property
Lithium Property
Enertopia signed the Definitive Agreement on May 12, 2016 respecting the option to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. These placer mining claims are subject to a 1.5% NSR from commercial production with the Company able to buy back the NSR at the rate of $500,000 per 0.5% NSR.

Purchase Price for the Claims

The consideration payable by Enertopia to the Optionor. pursuant to this Offer shall consist of:

(a)	paying $7,000 on signing the Offer; (paid)

(b)

paying $12,000 on signing of the definitive agreement (the “Agreement”) and issuing 3,500,000 common shares in the capital stock of Enertopia as soon as practicable following the execution of the Agreement, (paid)

(c)	paying an optional $12,000 on or before the six month anniversary of the Agreement (paid $5,000 and issued 175,000 common shares of the Company),

(d)	paying an optional $22,500 on or before the one year anniversary of the Agreement (not paid, property returned to vendor),

(e)

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

On May 5, 2017, the Company terminated the Definitive Agreement dated May 12, 2016 with the Vendor on the Nevada Lithium brine properties.

On August 30, 2017 the Company announced the staking of Lode and Placer claims of BLM lands in Esmeralda county Nevada covering approximately 160 Acres subject to adjustment. The Company has an 100% interest in the lands and is only responsible for the yearly maintenance fees to the BLM and County to keep its 100% interest. The claims are in good standing until August 31, 2018

Esmeralda County Lode and Placer Claims:

Claim Name	Claim Type	BLM Serial #
STEVE 1	PLACER	NMC 1148769
STEVE 2	PLACER	NMC 1148770
STEVE 3	PLACER	NMC 1148771
STEVE 4	PLACER	NMC 1148772
STEVE 5	PLACER	NMC 1148773
STEVE 6	PLACER	NMC 1148774
STEVE 7	PLACER	NMC 1148775
STEVE 8	PLACER	NMC 1148776
DAN 1	LODE	NMC 1148760
DAN 2	LODE	NMC 1148761
DAN 3	LODE	NMC 1148762
DAN 4	LODE	NMC 1148763
DAN 5	LODE	NMC 1148764
DAN 6	LODE	NMC 1148765
DAN 7	LODE	NMC 1148766
DAN 8	LODE	NMC 1148767
DAN 9	LODE	NMC 1148768

LITHIUM TECHNOLOGY

On August 15, 2016, a binding Letter of Intent (“LOI’) was signed by Enertopia and Genesis Water Technologies, Inc. ("GWT") with regard to the acquisition by Enertopia of the exclusive worldwide licensing rights (the "Licensing Rights") by Enertopia of all of the technology used in the process of recovering and extraction of battery grade lithium carbonate powder Li2CO3 grading 99.5% or higher purity from brine solutions.

Upon the execution of this LOI, Enertopia issued 250,000 common shares valued at $12,500 to GWT.

On December 6, 2016, and amended on October 9, 2017, Enertopia and GWT signed a Definitive Commercial Agreement with regard to the acquisition by Enertopia of the exclusive licensing rights in the United States of America, Argentina, Bolivia and Chile, of all of the technology used in the process of recovering and extraction of battery grade lithium carbonate powder Li2CO3 grading 99.5% or higher purity from brine solutions.

The following are key points of the terms of the formal Definitive Commercial Agreement:

a)

Enertopia to pay within 30 days to GWT $10,000 (paid) for the bench testing of four lithium brine samples to confirm the June 2016 feasibility report. Subsequent to the year ended August 31, 2017, the Company signed a Lab Testing Service Agreement with GWT and paid $96,475 for the purpose of additional bench testing services with a further $96,475 due December 15, 2017. Within 30 days of successful independent 3rd party lab testing of the bench test results, Enertopia will issue 250,000 common shares to GWT.

b)	Upon successful test pilot facility results, start the construction of commercial Lithium recovery production facility.
c)	Upon receipt of a patent for the process for extracting lithium from wastewater, Enertopia will issue 250,000 common shares to GWT.
d)

GWT has granted Enertopia exclusive rights and relicensing rights to the usage of GWT’s patent pending technology covering United States of America, Argentina, Bolivia and Chile as per the Commercialization Agreement in return for 10 per cent of net sales royalty payments for battery grade Lithium Carbonate Li2CO3 produced.

e)

In order to maintain its exclusive rights, Enertopia will need to make the following minimal payments to GWT on the anniversary of bench testing achieving 99.5% battery grade Li2CO3 recovery verified by independent laboratory testing:

	a.	On or before the first anniversary, the greater of 10 per cent of Enertopia net Lithium Carbonate Li2CO3 sales from brine sources or $50,000;
	b.	On or before the second anniversary, the greater of 10 per cent of Enertopia net Lithium Carbonate Li2CO3 sales from brine sources or $150,000;
	c.	On or before the third anniversary annually until the seventh anniversary, the greater of 10 per cent of Enertopia net Lithium Carbonate Li2CO3 sales from brine sources or $200,000;
d.

Right of first refusal to renew exclusive rights and relicensing rights for another 10 years after the first seven year licensing period on the same net sales terms as those of 2023 or $250,000 per annum.

Summary

The continuation of our business is dependent upon obtaining further financing, a successful program of development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007. During the term of this agreement, Mr. McAllister is to provide corporate administration and consulting services, such duties and responsibilities to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and supervising office staff and exploration and oil & gas consultants. Mr. McAllister is reimbursed at the rate of $2,000 per month. On December 1, 2008, the consulting fee was increased to $5,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective March 1, 2014, the Company entered into a new Management Consulting Agreement replacing the original agreement with a consulting fee of $6,500 plus GST per month. Effective July 1, 2017, the Company entered into a new Management Consulting Agreement replacing the March 1, 2014 agreement with a consulting fee of $3,500 plus GST per month. On July 31, 2017 Mr. McAllister agreed to be intern CFO until such time as a replacement could be sourced.

On October 9, 2009, the Company entered into a consulting agreement with BKB Management Ltd, a corporation organized under the laws of the Province of British Columbia. BKB Management controlled by the chief financial officer of the Company, Bal Bhullar. A fee of CAD$4,675 including GST was paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective April 1, 2011, the fee is CAD$5,500 plus GST. Effective March 1, 2014, the Company entered into a new Management Consulting Agreement replacing the original agreement with a consulting fee of CAD$7,500 plus GST per month. On February 6, 2015, Ms. Bhullar was appointed as a director by the Board. On July 31, 2017 Ms. Bhullar resigned from her CFO and Director Positions.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Research and Development

We have incurred $25,418 in research and development expenditures over the last two fiscal years.

Item 1A.      Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Associated with Our Business

Our company has no operating history and an evolving business model. which raises doubt about our ability to achieve profitability or obtain financing.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2017 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2017, we have incurred a net loss of $801,166 for the year ended August 31, 2017 (net loss $525,501 for the year ended August 31, 2016) and as at August 31, 2017 has incurred cumulative losses of $13,241,763 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

Item 2.        Properties

Executive Offices

The address of our executive office is 156 Valleyview RD, Kelowna, British Columbia V1X 3M4. This space is leased at CAD$600 per month. Our main telephone number is (250) 765-6412. Our current location provides adequate office space for our purposes at this stage of our development.

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

The high and low bid prices of our common stock on the OTCQB quotation service and Over-the-Counter Bulletin Board for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2017	$0.065	$0.035
May 2017	$0.125	$0.05
February 2017	$0.0975	$0.02
November 2016	$0.05	$0.02

August 2016	$0.044	$0.014
May 2016	$0.023	$0.008
February 2016	$0.023	$0.007
November 2015	$0.03	$0.02
August 2015	$0.03	$0.02

(1) The quotations above were obtained from Yahoo Finance, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 10, 2017, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.044. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

The high and low bid prices (given in Canadian Dollars) of our common stock on the Canadian Securities Exchange for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2017	$0.08	$0.05
May 2017	$0.165	$0.07
February 2017	$0.15	$0.025
November 2016	$0.06	$0.025
August 2016	$0.06	$0.02

May 2016	$0.04	$0.01
February 2016	$0.03	$0.01
November 2015	$0.04	$0.02
August 2015	$0.04	$0.03

(1) The quotations above were obtained from TD Waterhouse Investor Services, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of November 10, 2017, there were 580 holders of record of our common stock. As of November 10, 2017, 104,898,031 common shares were issued and outstanding.

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

On January 20, 2017 we closed the first tranche of a private placement of 1,000,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD$40,000. Each unit consists of one common share of our Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of our Company for a period of 24 months from the date of issuance, at a purchase price of US$0.06. A cash finders’ fee of CAD$800.00 and 20,000 full warrants that expire January 20, 2019 was paid to Leede Jones Gable Inc.

On February 28, 2017 we closed the final tranche of a private placement of 4,250,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD$170,000. Each unit consists of one common share of our Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of our Company for a period of 24 months from the date of issuance, at a purchase price of US$0.06. A cash finders’ fee of CAD$11,100.00 and 20,000 full warrants that expire January 20, 2019 was paid to Leede Jones Gable Inc. Canaccord Genuity and Duncan McKay.

On April 21, 2017, the Company issued 95,500 shares for gross proceeds of $5,685 from the exercise of warrants of previous financings at $0.05 and $0.07.

On April 30, 2017 the Company issued 166,500 shares for gross proceeds of $11,655 from the exercise of warrants from a previous financing at $0.07.

On April 30, 2017, the Company closed the first and final tranche of a private placement of 3,224,000 units at a price of CAD$0.09 per unit for gross proceeds of CAD $290,160. Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.12. A cash finders’ fee of CAD$20,736 and 230,400 full broker warrants that expire April 28, 2019 was paid to Leede Jones Gable and Canaccord Genuity.

On November 1, 2017, the Company closed the first tranche of a private placement of 2,600,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD $130,000. Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
2011Stock Option Plan approved by security holders	500,000	$0.06	4,220,348
2014 Stock Option Plan approved by security holders	6,795,000	$0.07	10,605,000
Total	7,295,000	$0.07	14,825,348

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2017.

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

Plan of Operation

During the next twelve month period (beginning September 1, 2017), we intend to:

  identify and secure sources of equity and/or debt financing for property payments;
  identify and secure sources of equity and/or debt financing for resource acquisitions;
  identify and secure sources of equity and/or debt financing for pilot testing for Lithium technology

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2017
Expense	Amount ($)
Mineral Costs	25,000
Bench Tests for Lithium Technology	225,000
Resource Acquisitions	100,000
Management Consulting Fees	100,000
Professional fees	100,000
Rent	10,000
Other general administrative expenses	75,000
Total	$ 635,000

As at the date of this annual report, we do not have sufficient cash on hand to finance our entire potential and estimated $635,000 cash obligation to the proposed spending for the 12 months beginning September 1, 2017. Based on our current cash position of $150,870, we anticipate that we will require $485,000 in additional cash to execute our business plan. In the event that we are unable raise sufficient cash we intend to reduce our planned expenditures to accommodate our means with a view toward prioritizing revenue generating activity and fulfilling our public reporting obligations. As at the date of this registration statement we have no financing arrangements in place.

Results of Operations for our Years Ended August 31, 2017 and 2016

Our net loss and comprehensive loss for our year ended August 31, 2017, for our year ended August 31, 2016 and the changes between those periods for the respective items are summarized as follows:

	Year Ended August 31, 2017 $	Year Ended August 31, 2016 $	Change Between Year Ended August 31, 2017 and Year Ended August 31, 2016 $
Revenue	$-	$14,315	$(14,315)
Cost of Goods Sold	-	8.335	(8,335)
Other income (expenses)	(74,291)	(61,081)	(13,210)
General and administrative	726,875	470,400	256,475
Interest expense	2,210	6,780	(4,570)
Exploration Costs	61,609	11,437	50,172
Impairment of long- term investments	(1)	(22,181)	(22,180)
Consulting fees	136,585	196,904	(60,319)
Professional Fees	75,555	76,869	(1,314)
Net Income (loss)	(801,166)	(525,501)	(275,665)

Other Income and Revenue

The decrease in revenue for year ended August 31, 2017 relates to sales for the new product V-Love during the year ended August 31, 2016 and no such sales during the year ended August 31, 2017. The increase in other income (expenses) of $(13,210) relates to the termination of the Definitive Agreement respecting the option to purchase a 100% interest in placer mining claims in Churchill, Lander and Nye Counties, Nevada, USA.

General and Administrative

Our general and administrative expenses were higher by $256,475 for our year ended August 31, 2017 compared to August 31, 2016. The increase in costs were largely due to an increase in stock-based compensation expense of $190,321 due to 4,335,000 options granted to directors, officers and consultants of the Company, an increase in investor relations expense of $64,802 due to the engagement of marketing and advertising consultants and an increase in research and development expense due to bench testing costs associated with the Company’s newly signed lithium technology agreement with Genesis Water Technologies Inc. These increases were offset by decreases in consulting fees of $60,319 and legal and professional fees of $24,776 from August 31, 2016 to August 31, 2017.

Interest Expense

There was a decrease in interest expense for our year ended August 31, 2017 by $4,570 compared to the prior year. This amount includes fewer charges for the sale of marketable securities than the previous year which is the reason for the decrease in this amount.

Exploration Costs

As noted above, exploration costs increased by $50,172 during the year ended August 31, 2017 as compared to the year ended August 31, 2016. This was due to expenditures made on the Nevada Lithium properties that the Company acquired during the year ended August 31, 2016. During the year ended August 31, 2017, the Company terminated the agreement.

Consulting Fees

There was a decrease in consulting fees for the year ended August 31, 2017 compared to August 31, 2016 by $60,319. This was largely due to non-renewal of consulting agreements. The Company had entered into various advisor and consulting agreements in past years which led to the increased costs in 2016.

Liquidity and Financial Condition

Working Capital	At	At
	August 31,	August 31,
	2017	2016
Current assets	$178,712	$144,112
Current liabilities	428,741	376,499

Working capital surplus/(deficit)	$(250,029)	$(232,387)

Cash Flows	Year Ended
	August 31,	August 31
	2017	2016
Cash flows (used in) operating activities	$(370,272)	(384,326)
Cash flows from investing activities	26,096	98,601
Cash flows from financing activities	464,011	232,602
Net increase (decrease) in cash during year	$119,836	(55,123)

Operating Activities

Net cash used in operating activities was $370,272 for the year ended August 31, 2017 compared with cash used in operating activities of $384,326 in 2016. The decrease in net cash used in operating activities is due to non-cash items such as the increase in stock based compensation expense, the write down of properties and gain from the sale of securities.

Investing Activities

Net cash provided from investing activities was $26,096 for the year ended August 31, 2017 compared to net cash provided in investing activities of $98,601 in the same period in 2016. The decrease is from a decrease in proceeds from the sale of marketable securities.

Financing Activities

Net cash provided by financing activities was $464,011 for the year ended August 31, 2017 compared to $232,602 in the same period in 2016. This increase is primarily due to increased financings compared to the prior year end.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had a working capital deficit of $250,029 for the year ended August 31, 2017 [deficit of $232,387 for the year ended August 31, 2016]. The Company incurred a net loss of $801,166 for the year ended August 31, 2017 [net loss of $525,501 for the year ended August 31, 2016] and as at August 31, 2017 has incurred cumulative losses of $13,241,763. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is exceptionally difficult.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard will be effective for the Company beginning August 1, 2018. The Company is evaluating the impact of adopting this new accounting guidance on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires the statement of cash flows to report changes in cash, cash equivalents, and restricted cash. The standard will be effective for the Company beginning August 1, 2018. The Company is evaluating the impact of adopting this new accounting guidance on its financial statements.

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

Vancouver, Canada	Chartered Professional Accountants
November 21, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Enertopia Corp.

We have audited the accompanying financial statements of Enertopia Corp. (the “Company”), which comprise the balance sheet as of August 31, 2017 and the related statements of stockholders’ equity, operations, and cash flows for the year ended August 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enertopia Corp. as of August 31, 2017, and the results of its operations and its cash flows for the year ended August 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Enertopia Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, Enertopia Corp. has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 2, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 10, 2017

ENERTOPIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31	August 31
	2017	2016

ASSETS
Current
Cash and cash equivalents	$150,870	$31,034
Marketable securities (Note 4)	-	18,780
Accounts receivable	9,060	11,012
Prepaid expenses and deposit	18,782	83,286
Total current assets	178,712	144,112
Non-Current
Long term investments in affiliated company (Note 5)	-	1
Mineral Property (Note 7)	-	83,750
Long term investments (Note 5)	1	1
Lithium Technology (Note 8)	12,500	12,500
Total Assets	$191,213	$240,364

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$287,706	$236,242
Shares Subscription Received	-	1,334
Due to related parties (Note 9)	141,035	138,923
Total Current Liabilities	428,741	376,499

STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 102,298,031 common shares at August 31, 2017 and August 31,2016: 89,528,460	102,299	89,528
Additional paid-in capital (Note 10)	12,901,936	12,214,934
Deficit accumulated during the exploration stage	(13,241,763)	(12,440,597)
Total Stockholders' Equity	(237,528)	(136,135)
Total Liabilities and Stockholders' Equity	$191,213	$240,364

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY

Balance, August 31, 2015	71,508,460	$71,508	$11,884,661	$(11,915,096)	$41,073

Stock Based Compensation	-	-	37,107	-	37,107

Stock issued for Consulting Agreement	100,000	100	900	-	1,000

Shares issued for Definitive Agreement May 12	3,500,000	3,500	61,250	-	64,750

Shares issued for Stock Option exercise May 12	240,000	240	11,760	-	12,000

Shares issued for Private Placement on May 20	6,413,333	6,413	61,464	-	67,877

Shares issued for Private Placement on June 8	3,016,667	3,017	30,027	-	33,044

Shares issued for Private Placement on August 9	4,500,000	4,500	115,515	-	120,015

Shares issued per Letter of Intent dated August 16	250,000	250	12,250	-	12,500

Comprehensive income (loss):

(Loss) for the year	-	-	-	(525,501)	(525,501)

Balance, August 31, 2016	89,528,460	$89,528	$12,214,934	$(12,440,597)	$(136,135)

Stock Based Compensation	-	-	227,428	-	227,428

Shares issued for Private Placement on September 23	3,858,571	3,859	93,792		97,651

Shares issued for Definitive Agreement May 12, Oct 7	175,000	175	6,825		7,000

Shares issued for Private Placement on January 20	1,000,000	1,000	28,600		29,600

Shares issued for Private Placement on February 28	4,250,000	4,250	115,119		119,369

Warrant conversion on Apr 21	95,500	96	5,590		5,686

Warrant conversion on Apr 28	166,500	167	11,488		11,655

Shares issued for Private Placement on Apr 28	3,224,000	3,224	198,161		201,385

Comprehensive income (loss):				(801,166)	(801,166)

Balance, August 31, 2017	102,298,031	$102,299	$12,901,936	$(13,241,763)	$(237,528)

The accompanying notes are an integral part of these financial statements

Enertopia Corp.
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Year Ended
	August 31	August 31
	2017	2016
		(Note 15)
Revenue
Net Sales	$-	$14,315
Cost of Product Sales	-	(8,335)
Gross Profit	-	5,980

Expenses
Accounting and audit	64,455	40,993
Bank charges and interest expense	2,210	6,780
Consulting	136,585	196,904
Mineral exploration costs	61,609	11,437
Fees and dues	30,432	31,920
Insurance	12,770	16,192
Investor relations	119,302	54,500
Legal and professional	11,100	35,876
Office and miscellaneous	4,338	4,493
Research and development	20,810	4,608
Rent	15,824	22,285
Stock based compensation	227,428	37,107
Telephone	2,972	3,266
Training & Conferences	1,643	666
Travel	15,397	3,373

Total expenses	726,875	470,400

(Loss) for the period before other items	(726,875)	(464,420)

Other income (expense)
Other income	-	40,000
Foreign exchange gain (loss)	9,144	(8,089)
Write down of long term investments in
affiliated company	(1)	(22,181)
Gain (loss) on marketable securities	12,316	(39,966)
Write down of properties	(95,750)	-
Write down of inventory	-	(30,845)

Net loss and comprehensive loss for the period	$(801,166)	$(525,501)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	97,249,025	81,096,334

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Year Ended
	August 31	August 31
	2017	2016
Cash flows used in operating activities
Net Loss	$(801,166)	$(525,501)
Changes to reconcile net loss to net cash used in operating activities
Stock based compensation	227,428	37,107
Write down of inventory	-	30,845
Write down of properties	95,750	-
(Gain) loss from sale of securities	(12,316)	40,865
Impairment of securities	-	4,704
Write down of long term investments in affiliated company	1	22,181
Change in non-cash working capital items:
Accounts receivable	1,952	12,641
Prepaid expenses and deposit	64,504	(67,454)
Inventory	-	7,489
Deferred charges	-	(40,000)
Accounts payable and accrued liabilities	51,464	30,160
Due to related parties	2,112	62,637

Net cash (used in) operating activities	(370,272)	(384,326)

Cash flows from (used in) investing activities

Proceeds from sale of marketable securities	31,096	117,601
Mineral resource properties acquisition	(5,000)	(19,000)
Net cash from investing activities	26,096	98,601

Cash flows from financing activities
Net Proceeds from Options exercised	-	12,000
Net Proceeds from Warrants exercised	17,341	-
Net proceeds from subscriptions received	446,670	220,602
Net cash from financing activities	464,011	232,602

Increase (Decrease) in cash and cash equivalents	119,836	(53,123)
Cash and cash equivalents, beginning of period	31,034	84,157
Cash and cash equivalents, end of period	$150,870	$31,034

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
Shares issued for mineral property	$7,000	$-

The accompanying notes are an integral part of these financial statements

ENRTOPIA CORP.
NOTES TO FINANCIAL STATEMENTS
August 31, 2017
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

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $250,029 for the year ended August 31, 2017 [deficit of $232,387 for the year ended August 31, 2016]. The Company incurred a net loss of $801,166 for the year ended August 31, 2017 [net loss of $525,501 for the year ended August 31, 2016] and as at August 31, 2017 has incurred cumulative losses of $13,241,763 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

a.    Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

b.    Revenue Recognition

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, the Company has no further performance obligation, and returns can be reasonably estimated.

c.    Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2017 and 2016, cash and cash equivalents consist of cash only.

d.    Marketable Securities

Marketable securities are classified at fair value through profit (loss). They consist of equities which are all traded in the public markets. Marketable securities are recorded at fair value, with changes to fair value recorded in profit or loss.

e.    Investments in Affiliated Companies Accounted for Using the Equity Method

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

f.    Long term investments

Other long term investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting, such that they are recorded at the lower of cost or estimated net realizable value. Management periodically reviews the cost method investments for instances where fair value is less than the carrying amount and the decline in value is determined to be other than temporary. If the decline in value is judged to be other than temporary, the carrying amount of the security is written down to fair value and the resulting loss is charged to operations.

g.    Mineral Properties

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

Where proven and probable reserves have been established, the project’s capitalized expenditures are depleted over proven and probable reserves using the units-of production method upon commencement of production. Where proven and probable reserves have not been established, the project’s capitalized expenditures are depleted over the estimated extraction life using the straight-line method upon commencement of extraction. The Company has not established proven or probable reserves for any of its projects.

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis and as required whenever indicators of impairment exist. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value.

h.    Lithium Technology

The Company has capitalized the cost of the purchase of licensing rights for technology used in the process of recovering and extraction of battery grade lithium carbonate powder from brine solutions as an intangible asset. The licensing agreement has a term of 7 years, with a right of refusal option for an additional ten year period, beginning from the date of a successful bench test (as defined in Note 8). Until a successful bench test is achieved, there is no finite life for this agreement, and it is as of now an intangible asset with an indefinite life. In accordance with ASC 350, the Company has not yet begun to amortize the indefinite life intangible asset, instead testing it for impairment at reporting periods. Aside from the capitalized acquisition cost, all costs to date have been related to research and development of the technology and expensed to profit and loss in accordance with ASC 730.

i.    Stock-Based Compensation

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

j.    Accounting Estimates

The preparation of financial statements in conformity with U.S GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the Company’s accounting policies require us to make subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. Although we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates used by the Company are reasonably likely to occur from time to time, which may have a material effect on the presentation of financial condition and results of operations.

The Company reviews these estimates, judgments and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Significant accounting estimates and assumptions are used for, but not limited to:

a)    The Valuation of Deferred Tax Assets
Judgement is required in determining whether deferred tax assets are recognized on the balance sheet. The recognition of deferred tax assets requires management to assess the likelihood that the Company will generate taxable income in future periods to utilize the deferred tax assets. Due to the Company’s history of losses, deferred tax assets have not been recognized by the Company.

b)    Value of Stock Options
The Company provides compensation benefits to its employees, directors, officers, and consultants, through a stock option plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility assumption used in the model is based on the historical volatility of the Company’s share price. The Company uses historical data to estimate the period of option exercises for use in the valuation model. The risk-free interest rate for the expected term of the option is based on the yields of government bonds. Changes in these assumptions, especially the share price volatility and the expected life determination could have a material impact on the Company’s profit and loss for the periods presented. All estimates used in the model are based on historical data which may not be representative of future results.

k.    Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC 220 “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

l.    Foreign Currency Translations

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

m.    Financial Instruments

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

n. I   ncome Taxes

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

o.    Long-Lived Assets Impairment

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

p.    Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company does not believe it has any asset retirement obligation as of August 31, 2017 and 2016.

q.    Comprehensive Income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners.

r.    Concentration of credit risk

The Company places its cash and cash equivalent with high credit quality financial institution. As of August 31, 2017, the Company had $218 in a bank beyond insured limit (August 31, 2016: $218).

s.    Commitments and Contingencies

In accordance with ASC 450-20, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Historically, the Company has not experienced any material claims.

t.    Research and Development

Research and development costs are expensed as incurred.

u.    Recently Adopted Accounting Pronouncements

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

v.    New Accounting Pronouncements

Restricted Cash
In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in Other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company is currently evaluating this guidance and the impact it will have on the Financial Statements and disclosures.

Intra-Entity Transfers
In October 2016, ASU No. 2016-16 was issued related to the intra-entity transfers of assets other than inventory. This new guidance requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Financial Statements and disclosures.

Statement of Cash Flows
In August 2016, ASU No. 2016-15 was issued related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Financial Statements and disclosures.

Stock-based compensation
In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based compensation transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the updated guidance.

Leases
In February 2016, ASU No. 2016-02 was issued related to leases. The new guidance modifies the classification criteria and requires lessees to recognize the assets and liabilities arising from most leases on the balance sheet. This update is effective in fiscal years, including interim periods, beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the updated guidance.

Investments
In January 2016, ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the updated guidance.

Revenue recognition

In May 2014, ASU No. 2014-09 was issued related to revenue from contracts with customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-14, No. 2016- 08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 15, 2017 and will be applied retrospectively. Early adoption is not permitted. The Company is currently evaluating the updated guidance.

4.	MARKETABLE SECURITIES

As at August 31, 2017 all marketable securities of the common shares of Lexaria Corp. obtained through Definitive Agreements that was signed on March 5, 2014 have been liquidated.

During the year ended August 31, 2017, the Company disposed of the balance of 156,500 (2016: 833,500) common shares of Lexaria Corp. with a cost basis of $18,780 (2016: $153,815). The proceeds from the sales of shares were $31,096 (2016: $117,601). Accordingly, a gain of $12,316 (2016: loss of $36,216) was recognized in profit and loss.

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

During the year ended August 31, 2017, Pro Eco Energy announced it will be closing out the company and the asset was written down to $nil.

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

The consideration payable by Enertopia to Brandon Wilson Association consist of:

a)	paying $7,000 on signing the Offer; (paid)

b)	paying $12,000 on signing of the Agreement and issuing 3,500,000 common shares in the capital stock of Enertopia as soon as practicable following the execution of the Agreement, (paid and issued)

c)	paying an optional $12,000 on or before the six month anniversary of the Agreement; (paid $5,000 and issued 175,000 common shares of the Company. Refer to Note 10)

d)	paying an optional $22,500 on or before the one year anniversary of the Agreement. Management decided not to pursue further with the Agreement and the balance was written off as at August 31, 2017.

During the year ended August 30, 2017 the company staked lode and placer claims of BLM lands in Esmerelda county Nevada covering approximately 160 Acres subject to adjustment. The Company has an 100% interest in the lands and is only responsible for the yearly maintenance fees to keep its 100% interest. The claims are in good standing until August 31, 2018.

8.	LITHIUM TECHNOLOGY

On August 15, 2016, a binding Letter of Intent (“LOI’) was signed by Enertopia and Genesis Water Technologies, Inc. ("GWT") with regard to the acquisition by Enertopia of the exclusive worldwide licensing rights (the "Licensing Rights") by Enertopia of all of the technology used in the process of recovering and extraction of battery grade lithium carbonate powder Li2CO3 grading 99.5% or higher purity from brine solutions.

Upon the execution of this LOI, Enertopia issued 250,000 common shares valued at $12,500 to GWT.

On December 6, 2016, and amended on October 9, 2017, Enertopia and GWT signed a Definitive Commercial Agreement with regard to the acquisition by Enertopia of the exclusive licensing rights in the United States of America, Argentina, Bolivia and Chile of all of the technology used in the process of recovering and extraction of battery grade lithium carbonate powder Li2CO3 grading 99.5% or higher purity from brine solutions.

The following are key points of the terms of the formal Definitive Commercial Agreement:

a)

Enertopia to pay within 30 days to GWT $10,000 (paid) for the bench testing of four lithium brine samples to confirm the June 2016 feasibility report. Subsequent to the year ended August 31, 2017, the Company signed a Lab Testing Service Agreement with GWT and paid $96,475 for the purpose of additional bench testing services with a further $96,475 due December 15, 2017. Within 30 days of successful independent 3rd party lab testing of the bench test results, Enertopia will issue 250,000 common shares to GWT.

b)	Upon successful test pilot facility results, start the construction of commercial Lithium recovery production facility.
c)	Upon receipt of a patent for the process for extracting lithium from wastewater, Enertopia will issue 250,000 common shares to GWT.
d)

GWT has granted Enertopia exclusive rights and relicensing rights to the usage of GWT’s patent pending technology covering United States of America, Argentina, Bolivia and Chile as per the Commercialization Agreement in return for 10 per cent of net sales royalty payments for battery grade Lithium Carbonate Li2CO3 produced.

e)

In order to maintain its exclusive rights, Enertopia will need to make the following minimal payments to GWT on the anniversary of bench testing achieving 99.5% battery grade Li2CO3 recovery verified by independent laboratory testing:

a.	On or before the first anniversary, the greater of 10 per cent of Enertopia net Lithium Carbonate Li2CO3 sales from brine sources or $50,000;
b.	On or before the second anniversary, the greater of 10 per cent of Enertopia net Lithium Carbonate Li2CO3 sales from brine sources or $150,000;
c.	On or before the third anniversary annually until the seventh anniversary, the greater of 10 per cent of Enertopia net Lithium Carbonate Li2CO3 sales from brine sources or $200,000;
d.

Right of first refusal to renew exclusive rights and relicensing rights for another 10 years after the first seven year licensing period on the same net sales terms as those of 2023 or $250,000 per annum.

9.	RELATED PARTY TRANSACTIONS

For the year ended August 31, 2017, the Company was party to the following related party transactions:

•

Incurred $72,000 (August 31, 2016: $100,303) to the President of the Company in consulting fees (Note 12(a)). As at August 31, 2017, the accounts payable to the President of the Company was $141,035 (August 31, 2016: $103,774)

•	Incurred $62,040 (August 31, 2016: $68,390) in consulting fees to a company controlled by the former CFO of the Company (Note 12(b)).
•	Incurred share based compensation expenses of $58,942 in relation to stock options issued to officers and directors of the Company (August 31, 2016: $33,206).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

10.	COMMON STOCK

On September 23, 2016, the Company closed the final tranche of a private placement of 3,858,571 units at a price of CAD$0.035 per unit for gross proceeds of CAD$135,050 (equivalent of $100,037). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price $0.07. A cash finders’ fee of CAD$4,830 and 138,000 full broker warrants that expire September 23, 2018 was paid to Canaccord Genuity and Leede Jones Gable Inc.

On October 7, 2016, the Company issued 175,000 shares with a fair value of $7,000 per the definitive agreement signed on May 12, 2016 to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. Also see Note 7. The value of the shares was capitalized to Mineral Properties.

On January 20, 2017, the Company closed the first tranche of a private placement of 1,000,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD$40,000 (equivalent of $29,630). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finders’ fee of CAD$800 and 20,000 full broker warrants that expire January 20, 2019 was paid to Leede Jones Gable Inc.

On February 28, 2017, the Company closed the first tranche of a private placement of 4,250,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD$170,000 (equivalent of $125,926). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finders’ fee of CAD$11,100 and 227,500 full broker warrants that expire February 28, 2019 was paid to Leede Jones Gable Inc., Canaccord Genuity and Duncan McKay.

On April 21, 2017, the Company issued 95,500 shares for gross proceeds of $5,685 from the exercise of warrants of previous financings at $0.05 and $0.07.

On April 30, 2017, the Company issued 166,500 shares for gross proceeds of $11,655 from the exercise of warrants from a previous financing at $0.07.

On April 30, 2017, the Company closed the final tranche of a private placement of 3,224,000 units at a price of CAD$0.09 per unit for gross proceeds of CAD$290,160 (equivalent of $214,933). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.12. A cash finders’ fee of CAD$20,736 and 230,400 full broker warrants that expire April 28, 2019 was paid to Leede Jones Gable and Canaccord Genuity.

As at August 31, 2017 the Company had 102,298,031 shares issued and outstanding (August 31, 2016; 89,528,460 shares issued and outstanding.

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

For the year ended August 31, 2017, the Company recorded $227,428 (August 31, 2016: $37,107) stock based compensation expense.

A summary of the changes in stock options for the year ended August 31, 2017 is presented below:

	Options Outstanding

		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2016	3,210,000	$0.07
Cancelled	(250,000)	0.06
Granted	4,335,000	0.07
Balance, August 31, 2017	7,295,000	$0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2017	August 31, 2016
Expected volatility	182%-232%	220%-217%
Risk-free interest rate	1.22%-1.95%	1.25%-1.43%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.05-$0.09	$0.01-$0.05

The Company has the following options outstanding and exercisable.

August 31, 2016	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.05	100,000	4.43 years
$0.05	1,560,000	4.14 years
$0.10	1,050,000	3.17 years
$0.06	500,000	2.18 years

	3,210,000	3.53 years

August 31, 2017	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.10	500,000	4.67 years
$0.07	1,500,000	4.42 years
$0.07	1,535,000	4.39 years
$0.07	800,000	4.05 years
$0.05	1,460,000	3.15 years
$0.10	1,000,000	2.18 years
$0.06	500,000	1.18 years

	7,295,000	3.43 years

The aggregate intrinsic value for options vested and total options as at August 31, 2017 and 2016 is $Nil.

Warrants

On December 16, 2015, the Company submitted to the CSE the Form 13 for extending two classes of warrants by two years with all other terms and conditions remaining the same. The Company approved the expiry extension from January 31, 2016 till January 31, 2018 on 2,167,160 warrants that remain outstanding as of November 30, 2016 from the non-brokered private placement that closed on January 31, 2014. The Company approved the expiry extension from February 13, 2016 until February 13, 2018 on 7,227,340 warrants that remain outstanding as of November 30, 2016 from the non-brokered private placement that closed on February 13, 2014. The warrants were evaluated against ASC 815 Derivatives and Hedging, and determined to be equity instrument at initial recognition.

On February 28, 2017, the Company signed a Letter of Engagement with Adam Mogil and issued 1,000,000 warrant options to convert to 1,000,000 common shares to Adam Mogil to provide corporate services. The warrants have an exercise price of $0.09 and expire August 28, 2017. The fair value of the warrants granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions: expected volatility: 182%, risk-free interest rate: 1.22%, expected life: 0.50 years, dividend yield: 0.00% . The Company has recorded $29,168 (August 31, 2016: $Nil) in stock based compensation expense.

On April 21, 2017, the Company issued 95,500 shares for gross proceeds of $5,685 from the exercise of warrants of previous financings at $0.05 and $0.07.

On April 30, 2017, the Company issued 166,500 shares for gross proceeds of $11,655 from the exercise of warrants from a previous financing at $0.07.

During the year ended August 31, 2017, the Company issued 12,332,571 warrants attached to units issued in multiple private placements, see Note 10 for disclosure of individual amounts and terms of warrants by private placement. In addition, the Company issued 615,900 brokers warrants in connection with these private placements, also disclosed in Note 10.

The fair value of the brokers warrants was $33,213 (2016 - $Nil), recorded as share issuance costs offsetting the gross proceeds of private placements in additional-paid-in-capital, and was calculated using the Black Scholes option pricing model, with the following weighted average assumptions: expected volatility 168%, risk-free interest rate: 1.14%, expected life: 2 years, dividend yield: 0.00% .

A summary of warrants as at August 31, 2017 and August 31, 2016 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2016	29,412,139	$ 0.09
Expired	(3,906,800)	0.10
Exercised	(262,000)	0.07
Issued	13,948,471	0.08
Balance, August 31, 2017	39,191,810	$ 0.09

Number	Exercise	Expiry
Outstanding [1]	Price	Date
3,454,400	$0.12	April 28, 2019
4,477,500	$0.06	February 28, 2019
1,020,000	$0.06	January 20,2019
2,167,160	$0.15	January 31, 2018
7,227,340	$0.15	February 13, 2018
1,787,640	$0.15	January 30, 2018
637,200	$0.10 and $0.15 after 24 months	March 12, 2018
6,882,666	$0.05 and $0.10 after 18 months	May 20, 2019
3,253,333	$0.05 and $0.10 after 18 months	June 8, 2019
4,288,000	$0.07	August 9, 2018
3,996,571	$0.07	September 23, 2018
39,191,810

1.	Each warrant entitles a holder to purchase one common share.

12.	COMMITMENTS - OTHER

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

(b)

On October 9, 2009, the Company entered into a consulting agreement with BKB Management Ltd., a corporation organized under the laws of the Province of British Columbia. BKB Management Ltd. is a consulting company controlled by the chief financial officer of the Company. BKB Management provides management consulting services for CAD$4,500 (equivalent of $3,333) per month plus GST. Effective April 1, 2011, the consulting services are CAD$5,500 (equivalent of $4,074) per month plus GST. Effective March 1, 2014, the Company entered into a new consulting agreement with the consulting services at CAD$7,500 (equivalent of $5,556) per month plus GST. Effective July 31, 2017, the consulting agreement was terminated.

(c)

On September 19, 2016, the Company entered into a one year Investor Relations Consulting agreement with Duncan McKay. Based on the terms of the agreement, Mr. McKay can earn up to a maximum of 10% commissions on capital raised.

13.	INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory income tax rates to income tax benefit at the Company’s effective tax rates at August 31, 2017 and 2016:

	August 30,	August 30,
	2017	2016

Loss before taxes	$(801,166)	$(525,501)
Statutory tax rate	34%	34%
Expected income tax recovery	(272,396)	(178,670)
Non-deductible items	77,326	12,616
Change in estimates	(40,132)	(63,512)
Share issuance costs	(17,769)	(2,706)
Change in valuation allowance	252,971	232,271
Income tax expense (recovery)	$-	$-

Deferred taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at August 31, 2017 and 2016 are comprised of the following:

	August 30,	August 30,
	2017	2016

Net operating loss carry forwards	$4,110,965	$3,903,237
Marketable securities	9,225	9,225
Financing costs	15,839	2,165
Mineral property	32,555	-
Capital loss carry forwards	7,328	8,313
	4,175,912	3,922,940
Valuation allowance	4,175,912	3,922,940
Deferred tax assets (liabilities)	$-	$-

The Company has net operating loss carry forwards of approximately $11,565,488 which may be carried forward to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years. Future tax assets have not been recognized because it is not probable that future taxable profit will be available against which the Company can utilize the benefits therefrom.

14.	SEGMENTED INFORMATION

The Company conducted the operation in the health and wellness segment throughout 2015 and 2016, where the Company had launched the product V-Love™. For strategic reasons the Company had discontinued the manufacturing and retail distribution of V-Love™ at the end of fiscal 2016. The Company’s main focus is in the acquisition of natural resources. Accordingly, for the year ended August 31, 2017, the Company is operating its business in one reportable segment: natural resource acquisitions.

The following is a summary of financial information about the Company’s business segments for the years ended August 31, 2016:

2016	Alternative Health and	Natural resource
	Wellness	Acquisition

Sales to external customers	$14,315	$-
Operating costs	8,335	11,437
Segment operating loss	5,980	11,437
Total assets	144,114	96,250

All of the Company’s material long-lived assets are located in the United States.

15.	COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year's presentation. These reclassifications did not affect prior years' net losses.

16.	SUBSEQUENT EVENTS

On October 27, 2017, the Company granted 800,000 stock options to a director and consultant of the Company with an exercise price of $0.05, expiring November 2, 2022

On November 1, 2017, the Company closed the first tranche of a private placement of 2,600,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD $130,000. Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.

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

As of August 31, 2017, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2017, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President, Chief Executive Officer, Chief Financial Officer and Director	57	November 2007 April 14, 2008
Kristian Ross	Director	68	July 31, 2017
Kevin Brown	Director	54	October 23, 2015
Bal Bhullar	Former Chief Financial Officer and Director	47	October 9, 2009, February 6, 2015 Resigned July 31, 2017

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

Kristian Ross, Director

Mr. Kristian Ross has extensive experience in management and financing of Canadian junior resource companies for the past 40 years, including from early-stage project exploration and project procurement through feasibility, mine development, and production. Mr. Ross has experience in both base metal and precious metals project development and was previously President and CEO of a public mining company with two underground gold and silver mines in northern Canada.

Bal Bhullar, Chief Financial Officer and Director resigned July 31, 2017

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2017, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2017 and 2016; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2017 and 2016 who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa - tion ($)	Total ($)
Robert McAllister(1) President and Director	2017 2016	$72,000 $78,000	Nil Nil	Nil Nil	Nil Nil	$19,647 $9,767	Nil Nil	Nil Nil	$91,647 $87,767
Kristian Ross Director	2017 2016	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Kevin Brown Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$19,647 $9,767	Nil Nil	Nil Nil	$19,647 $9,767
Bal Bhullar(2) Former Chief Financial Officer and Director	2017 2016	$62,040 $71,440	Nil Nil	Nil Nil	Nil Nil	$19,647 $11,720	Nil Nil	Nil Nil	$81,687 $83,160

(1)        On November 30, 2007, Mr. McAllister was appointed as our President and on April 14, 2008 he was appointed as a director. Salary for Mr. McAllister was partially accrued for 2017, 2016, 2015 and 2014. On July 31, 2017, Mr. McAllister was appointed interim CFO.

(2)        On February 6, 2015, Ms. Bhullar was appointed as a director. Consulting fees for the CFO were partially accrued for 2017, 2016, 2015 and 2014. Effective July 31, 2017, Ms. Bhullar resigned her position as CFO and director of the Company.

Employment/Consulting Agreements

We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007. During the term of this agreement, Mr. McAllister is to provide corporate administration and oil & gas exploration and production consulting services, such duties and responsibilities to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and supervising office staff and exploration and oil & gas consultants. Mr. McAllister is reimbursed at the rate of $2,000 per month. On December 1, 2008, the consulting fee was increased to $5,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective March 1, 2014, the Company entered into a new consulting contract with the consulting services at $6,500 per month plus GST. Effective July 1, 2017, a new consulting contract was entered into with remuneration set at $3,500 per month plus GST.

On October 9, 2009, we entered into a consulting agreement with BKB Management Ltd, a corporation organized under the laws of the Province of British Columbia. BKB Management controlled by the chief financial officer of the Company. A fee of CAD$4,675 including HST is paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective April 1, 2011, the consulting services are CAD$5,500 per month plus HST. Effective March 1, 2014, the Company entered into a new consulting agreement with the consulting services at CAD$7,500 per month plus GST. Effective July 31, 2017, the consulting agreement with BKB Management Ltd. was terminated.

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

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert McAllister	250,000 360,000 500,000 500,000			$0.06 $0.10 $0.05 $0.07	2018/11/05 2019/11/03 2020/10/23 2022/01/20
Kevin Brown	500,000 500,000			$0.05 $0.07	2020/10/23 2022/01/20
Bal Bhullar	250,000 500,000 600,000 500,000			$0,06 $0.10 $0.05 $0.07	2018/11/05 2019/11/03 2020/10/23 2022/01/20

Option Exercises

During our fiscal year ended August 31, 2017, there were no stock options exercised.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 10, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert McAllister Kelowna, British Columbia, Canada	6,260,000(2)	5.97%
Bal Bhullar Vancouver, British Columbia, Canada	4,151,000(3)	3.95%
Kevin Brown Kelowna, British Columbia, Canada	1,000,000(4)	.95%
Kristian Ross Kelowna, British Columbia, Canada	500,000(5)	.48%
Directors and Executive Officers as a Group (4 people)	11,911,000	11.35%
Total	11,911,000	11.35%

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

(2)	Includes:

1.	500,000 options which are exercisable at $0.10 into common shares;
2.	360,000 options which are exercisable at $0.05 into common shares;
3.	250,000 options which are exercisable at $0.06 into common shares;
4.	500,000 options which are exercisable at $0.07 into common shares;
5.	500,000 warrants which are exercisable at $0.06 into common shares; and
6.	4,150,000 common shares.

(3)	Includes:
	1.	500,000 options which are exercisable at $0.10 into common shares;
	2.	600,000 options which are exercisable at $0.05 into common shares;
	3.	250,000 options which are exercisable at $0.06 into common shares;
	4.	500,000 options which are exercisable at $0.07 into common shares;
	5.	100,000 warrants which are exercisable at $0.15 into common shares;
	6.	1,000,000 warrants which are exercisable at $0.05 and $0.10 after 18 months into common shares; and
	7.	1,201,000 commons shares.

(4)	Includes:
	1.	500,000 options which are exercisable at $0.05 into common shares; and
	2.	500,000 options which are exercisable at $0.07 into common shares.

(5)	Includes:
1. 500,000 options which are exercisable at $0.05 into common shares.

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

For the year ended August 31, 2017, the Company was party to the following related party transactions:

•

Incurred $72,000 (August 31, 2016: $100,303) to the President of the Company in consulting fees (Note 12(a)). As at August 31, 2017, the accounts payable to the President of the Company was $141,035 (August 31, 2016: $103,774)

•	Incurred $62,040 (August 31, 2016: $68,390) in consulting fees to a company controlled by the former CFO of the Company (Note 12(b)).
•	Incurred share based compensation expenses of $58,942 in relation to stock options issued to officers and directors of the Company (August 31, 2016: $33,206).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

Director Independence

We currently act with three (3) directors, consisting of Robert McAllister, Kevin Brown, and Kristian Ross. We have determined that Kristian Ross is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2017 and for fiscal year ended August 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2017	August 31, 2016
Audit Fees	25,000	28,000
Audit Related Fees	Nil	12,993
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	25,000	40,993

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

Audit related Fees. There were $25,000 audit related fees paid to Davidson and Company LLP for the fiscal year ended August 31, 2017 and $28,000 for the fiscal year ended August 31, 2015 paid to MNP LLP.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2017 and August 31, 2016, we did not use Davidson and Company LLP and MNP LLP for non-audit professional services or preparation of corporate tax returns.

We do not use Davidson and Company or MNP LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Davidson and Company or MNP LLP to provide compliance outsourcing services.

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

ENERTOPIA CORP.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 14, 2017.

By: /s/ Robert McAllister
Robert McAllister
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 14, 2017.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 14, 2017.

By: /s/ Robert McAllister
Robert McAllister
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 14, 2017.