Form 10-Q
period 2017-11-30
Enertopia Corp.
filed 2018-01-10
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File Number 000-51866

ENERTOPIA CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

156 Valleyview Rd, Kelowna, BC	V1X 3M4
(Address of principal executive offices)	(Zip Code)

250-765-6412
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
104,898,031 common shares issued and outstanding as of November 30, 2017

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the three months period ended November 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30	August 31
	2017	2017

ASSETS

Current

Cash and cash equivalents	$51,593	$150,870
Accounts receivable	14,209	9,060
Prepaid expenses and deposit	60,533	18,782

Total current assets	126,335	178,712

Non-Current
Long term investments (Note 5)	1	1
Lithium Technology (Note 7)	12,500	12,500

Total Assets	$138,836	$191,213

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current

Accounts payable	$289,191	$287,706
Shares Subscription Received	-	-
Due to related parties (Note 8)	148,385	141,035
Total Current Liabilities	437,576	428,741

STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 104,898,031 common shares at November 30, 2017 and August 31,2017: 102,298,031	104,899	102,299

Additional paid-in capital (Note 9)	13,031,466	12,901,936

Deficit accumulated during the exploration stage	(13,435,105)	(13,241,763)

Total Stockholders' Equity	(298,740)	(237,528)

Total Liabilities and Stockholders' Equity	$138,836	$191,213

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY

Balance, August 31, 2016	89,528,460	89,528	12,214,934	(12,440,597)	(136,135)

Stock Based Compensation	-	-	39,646	-	227,428

Shares issued for private placement on September 23	3,858,571	3,859	93,792	-	97,651

Shares issued for Definitive Agreement on October 7	175,000	175	6,825	-	7,000

Comprehensive income (loss):	-	-	-	(165,712)	(165,712)

Balance, November 30, 2016	93,562,031	93,562	12,355,197	(12,606,309)	(157,550)

Stock Based Compensation	-	-	187,782	-	187,782

Shares issued for Private Placement on January 20	1,000,000	1,000	28,600	-	29,600

Shares issued for Private Placement on February 28	4,250,000	4,250	115,119	-	119,369

Warrant conversion on April 21	95,500	96	5,590	-	5,686

Warrant conversion on April 28	166,500	167	11,488	-	11,655

Shares issued for Private Placement on April 28	3,224,000	3,224	198,161	-	201,385

Comprehensive income (loss):	-	-	-	(635,454)	(635,454)

Balance, August 31, 2017	102,298,031	$102,299	$12,901,936	$(13,241,763)	$(237,528)

Stock Based Compensation	-	-	31,237	-	31,237

Shares issued for Private Placement on November 1	2,600,000	2,600	98,293	-	100,893

Comprehensive income (loss):	-	-	-	(193,342)	(193,342)

Balance, November 30, 2017	104,898,031	104,899	13,031,466	(13,435,105)	(298,740)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (unaudited)
(Expressed in U.S. Dollars)

	Quarter Ended
		November 30
	November 30	2016
	2017	(Note 13)

Revenue
Net Sales	-	-
Cost of Product Sales	-	-

Gross Profit	-	-

Expenses
Accounting and audit	6,118	14,800
Sales & Marketing	-	-
Bank charges and interest expense	357	1,252
Consulting (Note 8)	10,700	39,128
Mineral exploration costs	-	31,509
Fees and dues	11,804	11,268
Insurance	3,002	3,548
Investor relations	12,651	27,255
Legal and professional	3,748	6,336
Office and miscellaneous	1,775	(2,379)
Research and Development	108,748	-
Rent	1,362	4,724
Stock based compensation	31,237	39,646
Telephone	(203)	697
Training & Conferences	-	-
Travel	2,631	527

Total expenses	193,931	178,311

Loss for the period before other items	(193,931)	(178,311)

Other income (expense)
Foreign exchange gain	589	-
Gain on marketable securities (Note 4)	-	12,599

Net loss and comprehensive loss for the period	$(193,342)	$(165,712)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	102,504,606	81,823,821

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	Quarter End
	November 30	November 30
	2017	2016
Cash flows used in operating activities

Net Income (loss)	$(193,342)	$(165,712)
Changes to reconcile net loss to net cash used in operating activities
Stock based compensation	31,237	39,646
Gain on owned securities	-	(12,599)
Change in non-cash working capital items:
Accounts receivable	(5,149)	(2,599)
Prepaid expenses and deposit	(41,751)	26,759
Accounts payable and accrued liabilities	1,485	(13,404)
Due to related parties	7,350	11,086
Net cash (used in) operating activities	(200,170)	(116,823)

Cash flows from (used in) investing activities
Proceeds from sale of marketable securities	-	25,979
Mineral resource properties acquisition	-	(5,000)
Net cash from investing activities	-	20,979

Cash flows from financing activities
Net proceeds from subscriptions received	100,893	97,651
Net cash from financing activities	100,893	97,651
Increase (Decrease) in cash and cash equivalents	(99,277)	1,807
Cash and cash equivalents, beginning of period	150,870	31,034
Cash and cash equivalents, end of period	$51,593	$32,841

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
November 30, 2017
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited condensed interim financial statements for the period ended November 30, 2017 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2017 audited annual financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company was an independent natural resource company engaged in the exploration, development and acquisition of natural resources in the United States and Canada. In the fiscal year 2010, the Company shifted its strategic plan from its non-renewal energy operations to its planned renewal energy operations and natural resource acquisition and development. In late summer of 2013, the Company had another business sector in alternative health and wellness. During spring of 2016, the Company shifted its strategic plan to natural resource acquisitions and Lithium brine extraction technology. The Company office is located in Kelowna, B.C., Canada.

2.	GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $311,241 for the quarter ended November 30, 2017 [deficit of $250,029 for the year ended August 31, 2017]. The Company incurred a net loss of $193,342 for the three months ended November 30, 2017 [net loss of $165,712 for the three months ended November 30, 2016] and as at November 30, 2017 has incurred cumulative losses of $13,435,105 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to be adequately financed on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company’s shareholders, and ultimately to obtain successful operations. There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. There is significant uncertainty as to whether we can obtain additional financing. These unaudited interim condensed financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited condensed interim financial statements.

3.	SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2017.

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

As at November 30, 2017 and August 31, 2017, the Company held no marketable securities.

During the quarter end November 30, 2016, the Company disposed of 134,000 common shares of Lexaria. The proceeds from the sales of sales were $25,979. The Company recorded a gain of $12,599 in profit and loss on the sale of marketable securities.

5.	LONG TERM INVESTMENTS

Global Solar Water Power Systems Inc. (“GSWPS”)

During the year ended August 31, 2013, based on the management’s assessment of GSWPS’s current operations, the Company decided to write down long-term investment in GSWPS to $1.

6.	MINERAL PROPERTY

During the year ended August 30, 2017 the company staked lode and placer claims of BLM lands in Esmerelda county Nevada covering approximately 160 Acres subject to adjustment. The Company has a 100% interest in the lands and is only responsible for the yearly maintenance fees to keep its 100% interest. The claims are in good standing until August 31, 2018.

7. LITHIUM TECHNOLOGY

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

The following are key points of the terms of the formal Definitive Commercial Agreement:

a)

Enertopia to pay within 30 days to GWT $10,000 (paid) for the bench testing of four lithium brine samples to confirm the June 2016 feasibility report. During the period ended November 30, 2017, the Company signed a Lab Testing Service Agreement with GWT and paid $96,475 for the purpose of additional bench testing services with a further $96,475 due December 15, 2017 (paid subsequent to the three month period ended November 30, 2017) plus materials costs of $8,998 (paid subsequent to the three month period ended November 30, 2017). Within 30 days of successful independent 3rd party lab testing of the bench test results, Enertopia will issue 250,000 common shares to GWT.

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

8.	RELATED PARTIES TRANSACTION

For the three months ended November 30, 2017, the Company was party to the following related party transactions:

•	Incurred $10,500 (November 30, 2016: $19,500) to the President of the Company in consulting fees.
•	Incurred CAD$Nil (November 30, 2016: CAD$22,500) in consulting fees to a company controlled by the former CFO of the Company.
•	$148,385 (August 31, 2017: $141,035) was payable to the President of the Company.
•	Incurred share based compensation expenses of $19,523 in relation to stock options issued to a director of the Company (November 30, 2016: $nil).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

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

On November 1, 2017, the Company closed the first tranche of a private placement of 2,600,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$130,000 (equivalent of $100,893). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.

As at November 30, 2017 the Company had 104,898,031 shares issued and outstanding and as at August 31, 2017, the Company had 102,298,031 shares issued and outstanding.

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

On November 1, 2017, the Company granted 800,000 stock options to a director and consultant of the Company with an exercise price of $0.05, expiring November 2, 2022.

For the three months ended November 30, 2017, the Company recorded $31,237 (November 30, 2016 – $39,646) stock based compensation expenses.

A summary of the changes in stock options for the three months ended November 30, 2017 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2017	7,295,000	$ 0.07
Granted	800,000	0.05
Balance, November 30, 2017	8,095,000	$ 0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	November 30, 2017	November 30, 2016
Expected volatility	204%	223%
Risk-free interest rate	2.03%	1.22%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.04	$0.05

The Company has the following options outstanding and exercisable.

November 30, 2017

	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.05	800,000	4.91 years
$0.10	500,000	4.42 years
$0.07	1,500,000	4.17 years
$0.07	1,535,000	4.14 years
$0.07	800,000	3.81 years
$0.05	1,460,000*	2.90 years
$0.10	1,000,000	1.93 years
$0.06	500,000	0.93 years

	8,095,000	3.40 years

*Subsequent to the three month period ended November 30, 2017, 240,000 options were exercised for net proceeds of $12,000.

August 31, 2017

	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.10	500,000	4.67 years
$0.07	1,500,000	4.42 years
$0.07	1,535,000	4.39 years
$0.07	800,000	4.05 years
$0.05	1,460,000	3.15 years
$0.10	1,000,000	2.18 years
$0.06	500,000	1.18 years

	7,295,000	3.43 years

*The aggregate intrinsic value for options outstanding and exercisable as at November 30, 2017 was $Nil.

Warrants

On December 16, 2015, the Company submitted to the CSE the Form 13 for extending two classes of warrants by two years with all other terms and conditions remaining the same. The Company approved the expiry extension from January 31, 2016 till January 31, 2018 on 2,167,160 warrants that remain outstanding as of November 30, 2017 from the non-brokered private placement that closed on January 31, 2014. The Company approved the expiry extension from February 13, 2016 until February 13, 2018 on 7,227,340 warrants that remain outstanding as of November 30, 2017 from the non-brokered private placement that closed on February 13, 2014. The warrants were evaluated against ASC 815 Derivatives and Hedging, and determined to be equity instrument at initial recognition.

On February 28, 2017, the Company signed a Letter of Engagement with Adam Mogil and issued 1,000,000 warrant options to convert to 1,000,000 common shares to Adam Mogil to provide corporate services. The warrants have an exercise price of $0.09 and expire August 28, 2017. The fair value of the warrants granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions: expected volatility: 182%, risk-free interest rate: 1.22%, expected life: 0.50 years, dividend yield: 0.00% . The Company has recorded $29,168 in stock based compensation expense.

On April 21, 2017, the Company issued 95,500 shares for gross proceeds of $5,685 from the exercise of warrants of previous financings at $0.05 and $0.07.

On April 30, 2017, the Company issued 166,500 shares for gross proceeds of $11,655 from the exercise of warrants from a previous financing at $0.07.

During the year ended August 31, 2017, the Company issued 12,332,571 warrants attached to units issued in multiple private placements, see Note 9 for disclosure of individual amounts and terms of warrants by private placement. In addition, the Company issued 615,900 brokers warrants in connection with these private placements, also disclosed in Note 9. The fair value of the brokers warrants was $33,213, recorded as share issuance costs off-setting the gross proceeds of private placements in additional-paid-in-capital, and was calculated using the Black Scholes option pricing model, with the following weighted average assumptions: expected volatility 168%, risk-free interest rate: 1.14%, expected life: 2 years, dividend yield: 0.00% .

During the three month period ended November 30, 2017, the Company issued 2,600,000 warrants attached to units in a private placement, see Note 9 for disclosure of the terms of the warrants.

A summary of warrants as at November 30, 2017 and August 31, 2017 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2017	39,191,810	$ 0.09
Expired	-	-
Issued	2,600,000	0.06
Balance, November 30, 2017	41,791,810	$ 0.09

Number	Exercise	Expiry
Outstanding [1]	Price	Date
2,600,000	$0.06	November 1, 2019
3,454,400	$0.12	April 28, 2019
4,477,500	$0.06	February 28, 2019
1,020,000	$0.06	January 20,2019
2,167,160	$0.15	January 31, 2018
7,227,340	$0.15	February 13, 2018
1,787,640	$0.15	January 30, 2018
637,200	$0.10 and $0.15 after 24 months	March 12, 2018
6,882,666	$0.05 and $0.10 after 18 months	May 20, 2019
3,253,333	$0.05 and $0.10 after 18 months	June 8, 2019
4,288,000	$0.07	August 9, 2018
3,996,571	$0.07	September 23, 2018
41,791,810

1.	Each warrant entitles a holder to purchase one common share.

11.	COMMITMENTS - OTHER

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

12.	SEGMENTED INFORMATION

As at November 30, 2017 and August 31, 2017, the Company is operating its business in one reportable segment: natural resource acquisitions. All of the Company’s material long-lived assets are located in the United States.

13.	COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period's presentation. These reclassifications did not affect prior periods' net losses.

14.	SUBSEQUENT EVENT

On December 8, 2017, the Company closed the second tranche of a private placement of 3,954,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD $197,700. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finder’s fee of CAD $12,770 and 230,400 full broker warrants was paid to third parties. Each full broker warrant entitles the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.

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

On October 27, 2017 we entered into a one year Investor Relations Consulting agreement with FronTier Merchant Capital Group. Terms of the agreement, FronTier Capital Group has been retained for a 12-month period at $87,000 (plus applicable sales tax) per annum plus direct expenses. The company will also grant 300,000 stock options to FronTier at an exercise price of 0.05 per share expiring 5 years from the date of grant.

On November 1, 2017, we closed the first tranche of a private placement of 2,600,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$130,000. Each unit consists of one common share of our Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of our Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.

On November 1, 2017, we granted 500,000 stock options to a director of the company at an exercise price of 0.05 per share expiring 5 years from the date of grant.

Subsequent to quarter end, on December 8, 2017, we closed the second tranche of a private placement of 3,954,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD $197,700. Each unit consists of one common share of our Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of our Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finder’s fee for CAD $12,770 and 230,400 full broker warrants was paid to third parties. Each full broker warrant entitling the holder to purchase one additional common share of our Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.

On December 8, 2017 we issued 240,000 common shares of our Company on the exercise of 240,000 stock options that were exercised by a director of the Company at $0.05 for $12,000 for net proceeds to the company.

On December 15, 2017 we paid Genesis Water Technologies (GWT) $96,465 for the second and final payment for the Second phase of the second bench test and $8,998 for the bill of materials for the bench test.

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

The consideration payable by Enertopia to the Optionor pursuant to this Offer shall consist of:

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

The following are key points of the terms of the formal Definitive Commercial Agreement:

a)

Enertopia to pay within 30 days to GWT $10,000 (paid) for the bench testing of four lithium brine samples to confirm the June 2016 feasibility report. During the three month period ended November 30, 2017, the Company signed a Lab Testing Service Agreement with GWT and paid $96,475 for the purpose of additional bench testing services with a further $96,475 due December 15, 2017 (paid subsequent to the three months ended November 30, 2017) plus materials costs of $8,998 (paid subsequent to the three months ended November 30, 2017). Within 30 days of successful independent 3rd party lab testing of the bench test results, Enertopia will issue 250,000 common shares to GWT.

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

Equity Investment in Global Solar Water Power Systems Inc.

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

Results of Operations – Three Months Ended November 30, 2017 and November 30, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2017, which are included herein.

Our operating results for the three months ended November 30, 2017, for the three months ended November 30, 2016 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended November 30, 2017		Three Months Ended November 30, 2016		Change Between Three Month Period Ended November 30, 2017 and November 30, 2016
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of Product Sales		Nil		Nil		Nil
Other (income) expenses		(589)		(12,599)		12,010
General and administrative		193,931		178,311		15,620
Bank charges and interest expense		357		1,252		(895)
Consulting fees		10,700		39,128		(28,428)
Stock Based Compensation		31,237		39,646		(8,409)
Exploration Expenses		Nil		31,509		(31,509)
Research and Development		108,748		Nil		108,748
Professional Fees		3.748		6,336		(2,588)
Net income (loss)		(193,342)		(165,712)		(27,630)

Our accumulated losses increased to $13,435,105 at November 30, 2017. Our financial statements report revenue of $nil for the three months ended November 30, 2017 and November 30, 2016. Our financial statements report a net loss of $193,342 for the three-month period ended November 30, 2017, compared to a net loss of $165,712 for the three-month period ended November 30, 2016. Our net losses have increased by $27,630 for the three month period ended November 30, 2017. Our general and administrative expenses were higher by $15,620 for November 30, 2017 compared to November 30, 2016. The increase was largely due to increased research and development expenditures, which were offset by lower consulting fees, stock based compensation, exploration expenses and professional fees for the three month period ended November 30, 2017 compared to November 30, 2016. Additionally, the Company incurred lower investor relations and rent expenses for the three month period ended November 30, 2017, compared to November 30, 2016.

As at November 30, 2017, we had $437,576 in current liabilities. The increase is largely due to timing of trade payables due for the quarter. Our net cash used in operating activities for the three months ended November 30, 2017 was $200,170 compared to $116,823 used in the three months ended November 30, 2016.

Our total liabilities as of November 30, 2017 were $437,576 as compared to total liabilities of $428,741 as of August 31, 2017.

Liquidity and Financial Condition

Working Capital
	At November 30,	At August 31,
	2017	2017
Current assets	$126,335	$178,712
Current liabilities	(437,576)	(428,741)
Working capital (deficiency)	$(311,241)	$(250,029)

Cash Flows
	Three Months Ended
	November 30	November 30
	2017	2016

Cash flows (used in) operating activities	$(200,170)	$(116,823)
Cash flows from financing activities	100,893	97,651
Cash flows from investing activities	-	20,979
Net increase (decrease) in cash during period	$(99,277)	$1,807

Operating Activities

Net cash used in operating activities was $200,170 in the three months ended November 30, 2017 compared with net cash used in operating activities of $116,823 in the same period in 2016. The increase in cash used mostly results from increased operating costs incurred in the current period from research and development expenses and increased prepaid expenses.

Financing Activities

Net cash provided by financing activities was $100,893 in the three months ended November 30, 2017 compared to $97,651 in the same period in 2016. The cash provided was from the private placements.

Investing Activities

Net cash provided in investing activities was $Nil in the three months ended November 30, 2017 compared to $20,979 in the same period in 2016. The cash provided in the three months ended November 30, 2016 was from sale of marketable securities and purchase of Lithium Brine properties.

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

As of November 30, 2017, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Other than our operations office in Kelowna, British Columbia, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons” assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Item 6. Exhibits

Exhibit	Description
Number

(i)	Articles of Incorporation; and (ii) Bylaws

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1	Certification Pursuant to 18 U.S.C. ss 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2	Certification Pursuant to 18 U.S.C. ss 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. ss 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. ss 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
01/10/2018

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
01/10/2018