Form 10-Q
period 2018-02-28
Enertopia Corp.
filed 2018-04-06
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________

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
110,753,031 common shares issued and outstanding as of February 28, 2018

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the six month period ended February 28, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 28	August 31
	2018	2017

ASSETS
Current
Cash and cash equivalents	$32,487	$150,870
Accounts receivable	1,453	9,060
Prepaid expenses and deposit	107,927	18,782

Total current assets	141,867	178,712

Non-Current
Long term investments (Note 5)	1	1
Lithium Technology (Note 7)	12,500	12,500

Total Assets	$154,368	$191,213

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable	$271,632	$287,706
Due to related parties (Note 8)	159,491	141,035
Total Current Liabilities	431,123	428,741

STOCKHOLDERS' EQUITY
Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 110,753,031 common shares at February 28, 2018 and August 31,2017: 102,298,031	110,754	102,299
Additional paid-in capital (Note 9)	13,247,143	12,901,936

Deficit accumulated during the exploration stage	(13,634,652)	(13,241,763)

Total Stockholders' Equity	(276,755)	(237,528)

Total Liabilities and Stockholders' Equity	$154,368	$191,213

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY

Balance, August 31, 2016	89,528,460	89,528	12,214,934	(12,440,597)	(136,135)

Stock Based Compensation	-	-	227,428	-	227,428

Shares issued for private placement on September 23	3,858,571	3,859	93,792	-	97,651

Shares issued for Definitive Agreement on October 7	175,000	175	6,825	-	7,000

Shares issued for Private Placement on January 20	1,000,000	1,000	28,600	-	29,600

Shares issued for Private Placement on February 28	4,250,000	4,250	115,119	-	119,369

Warrant conversion on April 21	95,500	96	5,590	-	5,686

Warrant conversion on April 28	166,500	167	11,488	-	11,655

Shares issued for Private Placement on April 28	3,224,000	3,224	198,160	-	201,384

Comprehensive income (loss):	-	-	-	(801,166)	(801,166)

Balance, August 31, 2017	102,298,031	$102,299	$12,901,936	$(13,241,763)	$(237,528)

Stock Based Compensation	-	-	31,237	-	31,237

Shares issued for Private Placement on November 1	2,600,000	2,600	98,598	-	101,198

Shares issued for Private Placement on December 8	3,954,000	3,954	140,505	-	144,459

Option conversion on December 8	240,000	240	11,760	-	12,000

Shares issued for Private Placement on January 12	1,611,000	1,611	59,657	-	61,268

Warrant conversion on February 2	50,000	50	3,450	-	3,500

Comprehensive income (loss):	-	-	-	(392,889)	(392,889)

Balance, February 28, 2018	110,753,031	110,754	13,247,143	(13,634,652)	(276,755)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28	February 28	February 28	February 28
	2018	2017	2018	2017
		(Note 13)		(Note 13)
Expenses
Accounting and audit	15,852	6,563	21,970	21,363
Bank charges and interest expense	380	561	737	1,813
Consulting	11,000	10,958	21,700	450,086
Mineral exploration costs	6,083	1,160	6,083	32,669
Fees and dues	7,632	7,157	19,436	18,425
Insurance	4,275	3,219	7,277	6,767
Investor relations	38,852	55,935	51,503	83,190
Legal and professional	3,219	1,758	6,967	8,094
Office and miscellaneous	2,088	2,983	3,863	604
Research and development	102,996	-	211,744	-
Rent	1,371	4,114	2,733	8,838
Stock based compensation	-	124,746	31,237	164,392
Telephone	74	886	(129)	1,583
Training & Conferences	-	-	-	-
Travel	4,328	5,206	6,959	5,733

Total expenses	198,150	225,246	392,080	403,557

(Loss) for the period before other items	(198,150)	(225,246)	(392,080)	(403,557)

Other income (expense)
Foreign exchange gain (loss)	(1,398)		(809)
Gain (loss) on marketable securities	-	(282)	-	12,316
Impairment of long term investments	-	(1)	-	(1)

Net loss and comprehensive loss for the period	$(199,548)	$(225,529)	$(392,889)	$(391,242)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	109,574,975	93,670,835	106,332,976	91,811,606

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 28	February 28
	2018	2017
Cash flows used in operating activities

Net Income (loss)	$(392,889)	$(391,242)
Changes to reconcile net loss to net cash used in operating activities
Stock based compensation	31,237	164,392
Gain on owned securities	-	(12,317)
Impairment of long term investments	-	1
Change in non-cash working capital items:
Accounts receivable	7,607	(7,454)
Prepaid expenses and deposit	(89,145)	5,849
Accounts payable and accrued liabilities	(16,074)	(3,901)
Due to related parties	18,456	44,078
Net cash (used in) operating activities	(440,808)	(200,594)

Cash flows from (used in) investing activities
Proceeds from sale of marketable securities	-	31,097
Acquisition of lithium technology	-	(10,000)
Mineral resource properties acquisition	-	(5,000)
Net cash from investing activities	-	16,097

Cash flows from financing activities
Net proceeds from options exercised	3,500
Net proceeds from warrants exercised	12,000
Net proceeds from subscriptions received	306,925	246,618
Net cash from financing activities	322,425	246,618
Increase (Decrease) in cash and cash equivalents	(118,383)	62,121
Cash and cash equivalents, beginning of period	150,870	31,034
Cash and cash equivalents, end of period	$32,487	$93,155

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
February 28, 2018
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited condensed interim financial statements for the period ended February 28, 2018 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2017 audited annual financial statements and notes thereto.

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

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $289,256 for the quarter ended February 28, 2018 [deficit of $250,029 for the year ended August 31, 2017]. The Company incurred a net loss of $392,889 for the six months ended February 28, 2018 [net loss of $391,242 for the six months ended February 28, 2017] and as at February 28, 2018 has incurred cumulative losses of $13,634,652 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to be adequately financed on this basis.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard related to the revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standards, including clarification on the accounting for licenses of intellectual property and identifying performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company will apply the full retrospective approach to adopt the standard but does not anticipate that this standard will have a material impact on its consolidated financial statements.

In January 2016, FASB issued a new standard to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The new standard will be effective for the Company beginning September 1, 2018. The standard is not expected to have any impact on the Company’s financial statements.

In February 2016 FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with the fair value up to the amount of taxes owed using the maximum statutory rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeiture awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as in currently required. The amendments of this ASU are effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company does not grant non-statutory stock options and, as such, does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for the Company beginning September 1, 2020, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements.

4.	MARKETABLE SECURITIES

As at February 28, 2018 and August 31, 2017, the Company held no marketable securities.

During the six month period ended February 28, 2017, the Company disposed of 156,500 common shares of Lexaria. The proceeds from the sales of sales were $31,097. The Company recorded a gain of $12,317 in profit and loss on the sale of marketable securities.

5.	LONG TERM INVESTMENTS

Global Solar Water Power Systems Inc. (“GSWPS”)

During the year ended August 31, 2013, based on the management’s assessment of GSWPS’s current operations, the Company decided to write down long-term investment in GSWPS to $1.

Pro Eco Energy USA Ltd. (“Pro Eco Energy”)

As at February 28, 2017, Pro Eco Energy announced it will be closing out the company. As a result, the asset was written down to $nil.

6.	MINERAL PROPERTY

During the year ended August 30, 2017 the company staked lode and placer claims on BLM lands in Esmerelda county Nevada covering approximately 160 Acres subject to adjustment. The Company has a 100% interest in the lands and is only responsible for the yearly maintenance fees to keep its 100% interest. The claims are in good standing until August 31, 2018.

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

The following are key points of the terms of the formal Definitive Commercial Agreement:

a)

Enertopia to pay within 30 days to GWT $10,000 (paid) for the bench testing of four lithium brine samples to confirm the June 2016 feasibility report. During the six month period ended February 28, 2018, the Company signed a Lab Testing Service Agreement with GWT and paid $192,950 for the purpose of additional bench testing services plus materials costs of $8,998. Within 30 days of successful independent 3rd party lab testing of the bench test results, Enertopia will issue 250,000 common shares to GWT.

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

8.	RELATED PARTIES TRANSACTION

For the six month period ended February 28, 2018, the Company was party to the following related party transactions:

•	Incurred $21,000 (February 28, 2017: $39,000) to the President of the Company in consulting fees.
•	Incurred CAD $Nil (February 28, 2017: CAD$45,000) in consulting fees to a company controlled by the former CFO of the Company.
•	$159,491 (August 31, 2017: $141,035) was payable to the President of the Company.
•	Incurred share based compensation expenses of $19,523 in relation to stock options issued to a director of the Company (February 28, 2017: $51,070).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

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

On November 1, 2017, the Company closed the first tranche of a private placement of 2,600,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$130,000 (equivalent of $101,198). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.

On December 8, 2017, the Company closed the second tranche of a private placement of 3,954,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$197,700 (equivalent of $150,443). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finder’s fee of CAD$12,770 and 230,400 broker warrants was paid to a third party. The broker warrants have the same terms as the warrants issued as part of the unit offering.

On January 12, 2018, the Company closed the final tranche of a private placement of 1,611,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$80,550 (equivalent of $62,760). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finder’s fee of CAD$3,880 and 77,600 broker warrants was paid to a third party. The broker warrants have the same terms as the warrants issued as part of the unit offering.

As at February 28, 2018 the Company had 110,753,031 shares issued and outstanding and as at August 31, 2017, the Company had 102,298,031 shares issued and outstanding.

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

For the six month period ended February 28, 2018, the Company recorded $31,237 (February 28, 2017 – $164,392) stock based compensation expenses.

A summary of the changes in stock options for the six months ended February 28, 2018 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2017	7,295,000	$ 0.07
Granted	800,000	0.05
Exercised	(240,000)	0.05
Balance, February 28, 2018	7,855,000	$ 0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	February 28, 2018	February 28, 2017
Expected volatility	204%	139%-147%
Risk-free interest rate	2.03%	1.22%-1.95%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.04	$0.03-$0.04

The Company has the following options outstanding and exercisable.

February 28, 2018

	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.05	800,000	4.66 years
$0.10	500,000	4.18 years
$0.07	1,500,000	3.93 years
$0.07	1,535,000	3.90 years
$0.07	800,000	3.56 years
$0.05	1,220,000	2.65 years
$0.10	1,000,000	1.68 years
$0.06	500,000	0.68 years

	7,855,000	3.15 years

August 31, 2017

	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.10	500,000	4.67 years
$0.07	1,500,000	4.42 years
$0.07	1,535,000	4.39 years
$0.07	800,000	4.05 years
$0.05	1,460,000	3.15 years
$0.10	1,000,000	2.18 years
$0.06	500,000	1.18 years

	7,295,000	3.43 years

*The aggregate intrinsic value for options outstanding and exercisable as at February 28, 2018 was $Nil.

Warrants

On December 16, 2015, the Company submitted to the CSE the Form 13 for extending two classes of warrants by two years with all other terms and conditions remaining the same. The Company approved the expiry extension from January 31, 2016 till January 31, 2018 on 2,167,160 warrants that expired unexercised during the six month period ended February28, 2018 from the non-brokered private placement that closed on January 31, 2014. The Company approved the expiry extension from February 13, 2016 until February 13, 2018 on 7,227,340 warrants that expired unexercised during the six month period ended February28, 2018 from the non-brokered private placement that closed on February 13, 2014. The warrants were evaluated against ASC 815 Derivatives and Hedging, and determined to be equity instrument at initial recognition.

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

During the six-month period ended February 28, 2018, the Company issued 8,165,000 warrants attached to units in a private placement and 308,000 broker warrants in connection with the private placement, see Note 9 for disclosure of the terms of the warrants. The fair value of the brokers warrants was $10,774, recorded as share issuance costs off-setting the gross proceeds of private placements in additional-paid-in-capital, and was calculated using the Black Scholes option pricing model, with the following weighted average assumptions: expected volatility 150%, risk-free interest rate: 1.85%, expected life: 2 years, dividend yield: 0.00% .

A summary of warrants as at February 28, 2018 and August 31, 2017 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2017	39,191,810	$ 0.09
Expired	(11,182,140)	0.14
Issued	8,473,000	0.06
Exercised	(50,000)	0.07
Balance, February 28, 2018	36,432,670	$ 0.07

Number	Exercise	Expiry
Outstanding [1]	Price	Date
1,688,600	$0.06	January 12, 2020
4,184,400	$0.06	December 8, 2019
2,600,000	$0.06	November 1, 2019
3,454,400	$0.12	April 28, 2019
4,477,500	$0.06	February 28, 2019
1,020,000	$0.06	January 20,2019
637,200	$0.10 and $0.15 after 24 months	March 12, 2018
6,882,666	$0.05 and $0.10 after 18 months	May 20, 2019
3,253,333	$0.05 and $0.10 after 18 months	June 8, 2019
4,288,000	$0.07	August 9, 2018
3,946,571	$0.07	September 23, 2018
36,432,670

1.	Each warrant entitles a holder to purchase one common share.

11.	COMMITMENTS - OTHER

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

As at February 28, 2018 and August 31, 2017, the Company is operating its business in one reportable segment: natural resource acquisitions. All of the Company’s material long-lived assets are located in the United States.

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

On February 9, 2015, we entered into a one year contract with Maureen McGrath/McGrath Group as Lead Medical Strategist, with a monthly fee of CAD$3,000.

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

On May 5, 2017, the Company terminated the Definitive Agreement dated May 12, 2016 with the Vendor on the Nevada Lithium brine properties.

On May 8, the Company announced it would be conducting a lithium exploration program in Argentina. However, after receiving assays from several project areas the Company decided not to proceeds with further exploration on the projects. The Company is still reviewing 3rd party data from vendors and has signed an NDA with a 3rd party to further evaluate the Genesis Water Technologies lithium extraction technology.

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

Our Current Business

We are an exploration stage company with respect to our mineral project in Nevada and concurrently are working on the development of Lithium Carbonate technology that we have the licensing rights to sell in the USA, Argentina, Bolivia and Chile with our technology partner Genesis Water Technologies Inc.

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

On January 12, 2018, we closed the final tranche of a private placement of 1,611,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$80,550. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finder’s fee of CAD$3,880 and 77,600 broker warrants was paid to a third party. The broker warrants have the same terms as the warrants issued as part of the unit offering.

On February 2, 2018 we issued 50,000 common shares of our Company on the exercise of 50,000 warrants that were exercised at $0.07 for $3,500 for net proceeds to the company.

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

On May 5, 2017, the Company terminated the Definitive Agreement dated May 12, 2016 with the Vendor on the Nevada Lithium brine properties.

On August 30, 2017 the Company announced the staking of Lode and Placer claims of BLM lands in Esmeralda county Nevada covering approximately 160 Acres subject to adjustment. The Company has an 100% interest in the lands and is only responsible for the yearly maintenance fees to the BLM (estimated to be $2,635) and County (estimated to be $212) due November 1, 2018 to keep its 100% interest. The claims are in good standing until August 31, 2018. As at February 28, 2018, the Company has incurred BLM and county costs of $6,239 and associated surface sampling, assaying and 3rd party lab testing of $6,082.

Access to the property can be achieved by paved Hwy 265 to Silver Springs, NV or paved Hwy from north of Goldfields, NV. Access is then by graded gravel road. The last 1.8 miles to the property is by trail road using 4x4 vehicle. The property is covered with extensive outcroppings of the Esmeralda Formation. Power transmission line is within ½ mile of the northern property boundary. Water would have to be trucked in or by pipe line if a processing facility was built onsite. Of particular interest is a section of green, volcanoclastic, evaporate-rich mudstone strata known as the Frontera Verde zone that host lithium of potential economic significance. The Frontera Verde Zone is exposed over approximately 100 acres of the northern two thirds of the property, and underlies the rest of the property at shallow depths. Third party drilling adjacent to the west and eastern boundaries of the property supports this analysis. The property is without known reserves and the current work programs are exploratory in nature.

Current exploration is at the grass roots stage with surface sampling and two small 250 pound bulk samples being taken in 2017. The Company intends to complete additional field exploration and collection of reconnaissance samples to locate lithium rich strata and bulk samples for laboratory testing. Extensive laboratory analysis is expected to be completed on the bulk samples to determine lithium content and a preferred method of taking lithium into solution in synthetic brine. Continued testing of synthetic brines by Genesis Water Technologies will determine the preferred methods for potentially producing commercial products from the processing of synthetic brines.

Property Map

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

The following are key points of the terms of the formal Definitive Commercial Agreement:

a)

Enertopia to pay within 30 days to GWT $10,000 (paid) for the bench testing of four lithium brine samples to confirm the June 2016 feasibility report. During the six month period ended February 28, 2018, the Company signed a Lab Testing Service Agreement with GWT and paid $192,950 for the purpose of additional bench testing services plus materials costs of $8,998. Within 30 days of successful independent 3rd party lab testing of the bench test results, Enertopia will issue 250,000 common shares to GWT.

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

Genesis Water Technologies Ltd. (GWT) is a USA based manufacturer of advanced, innovative and sustainable treatment solutions for applications in process water, drinking water, water reuse and waste water for the energy, agriculture processing, industrial, municipal infrastructure, and building/hotels sectors. GWT will provide management and technical expertise and access to its patent pending ENERLET for exclusive USA, Argentina, Bolivia and Chile for license by the Company.

The ENERLET process consists of six main steps 1) Clarification / filtration, 2) Electrocoagulation, 3) Ion-exchange, 4) Evaporation, 5) Rehydration / precipitation, 6) Drying

The company has had a 3rd party laboratory conduct testing on the two bulk samples collected by using various water rock ratio’s and varying Ph levels. The data from these technical testing programs will be the basis for the creation of the synthetic brines for the current bench testing program.

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

Results of Operations – Three Months Ended February 28, 2018 and February 28, 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2018, which are included herein.

Our operating results for the three months ended February 28, 2018, for the three months ended February 28, 2017 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended February 28, 2018		Three Months Ended February 28, 2017		Change Between Three Month Period Ended February 28, 2018 and February 28, 2017
Revenue (cost recovery)	$	$ Nil	$	Nil	$	Nil
Cost of product sales		Nil		Nil		Nil
Other (income) expenses		1,398		283		1,115
General and administrative		198,150		225,246		(27,096)
Bank charges and interest expense		380		561		(181)
Consulting fees		11,000		10,958		42
Stock based compensation		Nil		124,746		(124,746)
Exploration expenses		6,083		1,160		4,923
Research and development		102,996		Nil		102,996
Professional fees		19,071		8,321		10,750
Investor relations		38,852		55,935		(17,083)
Net income (loss)		(199,548)		(225,529)		25,981

Our financial statements report revenue of $Nil for the three months ended February 28, 2018 and February 28, 2017. Our financial statements report a net loss of $199,548 for the three-month period ended February 28, 2018, compared to a net loss of $225,529 for the three-month period ended February 28, 2017. Our net losses have decreased by $25,981 for the three-month period ended February 28, 2018. Our general and administrative expenses were lower by $27,096 for February 28, 2018 compared to February 28, 2017. The decrease was largely due to decreased stock-based compensation, which was offset by increases in research and development, exploration expenses and professional fees for the three-month period ended February 28, 2018 compared to February 28, 2017. Additionally, the Company incurred lower investor relations expenses for the three-month period ended February 28, 2018, compared to February 28, 2017.

Results of Operations – Six Months Ended February 28, 2018 and February 28, 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the six month period ended February 28, 2018, which are included herein.

Our operating results for the six month period ended February 28, 2018, for the six month period ended February 28, 2017 and the changes between those periods for the respective items are summarized as follows:

		Six Months Ended February 28, 2018		Six Months Ended February 28, 2017		Change Between Six Months Period Ended February 28, 2018 and February 28, 2017
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of Product Sales		Nil		Nil		Nil
Other (income) expenses		809		(12,315)		13,124
General and administrative		392,080		403,557		(11,477)
Bank charges and interest expense		737		1,813		(1,076)
Consulting fees		21,700		50,086		(28,386)
Stock based compensation		31,237		164,392		(133,155)
Exploration expenses		6,083		32,669		(26,586)
Research and development		211,744		Nil		211,744
Professional fees		28,937		29,457		(520)
Investor relations		51,503		83,190		(31,687)
Net income (loss)		(392,889)		(391,242)		(1,647)

Our accumulated losses increased to $13,634,652 at February 28, 2018. Our financial statements report revenue of $nil for the six months ended February 28, 2018 and February 28, 2017. Our financial statements report a net loss of $392,889 for the six-month period ended February 28, 2018, compared to a net loss of $391,242 for the six-month period ended February 28, 2017. Our net losses have increased by $1,647 for the six-month period ended February 28, 2018. Our general and administrative expenses were lower by $11,477 for February 28, 2018 compared to February 28, 2017. The decrease was largely due to decreased stock-based compensation, exploration expenses, consulting fees and investor relations fees which were offset by increases in research and development for the six-month period ended February 28, 2018 compared to February 28, 2017.

As at February 28, 2018, we had $431,123 in current liabilities, which is comparable to current liabilities as at August 31, 2017. Our net cash used in operating activities for the six months ended February 28, 2018 was $440,808 compared to $200,594 used in the six months ended February 28, 2017.

Our total liabilities as of February 28, 2018 were $431,123 as compared to total liabilities of $428,741 as of August 31, 2017.

Liquidity and Financial Condition

Working Capital

	At February 28,	At August 31,
	2018	2017
Current assets	$141,867	$178,712
Current liabilities	(431,123)	(428,741)
Working capital (deficiency)	$(289,256)	$(250,029)

Cash Flows
	Six Months Ended
	February 28	February 28
	2018	2017

Cash flows (used in) operating activities	$(440,808)	$(200,594)
Cash flows from financing activities	322,425	246,618
Cash flows from investing activities	-	16,097
Net increase (decrease) in cash during period	$(118,383)	$62,121

Operating Activities

Net cash used in operating activities was $440,808 in the six months ended February 28, 2018 compared with net cash used in operating activities of $200,594 in the same period in 2017. The increase in cash used is the result of a decrease in stock-based compensation expense, a non-cash item, and non-cash working capital items, primarily increased prepaid expenses.

Financing Activities

Net cash provided by financing activities was $322,425 in the six months ended February 28, 2018 compared to $246,618 in the same period in 2017. The cash provided was from private placements, option exercises and warrant exercises.

Investing Activities

Net cash provided in investing activities was $Nil in the six months ended February 28, 2018 compared to $16,097 in the same period in 2017. The cash provided in the six months ended February 28, 2017 was from sale of marketable securities and purchase of Lithium Brine properties.

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

As of February 28, 2018, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our Company has no operating history. Moreover, our business model is still evolving, subject to change, and will rely on the cooperation and participation of our joint venture partners. Our Company's ability to continue as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operations and we no proven history of performance, earnings or success. There can be no assurance that we will achieve profitability or obtain future financing.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
04/04/2018

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
04/04/2018