Form 10-Q
period 2018-05-31
Enertopia Corp.
filed 2018-07-09
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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
115,169,931 common shares issued and outstanding as of May 31, 2018

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the nine month period ended May 31, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31	August 31
	2018	2017

ASSETS

Current

Cash and cash equivalents	$126,069	$150,870
Accounts receivable	5,982	9,060
Prepaid expenses and deposit	122,472	18,782

Total current assets	254,523	178,712

Non-Current
Long term investments (Note 5)	1	1
Lithium Technology (Note 7)	-	12,500

Total Assets	$254,524	$191,213

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current

Accounts payable	$271,479	$287,706
Due to related parties (Note 8)	183,955	141,035
Total Current Liabilities	455,434	428,741

STOCKHOLDERS' EQUITY

Share capital

Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 115,169,931 common shares at May 31, 2018 and August 31,2017: 102,298,031	115,171	102,299

Additional paid-in capital (Note 9)	13,498,148	12,901,936

Deficit accumulated during the exploration stage	(13,814,229)	(13,241,763)

Total Stockholders' Equity	(200,910)	(237,528)

Total Liabilities and Stockholders' Equity	$254,524	$191,213

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY

Balance, August 31, 2016	89,528,460	89,528	12,214,934	(12,440,597)	(136,135)

Stock Based Compensation	-	-	227,428	-	227,428

Shares issued for private placement on September 23	3,858,571	3,859	93,792	-	97,651

Shares issued for Definitive Agreement on October 7	175,000	175	6,825	-	7,000

Shares issued for Private Placement on January 20	1,000,000	1,000	28,600	-	29,600

Shares issued for Private Placement on February 28	4,250,000	4,250	115,119	-	119,369

Warrant conversion on April 21	95,500	96	5,590	-	5,686

Warrant conversion on April 28	166,500	167	11,488	-	11,655

Shares issued for Private Placement on April 28	3,224,000	3,224	198,160	-	201,384

Comprehensive income (loss):	-	-	-	(801,166)	(801,166)

Balance, August 31, 2017	102,298,031	$102,299	$12,901,936	$(13,241,763)	$(237,528)

Stock Based Compensation	-	-	89,596	-	89,596

Shares issued for Private Placement on November 1	2,600,000	2,600	98,598	-	101,198

Shares issued for Private Placement on December 8	3,954,000	3,954	140,505	-	144,459

Option conversion on December 8	240,000	240	11,760	-	12,000

Shares issued for Private Placement on January 12	1,611,000	1,611	59,657	-	61,268

Warrant conversion on February 2	50,000	50	3,450	-	3,500

Option conversion on May 11	200,000	200	11,800	-	12,000

Shares issued for Private Placement on May 11	1,746,900	1,747	72,982	-	74,729

Shares issued for Private Placement on May 25	2,470,000	2,470	107,864	-	110,334

Comprehensive income (loss):	-	-	-	(572,466)	(572,466)

Balance, May 31, 2018	115,169,931	115,171	13,498,148	(13,814,229)	(200,910)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31	May 31	May 31	May 31
	2018	2017	2018	2017
		(Note 13)		(Note 13)
Expenses
Accounting and audit	16,212	4,468	38,182	25,831
Bank charges and interest expense	335	242	1,072	2,055
Consulting (Note 8)	10,897	62,930	32,597	113,016
Mineral exploration costs	4,135	10,810	10,218	43,479
Fees and dues	5,362	7,475	24,798	25,900
Insurance	3,100	3,001	10,377	9,768
Investor relations	44,413	38,049	95,916	121,239
Legal and professional	2,790	3,397	9,757	11,491
Office and miscellaneous	45	(472)	3,908	131
Research and development	18,429	-	230,173	-
Rent	1,331	3,776	4,064	12,614
Stock based compensation	58,359	10,843	89,596	175,235
Telephone	19	651	(110)	2,234
Training & Conferences	-	1,643	-	1,643
Travel	3,406	8,464	10,365	14,198

Total expenses	168,833	155,277	560,913	558,834

(Loss) for the period before other items	(168,833)	(155,277)	(560,913)	(558,834)

Other income (expense)
Foreign exchange gain (loss)	1,756	-	947	-
Gain (loss) on marketable securities	-	-	-	12,316
Impairment of long term investments	-	-	-	(1)
Write-down of assets	-	(95,750)	-	(95,750)
Write-down of lithium technology	(12,500)	-	(12,500)	-

Net loss and comprehensive loss for the period	$(179,577)	$(251,027)	$(572,466)	$(642,269)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	111,337,357	102,298,031	108,019,434	102,298,031

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	NINE MONTHS ENDED
	May 31	May 31
	2018	2017
Cash flows used in operating activities

Net Income (loss)	$(572,466)	$(642,269)
Changes to reconcile net loss to net cash used in operating activities
Stock based compensation	89,596	175,235
Stock issued for services	-	25,618
Gain on owned securities	-	(12,316)
Write-down of assets	-	95,750
Write-down of lithium technology	12,500	-
Impairment of long term investments	-	1
Change in non-cash working capital items:
Accounts receivable	3,078	4,239
Prepaid expenses and deposit	(103,690)	36,768
Accounts payable and accrued liabilities	(16,227)	(26,691)
Due to related parties	42,920	55,228
Net cash (used in) operating activities	(544,289)	(288,437)

Cash flows from (used in) investing activities
Proceeds from sale of marketable securities	-	31,096
Acquisition of lithium technology	-	(10,000)
Mineral resource properties acquisition	-	(5,000)
Net cash from investing activities	-	16,096

Cash flows from financing activities
Net proceeds from options exercised	24,000	-
Net proceeds from warrants exercised	3,500	17,340
Net proceeds from subscriptions received	491,988	446,669
Net cash from financing activities	519,488	464,009
Increase (Decrease) in cash and cash equivalents	(24,801)	191,668
Cash and cash equivalents, beginning of period	150,870	31,034
Cash and cash equivalents, end of period	$126,069	$222,702

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
May 31, 2018
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited condensed interim financial statements for the period ended May 31, 2018 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2017 audited annual financial statements and notes thereto.

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

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $200,911 as at May 31, 2018 [deficit of $250,029 for the year ended August 31, 2017]. The Company incurred a net loss of $572,466 for the nine months ended May 31, 2018 [net loss of $642,269 for the nine months ended May 31, 2017] and as at May 31, 2018 has incurred cumulative losses of $13,814,229 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to be adequately financed on this basis.

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

As at May 31, 2018 and August 31, 2017, the Company held no marketable securities.

During the nine month period ended May 31, 2017, the Company disposed of 156,500 common shares of Lexaria. The proceeds from the sales of sales were $31,096. The Company recorded a gain of $12,316 in profit and loss on the sale of marketable securities.

5.	LONG TERM INVESTMENTS

Global Solar Water Power Systems Inc. (“GSWPS”)

During the year ended August 31, 2013, based on the management’s assessment of GSWPS’s current operations, the Company decided to write down long-term investment in GSWPS to $1.

Pro Eco Energy USA Ltd. (“Pro Eco Energy”)

As at May 31, 2017, Pro Eco Energy announced it will be closing out the company. As a result, the asset was written down to $nil.

6.	MINERAL PROPERTY

During the year ended August 30, 2017 the company staked lode and placer claims on BLM lands in Esmerelda county Nevada covering approximately 160 Acres subject to adjustment. The Company has a 100% interest in the lands and is only responsible for the yearly maintenance fees to keep its 100% interest. During the nine month period ending May 31, 2018, the Company paid $2,635 in maintenance fees. The claims are in good standing until August 31, 2019.

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

The following are key points of the terms of the formal Definitive Commercial Agreement:

a)

Enertopia to pay within 30 days to GWT $10,000 (paid) for the bench testing of four lithium brine samples to confirm the June 2016 feasibility report. During the nine month period ended May 31, 2018, the Company signed a Lab Testing Service Agreement with GWT and paid $204,190 for the purpose of additional bench testing services plus materials costs of $8,998. Within 30 days of successful independent 3rd party lab testing of the bench test results, Enertopia will issue 250,000 common shares to GWT.

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

Subsequent to May 31, 2018, the Company provided GWT with a formal notice of termination of the commercialization agreement dated December 6, 2016 and as amended on October 9, 2017. As a result, for the nine month period ended May 31, 2018, the Company wrote off capitalized costs of $12,500.

8.	RELATED PARTIES TRANSACTION

For the nine month period ended May 31, 2018, the Company was party to the following related party transactions:

•	Incurred $31,500 (May 31, 2017: $58,500) to the President of the Company in consulting fees.
•	Incurred CAD $Nil (May 31, 2017: CAD$67,500) in consulting fees to a company controlled by the former CFO of the Company.
•	$183,955 (August 31, 2017: $141,035) was payable to the President of the Company.
•	Incurred share based compensation expenses of $43,938 in relation to stock options issued to directors of the Company (May 31, 2017: $51,070).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

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

On December 8, 2017, the Company closed the second tranche of a private placement of 3,954,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$197,700 (equivalent of $154,397). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finder’s fee of CAD$12,770 and 230,400 broker warrants was paid to a third party. The broker warrants have the same terms as the warrants issued as part of the unit offering.

On December 8, 2017, the Company issued 240,000 shares for gross proceeds of $12,000 from the exercise of stock options at $0.05.

On January 12, 2018, the Company closed the final tranche of a private placement of 1,611,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$80,550 (equivalent of $64,371). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finder’s fee of CAD$3,880 and 77,600 broker warrants was paid to a third party. The broker warrants have the same terms as the warrants issued as part of the unit offering.

On February 2, 2018, the Company issued 50,000 shares for gross proceeds of $3,500 from the exercise of warrants from a previous financing at $0.07.

On May 11, 2018, the Company issued 200,000 shares for gross proceeds of $12,000 from the exercise of stock options at $0.06.

On May 11, 2018, the Company closed the first tranche of a private placement of 1,746,900 units at a price of CAD$0.06 per unit for gross proceeds of CAD$104,814 (equivalent of $81,987). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.075. A cash finders’ fee of CAD$9,281 and 144,690 full broker warrants that expire May 11, 2020 was paid to third parties. The broker warrants have the same terms as the warrants issued as part of the unit offering.

On May 25, 2018, the Company closed the final tranche of a private placement of 2,470,000 units at a price of CAD$0.06 per unit for gross proceeds of CAD$148,200 (equivalent of $114,822). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.075. A cash finders’ fee of CAD$5,820 and 70,000 full broker warrants that expire May 25, 2020 was paid to third parties. The broker warrants have the same terms as the warrants issued as part of the unit offering.

As at May 31, 2018 the Company had 115,169,931 shares issued and outstanding and as at August 31, 2017, the Company had 102,298,031 shares issued and outstanding.

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

On May 11, 2018, the Company granted 535,000 stock options to a director and consultant of the Company with an exercise price of $0.06, expiring May 11, 2023.

On May 22, 2018, the Company granted 550,000 stock options to consultants of the Company with an exercise price of $0.07, expiring May 22, 2023.

For the nine month period ended May 31, 2018, the Company recorded $89,596 (May 31, 2017 – $175,235) stock based compensation expenses.

A summary of the changes in stock options for the nine months ended May 31, 2018 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2017	7,295,000	$ 0.07
Granted	1,885,000	0.06
Exercised	(440,000)	0.05
Balance, May 31, 2018	8,740,000	$ 0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	May 31, 2018	May 31, 2017
Expected volatility	204%	138%-238%
Risk-free interest rate	1.93%	1.22%-1.95%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.05	$0.06-$0.09

The Company has the following options outstanding and exercisable.

May 31, 2018

	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.07	550,000	4.98 years
$0.06	535,000	4.95 years
$0.05	800,000	4.41 years
$0.10	500,000	3.92 years
$0.07	1,500,000	3.67 years
$0.07	1,535,000	3.64 years
$0.07	800,000	3.31 years
$0.05	1,220,000	2.40 years
$0.10	1,000,000	1.43 years
$0.06	300,000	0.43 years

	8,740,000	3.31 years

August 31, 2017

	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.10	500,000	4.67 years
$0.07	1,500,000	4.42 years
$0.07	1,535,000	4.39 years
$0.07	800,000	4.05 years
$0.05	1,460,000	3.15 years
$0.10	1,000,000	2.18 years
$0.06	500,000	1.18 years

	7,295,000	3.43 years

*The aggregate intrinsic value for options outstanding and exercisable as at May 31, 2018 was $20,200.

Warrants

On December 16, 2015, the Company submitted to the CSE the Form 13 for extending two classes of warrants by two years with all other terms and conditions remaining the same. The Company approved the expiry extension from January 31, 2016 till January 31, 2018 on 2,167,160 warrants that expired unexercised during the six month period ended February 28, 2018 from the non-brokered private placement that closed on January 31, 2014. The Company approved the expiry extension from February 13, 2016 until February 13, 2018 on 7,227,340 warrants that expired unexercised during the six month period ended February 28, 2018 from the non-brokered private placement that closed on February 13, 2014. The warrants were evaluated against ASC 815 Derivatives and Hedging, and determined to be equity instrument at initial recognition.

On February 28, 2017, the Company signed a Letter of Engagement with Adam Mogil and issued 1,000,000 warrant options to convert to 1,000,000 common shares to Adam Mogil to provide corporate services. The warrants have an exercise price of $0.09 and expire August 28, 2017. The fair value of the warrants granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions: expected volatility: 182%, risk-free interest rate: 1.22%, expected life: 0.50 years, dividend yield: 0.00% . The Company has recorded $29,168 in consulting expense.

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

During the nine month period ended May 31, 2018, the Company issued 12,381,900 warrants attached to units in private placements and 522,690 broker warrants in connection with the private placements, see Note 9 for disclosure of the terms of the warrants. The fair value of the brokers warrants was $18,510, recorded as share issuance costs off-setting the gross proceeds of private placements in additional-paid-in-capital, and was calculated using the Black Scholes option pricing model, with the following weighted average assumptions: expected volatility 152%, risk-free interest rate: 1.64%, expected life: 2 years, dividend yield: 0.00% .

A summary of warrants as at May 31, 2018 and August 31, 2017 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, August 31, 2017	39,191,810	$ 0.09
Expired	(11,819,340)	0.14
Issued	12,904,590	0.07
Exercised	(50,000)	0.07
Balance, May 31, 2018	40,227,060	$ 0.07

Number	Exercise	Expiry
Outstanding[1]	Price	Date
2,540,000	$0.075	May 25, 2020
1,891,590	$0.075	May 11, 2020
1,688,600	$0.060	January 12, 2020
4,184,400	$0.060	December 8, 2020
2,600,000	$0.060	November 1, 2019
3,253,333	$0.050 and $0.10 after 18 months	June 8, 2019
6,882,666	$0.050 and $0.10 after 18 months	May 20, 2019
3,454,400	$0.120	April 29, 2019
4,477,500	$0.060	February 28, 2019
1,020,000	$0.060	January 20, 2019
250,000	$0.070	September 23, 2018
3,696,571	$0.070	September 23, 2018
4,288,000	$0.070	August 9, 2018
40,227,060

1.	Each warrant entitles a holder to purchase one common share.

11.	COMMITMENTS - OTHER

(a)

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $3,500 per month plus goods and services tax (“GST”) on a continuing basis.

(b)

On September 19, 2016, the Company entered into a one year Investor Relations Consulting agreement with Duncan McKay. Based on the terms of the agreement, Mr. McKay can earn up to a maximum of 10% commissions on capital raised.

12.	SEGMENTED INFORMATION

As at May 31, 2018 and August 31, 2017, the Company is operating its business in one reportable segment: natural resource acquisitions. All of the Company’s material long-lived assets are located in the United States.

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

On May 11, 2018, we issued 200,000 shares for gross proceeds of $12,000 from the exercise of stock options at $0.06.

On May 11, 2018, we closed the first tranche of a private placement of 1,746,900 units at a price of CAD$0.06 per unit for gross proceeds of CAD$104,814. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.075. A cash finders’ fee of CAD$9,281 and 144,690 full broker warrants that expire May 11, 2020 was paid to third parties. The broker warrants have the same terms as the warrants issued as part of the unit offering.

On May 22, 2018, we entered into an Investor Relations Consulting agreement with FronTier Flex Marketing. Terms of the agreement, FronTier Flex Marketing has been retained for a 9-month period at $66,000 (plus applicable sales taxes) plus direct expenses. The Company will also grant 300,000 stock options at an exercise price of $0.07 per share expiring 5 years from the date of grant.

On May 25, 2018, we closed the final tranche of a private placement of 2,470,000 units at a price of CAD$0.06 per unit for gross proceeds of CAD$148,200. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.075. A cash finders’ fee of CAD$5,820 and 70,000 full broker warrants that expire May 25, 2020 was paid to third parties. The broker warrants have the same terms as the warrants issued as part of the unit offering.

On July 4, 2018, the Company, after receiving 3rd party lab results that reported impurities above allowable limits for battery-grade Li2CO3, provided formal notice of termination to GWT of the commercialization agreement dated December 6, 2016 and as amended on October 9, 2017.

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

On May 5, 2017, the Company terminated the Definitive Agreement dated May 12, 2016 with the Vendor on the Nevada Lithium brine properties.

On August 30, 2017 the Company announced the staking of Lode and Placer claims of BLM lands in Esmeralda county Nevada covering approximately 160 Acres subject to adjustment. The Company has an 100% interest in the lands and is only responsible for the yearly maintenance fees to the BLM (estimated to be $2,635) and County (estimated to be $212) due November 1, 2018 to keep its 100% interest. During the nine month period ending May 31, 2018, the Company paid $2,635 in maintenance fees. The claims are in good standing until August 31, 2019. As at May 31, 2018, the Company has incurred BLM and county costs of $8,874 and associated surface sampling, assaying and 3rd party lab testing of $6,082.

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

The following are key points of the terms of the formal Definitive Commercial Agreement:

a)

Enertopia to pay within 30 days to GWT $10,000 (paid) for the bench testing of four lithium brine samples to confirm the June 2016 feasibility report. During the nine month period ended May 31, 2018, the Company signed a Lab Testing Service Agreement with GWT and paid $204,190 for the purpose of additional bench testing services plus materials costs of $8,998. Within 30 days of successful independent 3rd party lab testing of the bench test results, Enertopia will issue 250,000 common shares to GWT.

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

Subsequent to May 31, 2018, the Company provided GWT with a formal notice of termination of the commercialization agreement dated December 6, 2016 and as amended on October 9, 2017. As a result, for the nine month period ended May 31, 2018, the Company wrote off capitalized costs of $12,500.

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

Results of Operations – Three Months Ended May 31, 2018 and May 31, 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2018, which are included herein.

Our operating results for the three months ended May 31, 2018, for the three months ended May 31, 2017 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended May 31, 2018		Three Months Ended May 31, 2017		Change Between Three Month Period Ended May 31, 2018 and May 31, 2017
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of product sales		Nil		Nil		Nil
Other expenses		10,744		95,750		(85,006)
General and administrative		168,833		155,277		13,556
Bank charges and interest expense		335		242		93
Consulting fees		10,897		62,930		(52,033)
Stock based compensation		58,359		10,843		47,516
Exploration expenses		4,135		10,810		(6,675)
Research and development		18,429		Nil		18,429
Professional fees		19,002		7,865		11,137
Investor relations		44,413		38,049		6,364
Net loss		179,577		251,027		(71,450)

Our financial statements report revenue of $Nil for the three months ended May 31, 2018 and May 31, 2017. Our financial statements report a net loss of $179,577 for the three-month period ended May 31, 2018, compared to a net loss of $251,027 for the three-month period ended May 31, 2017. Our net losses have decreased by $71,450 for the three month period ended May 31, 2018. Our general and administrative expenses were higher by $13,556 for May 31, 2018 compared to May 31, 2017. The increase was largely due to increased stock-based compensation and research and development, which was offset by a decrease in consulting for the three-month period ended May 31, 2018 compared to May 31, 2017. In addition, we recorded a write-down of $95,750 on mineral properties during the three month period ended May 31, 2017 compared to a write-down of lithium technology of $12,500 during the three month period ended May 31, 2018.

Results of Operations – Nine Months Ended May 31, 2018 and May 31, 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month period ended May 31, 2018, which are included herein.

Our operating results for the nine month period ended May 31, 2018, for the nine month period ended May 31, 2017 and the changes between those periods for the respective items are summarized as follows:

		Nine Months Ended May 31, 2018		Nine Months Ended May 31, 2017		Change Between Nine Month Period Ended May 31, 2018 and May 31, 2017
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of Product Sales		Nil		Nil		Nil
Other expenses		11,553		83,435		(71,882)
General and administrative		560,913		558,834		2,079
Bank charges and interest expense		1,072		2,055		(983)
Consulting fees		32,597		113,016		(80,419)
Stock based compensation		89,596		175,235		(85,639)
Exploration expenses		10,218		43,479		(33,261)
Research and development		230,173		Nil		230,173
Professional fees		47,939		37,322		10,617
Investor relations		95,916		121,239		(25,323)
Net loss		572,466		642,269		(69,803)

Our accumulated losses increased to $13,814,229 at May 31, 2018. Our financial statements report revenue of $Nil for the nine months ended May 31, 2018 and May 31, 2017. Our financial statements report a net loss of $572,466 for the nine month period ended May 31, 2018, compared to a net loss of $642,269 for the nine month period ended May 31, 2017. Our net losses have decreased by $69,803 for the nine month period ended May 31, 2018. Our general and administrative expenses were higher by $2,079 for May 31, 2018 compared to May 31, 2017. The increase was largely due to increased research and development expense, which was offset by decreases in consulting fees, stock-based compensation, exploration expenses and investor relations fees for the nine month period ended May 31, 2018 compared to May 31, 2017. In addition, we recorded a write-down of $95,750 on mineral properties during the nine month period ended May 31, 2017 compared to a write-down of lithium technology of $12,500 during the nine month period ended May 31, 2018.

As at May 31, 2018, we had $455,434 in current liabilities, which is comparable to current liabilities as at August 31, 2017. Our net cash used in operating activities for the nine months ended May 31, 2018 was $544,289 compared to $288,437 used in the nine months ended May 31, 2017.

Our total liabilities as of May 31, 2018 were $455,434 as compared to total liabilities of $428,741 as of August 31, 2017.

Liquidity and Financial Condition

Working Capital

	At May 31,	At August 31,
	2018	2017
Current assets	$254,523	$178,712
Current liabilities	(455,434)	(428,741)
Working capital (deficiency)	$(200,911)	$(250,029)

Cash Flows
	Nine Months Ended
	May 31	May 31
	2018	2017

Cash flows (used in) operating activities	$(544,289)	$(288,437)
Cash flows from financing activities	519,488	464,009
Cash flows from investing activities	-	16,096
Net increase (decrease) in cash during period	$(24,801)	$191,668

Operating Activities

Net cash used in operating activities was $544,289 in the nine months ended May 31, 2018 compared with net cash used in operating activities of $288,437 in the same period in 2017. The increase in cash used is the result of a decrease in stock-based compensation expense, a non-cash item, and non-cash working capital items, primarily increased prepaid expenses.

Financing Activities

Net cash provided by financing activities was $519,488 in the nine months ended May 31, 2018 compared to $464,009 in the same period in 2017. The cash provided was from private placements, option exercises and warrant exercises.

Investing Activities

Net cash provided in investing activities was $Nil in the nine months ended May 31, 2018 compared to $16,097 in the same period in 2017. The cash provided in the nine months ended May 31, 2017 was from sale of marketable securities and purchase of Lithium Brine properties.

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

As of May 31, 2018, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
06/06/2018

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
06/06/2018