Form 10-K
period 2018-08-31
Enertopia Corp.
filed 2018-11-21
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2018 was $5,559,000 based on a $0.060 closing price for the Common Stock on February 28, 2018. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

121,964,931 common shares as of November 19, 2018

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

The Company is actively pursuing business opportunities in the resource sector, whereby we signed a definitive agreement for a Lithium Brine Project in May 2016. In May 2017 the Company dropped the Lithium Brine Project and subsequently acquired the Clayton Valley, NV Lithium Project announced in August 2017.The Company’s main focus is in natural resource sector and using 3rd party off the shelf technologies that can be, used for Lithium extraction through brines.

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

On October 27, 2017 we entered into a one year Investor Relations Consulting agreement with FronTier Merchant Capital Group. Terms of the agreement, FronTier Capital Group has been retained for a 12-month period at $CAD87,000 (plus applicable sales tax) per annum plus direct expenses. The company also granted 300,000 stock options to FronTier at an exercise price of 0.05 per share expiring 5 years from the date of grant.

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

On December 8, 2017, we issued 240,000 common shares of our Company on the exercise of 240,000 stock options that were exercised by a director of the Company at $0.05 for $12,000 for net proceeds to the company.

On December 15, 2017, we paid Genesis Water Technologies (GWT) $96,465 for the second and final payment for the Second phase of the second bench test and $8,998 for the bill of materials for the bench test.

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

On February 2, 2018, we issued 50,000 common shares of our Company on the exercise of 50,000 warrants that were exercised at $0.07 for $3,500 for net proceeds to the company.

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

On May 22, 2018, we entered into an Investor Relations Consulting agreement with FronTier Flex Marketing. Terms of the agreement, FronTier Flex Marketing has been retained for a 9-month period at $CAD66,000 (plus applicable sales taxes) plus direct expenses. The Company also granted 300,000 stock options at an exercise price of $0.07 per share expiring 5 years from the date of grant.

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

On August 31, 2018, we closed the first tranche of a private placement of 4,400,000 units at a price of CAD$0.03 per unit for gross proceeds of CAD$132,000. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of $0.05. A cash finders’ fee of CAD$12,000 and 400,000 full broker warrants that expire August 31, 2021 was paid to third parties. The broker warrants have the same terms as the warrants issued as part of the unit offering.

On August 31, 2018, we issued 170,000 shares for gross proceeds of $9,000 from the exercise of 50,000 stock options at $0.06 and 120,000 stock options at $0.05 respectively.

Chronological Overview of our Business over the Last Five Years

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

On March 1, 2013, we settled accrued consulting fees of $42,000 payable to Mr. Mark Snyder by transferring 1.68% of our ownership interest in GSWPS back to Mr. Snyder, thereby reducing our interest in GSWPS from 9.82% to 8.14% . During the year ended August 31, 2013, based on our management’s assessment of GSWPS’s current operations, we wrote down our long-term investment in GSWPS to $1.

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

On November 18, 2013, we granted 25,000 stock options to a consultant with an exercise price of $0.09 vested immediately, expiring November 18, 2018.

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

On January 31, 2014, we closed the first tranche of a private placement of 4,292,000 units at a price of US$0.10 per unit for gross proceeds of US$429,200. Each Unit consists of one share of our common stock and one half (1/2) of one non-transferable common share purchase warrant Each whole warrant is exercisable to purchase one common share at a price of US$0.15 per share for a period of twenty-four (24) months following closing. A cash finders’ fee consisting of $29,616 and 296,160 full broker warrants that expire on January 31, 2016 with an exercise price of $0.15 was paid to Canaccord Genuity, Leede Financial and Wolverton Securities.

On February 5, 2014, Ryan Foster joined our Company as an advisor. We granted 50,000 stock options to Mr. Foster with an exercise price of $0.35 per common share expiring February 5, 2019. 25,000 of the stock options vested immediately and 25,000 vested on July 1, 2014.

On February 13, 2014, we closed the final tranche of a private placement by issuing 12,938,000 units at a price of US$0.10 per unit for gross proceeds of US$1,293,800. Each unit consists of one common share and one half (1/2) of one non-transferable share purchase warrant with each whole warrant exercisable into one common share at a price of US$0.15 per share for a period of twenty-four (24) months following closing. One director and one officer of our Company participated in the final tranche for $30,000. A cash finders’ fee consisting of $98,784; 8,000 common shares in lieu of $800 and 995,840 full broker warrants that expire on February 13, 2016 with an exercise price of $0.15 was paid to Canaccord Genuity, Global Market Development LLC and Wolverton Securities.

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

On March 5, 2014, our Company and our CEO and Director, Robert McAllister, entered into a Joint Venture Agreement with Lexaria Corp. to jointly source and develop business opportunities in the medical marijuana industry. Pursuant to the terms of the agreement, Lexaria Corp. issued to our Company 1 million restricted common shares and issued 500,000 common shares to Mr. McAllister for his participation as a key representative for the joint venture. Additionally, Lexaria agreed to issue to Mr. McAllister options to purchase 500,000 common shares of Lexaria in consideration for Mr. McAllister’s participation on the Lexaria Advisory Board.

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

Also, effective April 10, 2014 the Burlington Joint Venture entered into a letter of intent with Mr. Jeff Paikin on behalf of 1475714 ONTARIO INC. to secured a future lease for a 30,000 ft² medical marijuana production space in Burlington, Ontario. We also acquired a right of first refusal for another 45,000 ft² to accommodate future growth. We issued 38,297 common shares to Mr. Paikin at a deemed price of $0.47 to secure our interest in the lease. The production target for the facility based on 30,000 ft² (with approximately 50% devoted to production space) was approximately 10,000 kilograms per year production.

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

On October 16, 2014, we entered into a termination and settlement agreement, dated effective October 14, 2014, with World of Marihuana Productions Ltd. (“WOM”) and Mathew Chadwick (WOM’s representative and our former director), pursuant to which we relinquished our 31% interest in the joint venture and exchanged mutual releases with WOM and Mr. Chadwick. Mr. Chadwick resigned from our board of directors and as an officer of our company, and WOM returned for cancellation 15,127,287 of our common shares that had been issued to it. Given the foregoing, all relationships between the parties, including but not limited to the joint venture, have been terminated. No production license under the MMPR had been awarded or was forthcoming at the time of termination.

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

Our Current Business

We are a development stage company pursuing business opportunities in diverse sectors natural resource and technology used in the resource sector currently specific to the extraction, recovery and concentration of Lithium.

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

On May 5, 2017, the Company terminated the Definitive Agreement dated May 12, 2016 with the Vendor on the Nevada Lithium brine properties.

On August 30, 2017, the Company announced the staking of Lode and Placer claims of BLM lands in Esmeralda county Nevada covering approximately 160 Acres subject to adjustment. The Company has an 100% interest in the lands and is only responsible for the yearly maintenance fees to the BLM (estimated to be $2,635) and County (estimated to be $212) due November 1, 2018 to keep its 100% interest. During the year ending August 31, 2018, the Company paid $2,859 in maintenance fees. The claims are in good standing until August 31, 2019. As at August 31, 2018, the Company has incurred BLM and county costs of $8,874 and associated surface sampling, assaying and 3rd party lab testing of $7,329.

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

Current exploration is at the grass roots stage with surface sampling and two small 250 pound bulk samples being taken in 2017. The Company completed additional laboratory testing of synthetic brines. The Company continues to evaluate off the shelf technology to determine the preferred methods for potentially producing commercial products from the processing of synthetic brines. The Company is in the planning stage for completing a diamond drill program during the 2019 fiscal year that will provide an 43-101 lithium resource for the project.

Property Map:

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

The following are key points of the terms of the formal Definitive Commercial Agreement:

a)

Enertopia to pay within 30 days to GWT $10,000 (paid) for the bench testing of four lithium brine samples to confirm the June 2016 feasibility report. During the year ended August 31, 2018, the Company signed a Lab Testing Service Agreement with GWT and paid $204,190 for the purpose of additional bench testing services plus materials costs of $8,998. Within 30 days of successful independent 3rd party lab testing of the bench test results, Enertopia will issue 250,000 common shares to GWT.

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

On July 4, 2018, the Company provided GWT with a formal notice of termination of the commercialization agreement dated December 6, 2016 and as amended on October 9, 2017. As a result, the Company wrote off capitalized costs of $12,500.

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

Research and Development

We have incurred $251,360 in research and development expenditures over the last two fiscal years.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2018 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2018, we have incurred a net loss of $650,055 for the year ended August 31, 2018 (net loss $801,166 for the year ended August 31, 2017) and as at August 31, 2018 has incurred cumulative losses of $13,891,818 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

The high and low bid prices of our common stock on the OTCQB quotation service and Over-the-Counter Bulletin Board for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2018	$0.075	$0.015
May 2018	$0.075	$0.045
February 2018	$0.105	$0.035
November 2017	$0.055	$0.032

August 2017	$0.065	$0.035
May 2017	$0.125	$0.050
February 2017	$0.098	$0.020
November 2016	$0.050	$0.020
August 2016	$0.044	$0.014

(1) The quotations above were obtained from Yahoo Finance, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 19, 2018, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.022. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

The high and low bid prices (given in Canadian Dollars) of our common stock on the Canadian Securities Exchange for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2018	$0.105	$0.025
May 2018	$0.095	$0.060
February 2018	$0.140	$0.040
November 2017	$0.085	$0.040
August 2017	$0.080	$0.050
May 2017	$0.165	$0.070
February 2017	$0.150	$0.025
November 2016	$0.060	$0.025
August 2016	$0.060	$0.020

(1) The quotations above were obtained from TD Waterhouse Investor Services and/or stockcharts.com, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of November 19, 2018, there were 580 holders of record of our common stock. As of November 19, 2018, 121,964,931 common shares were issued and outstanding.

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

On August 31, 2018, the Company closed the first tranche of a private placement of 4,400,000 units at a price of CAD$0.03 per unit for gross proceeds of CAD$132,000. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of $0.05. A cash finders’ fee of CAD$12,000 and 400,000 full broker warrants that expire August 31, 2021 was paid to third parties. The broker warrants have the same terms as the warrants issued as part of the unit offering.

On August 31, 2018, the Company issued 170,000 shares for gross proceeds of $9,000 from the exercise of stock options at $0.06 and $0.05 respectively.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
2011Stock Option Plan approved by security holders	250,000	$0.06	4,470,348
2014 Stock Option Plan approved by security holders	8,320,000	$0.07	9,080,000
Total	8,570,000	$0.07	13,550,348

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2018.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation

During the next twelve month period (beginning September 1, 2018), we intend to:

•	identify and secure sources of equity and/or debt financing for property payments;
•	identify and secure sources of equity and/or debt financing for resource acquisitions;
•	identify and secure sources of equity and/or debt financing for pilot testing for Lithium technology

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2018
Expense	Amount ($)
Mineral Costs	5,000
Bench Tests for Lithium Technology	50,000
Resource Acquisitions and or Drilling	75,000
Management Consulting Fees	100,000
Professional fees	100,000
Rent	15,000
Other general administrative expenses	75,000
Total	$ 425,000

As at the date of this annual report, we do not have sufficient cash on hand to finance our entire potential and estimated $425,000 cash obligation to the proposed spending for the 12 months beginning September 1, 2018. Based on our current cash position of $176,409, we anticipate that we will require $250,000 in additional cash to execute our business plan. In the event that we are unable raise sufficient cash we intend to reduce our planned expenditures to accommodate our means with a view toward prioritizing revenue generating activity and fulfilling our public reporting obligations. As at the date of this registration statement we have no financing arrangements in place.

Results of Operations for our Years Ended August 31, 2018 and 2017

Our net loss and comprehensive loss for our year ended August 31, 2018, for our year ended August 31, 2017 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Year Ended
	Year Ended	Year Ended	August 31, 2018
	August 31,	August 31,	and Year Ended
	2018	2017	August 31, 2017
	$	$	$
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Other Expenses	12,227	74,291	(62,064)
General and Administrative	637,828	726,875	(89,047)
Bank Charges and Interest Expense	1,282	2,210	(928)
Exploration Costs	11,465	61,609	(50,144)
Consulting Fees	44,604	136,585	(91,981)
Professional Fees	63,808	75,555	(11,747)
Research and Development	230,550	20,810	209,740
Stock-based Compensation	89,596	227,428	(137,832)
Net Loss	650,055	801,166	(151,111)

Other Expenses

The decrease in other expenses of $62,064 relates primarily to the termination, in fiscal 2017, of the Definitive Agreement respecting the option to purchase a 100% interest in placer mining claims in Churchill, Lander and Nye Counties, Nevada, USA.

General and Administrative

Our general and administrative expenses were lower by $89,047 for our year ended August 31, 2018 compared to August 31, 2017. The decrease in costs were largely due to a decrease in stock-based compensation expense of $137,832 due to less options granted to directors, officers and consultants of the Company, a decrease in exploration costs as the Company’s costs for the year ended August 31, 2017 were from expenditures made on the Nevada Lithium properties acquired by the Company in fiscal 2016 and terminated in fiscal 2017, and a decrease in consulting fees due to decreases in monthly fees paid to the CEO and the resignation of the Company’s CFO in the fourth quarter of fiscal 2017. These decreases were offset by an increase in research and development expense due to bench testing costs associated with the Company’s lithium technology agreement with Genesis Water Technologies Inc. during the year ended August 31, 2018.

Bank Charges and Interest Expense

There was a decrease in bank charges and interest expense for our year ended August 31, 2018 by $928 compared to the prior year. The decrease is primarily attributable to fewer charges for the sale of marketable securities than the previous year as the Company disposed of all its marketable securities during the year ended August 31, 2017.

Exploration Costs

As noted above, exploration costs decreased by $50,144 during the year ended August 31, 2018 as compared to the year ended August 31, 2017. This was due to expenditures made during the year ended August 31, 2017 on the Nevada Lithium properties that the Company acquired during the year ended August 31, 2016. Costs incurred during the year ended August 31, 2018, primarily related to maintenance costs on the Company’s staked lode and placer claims on BLM lands in Esmerelda county Nevada.

Consulting Fees

There was a decrease in consulting fees for the year ended August 31, 2018 compared to August 31, 2017 by $91,981. This was largely due to non-renewal of consulting agreements and decreased consulting fees paid to the CEO of the Company and the resignation of the CFO in the fourth quarter of fiscal 2017.

Liquidity and Financial Condition

Working Capital	At	At
	August 31,	August 31,
	2018	2017
Current assets	$271,690	$178,712
Current liabilities	449,270	428,741

Working capital surplus/(deficit)	$(177,580)	$(250,029)

Cash Flows	Year Ended
	August 31,	August 31
	2018	2017
Cash flows (used in) operating activities	$(594,868)	(370,271)
Cash flows from investing activities	-	26,096
Cash flows from financing activities	620,407	464,011
Net increase (decrease) in cash during year	$25,539	$119,836

Operating Activities

Net cash used in operating activities was $594,868 for the year ended August 31, 2018 compared with cash used in operating activities of $370,271 in 2017. The increase in net cash used in operating activities is due to non-cash items such as the decrease in stock based compensation expense and the write down of properties and lithium technology.

Investing Activities

Net cash provided from investing activities was $Nil for the year ended August 31, 2018 compared to net cash provided in investing activities of $26,096 in the same period in 2017. The decrease is from all the marketable securities held by the Company being sold during the year ended August 31, 2017.

Financing Activities

Net cash provided by financing activities was $620,407 for the year ended August 31, 2018 compared to $464,011 in the same period in 2017. This increase is primarily due to increased financings compared to the prior year end.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had a working capital deficit of $177,580 for the year ended August 31, 2018 [deficit of $250,029 for the year ended August 31, 2017]. The Company incurred a net loss of $650,055 for the year ended August 31, 2018 [net loss of $801,166 for the year ended August 31, 2017] and as at August 31, 2018 has incurred cumulative losses of $13,891,818. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is exceptionally difficult.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

On November 22, 2017, the FASB issued “ASU 2017-14 — Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)”. This update amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company´s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The Company has made a preliminary evaluation and expects no material impact to arise from the adoption of this standard on September 1, 2018.

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, and cash flows.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Enertopia Corp. (the “Company”), as of August 31, 2018 and 2017, and the related statements of stockholders’ equity, operations, and cash flows for the years ended August 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Enertopia Corp. as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended August 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

“DAVIDSON & COMPANY LLP”
Vancouver, Canada
Chartered Professional Accountants
November 19, 2018

ENERTOPIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31	August 31
	2018	2017

ASSETS
Current
Cash and cash equivalents	$176,409	$150,870
Accounts receivable	7,504	9,060
Prepaid expenses and deposit	87,777	18,782
Total current assets	271,690	178,712
Non-Current
Long term investments (Note 5)	-	1
Lithium technology (Note 7)	-	12,500
Total Assets	$271,690	$191,213

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$278,036	$287,706
Due to related parties (Note 8)	171,234	141,035
Total Current Liabilities	449,270	428,741

STOCKHOLDERS' EQUITY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 119,739,931 common shares at August 31, 2018 and August 31,2017: 102,298,031	119,741	102,299
Additional paid-in capital (Note 9)	13,594,497	12,901,936
Deficit accumulated during the exploration stage	(13,891,818)	(13,241,763)
Total Stockholders' Equity	(177,580)	(237,528)
Total Liabilities and Stockholders' Equity	$271,690	$191,213

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY

Balance, August 31, 2016	89,528,460	89,528	12,214,934	(12,440,597)	(136,135)

Stock Based Compensation	-	-	227,428	-	227,428

Shares issued for private placement on September 23	3,858,571	3,859	93,792	-	97,651

Shares issued for Definitive Agreement on October 7	175,000	175	6,825	-	7,000

Shares issued for Private Placement on January 20	1,000,000	1,000	28,600	-	29,600

Shares issued for Private Placement on February 28	4,250,000	4,250	115,119	-	119,369

Warrant conversion on April 21	95,500	96	5,590	-	5,686

Warrant conversion on April 28	166,500	167	11,488	-	11,655

Shares issued for Private Placement on April 28	3,224,000	3,224	198,160	-	201,384

Comprehensive income (loss)	-	-	-	(801,166)	(801,166)

Balance, August 31, 2017	102,298,031	$102,299	$12,901,936	$(13,241,763)	$(237,528)

Stock Based Compensation	-	-	89,596	-	89,596

Shares issued for Private Placement on November 1	2,600,000	2,600	98,598	-	101,198

Shares issued for Private Placement on December 8	3,954,000	3,954	140,505	-	144,459

Option conversion on December 8	240,000	240	11,760	-	12,000

Shares issued for Private Placement on January 12	1,611,000	1,611	59,657	-	61,268

Warrant conversion on February 2	50,000	50	3,450	-	3,500

Option conversion on May 11	200,000	200	11,800	-	12,000

Shares issued for Private Placement on May 11	1,746,900	1,747	72,982	-	74,729

Shares issued for Private Placement on May 25	2,470,000	2,470	107,864	-	110,334

Shares issued for Private Placement on August 31	4,400,000	4,400	87,519	-	91,919

Option conversion on August 31	170,000	170	8,830	-	9,000

Comprehensive income (loss)	-	-	-	(650,055)	(650,055)

Balance, August 31, 2018	119,739,931	119,741	13,594,497	(13,891,818)	(177,580)

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Year Ended
	August 31	August 31
	2018	2017

Expenses
Accounting and audit	52,490	64,455
Bank charges and interest expense	1,282	2,210
Consulting (Note 8)	44,604	136,585
Mineral exploration costs	11,465	61,609
Fees and dues	31,659	30,432
Insurance	13,477	12,770
Investor relations	129,437	119,302
Legal and professional	11,318	11,100
Office and miscellaneous	4,186	4,338
Research and development	230,550	20,810
Rent	5,379	15,824
Stock based compensation	89,596	227,428
Telephone	1,791	2,972
Training & Conferences	-	1,643
Travel	10,594	15,397

Total expenses	637,828	726,875

(Loss) for the period before other items	(637,828)	(726,875)

Other income (expense)
Foreign exchange gain (loss)	274	9,144
Write down of long term investments	(1)	(1)
Gain (loss) on marketable securities (Note 4)	-	12,316
Write down of lithium technology	(12,500)	-
Write down of properties	-	(95,750)

Net loss and comprehensive loss for the period	$(650,055)	$(801,166)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	109,821,751	97,249,025

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Year Ended
	August 31	August 31
	2018	2017
Cash flows used in operating activities
Net Loss	$(650,055)	$(801,166)
Changes to reconcile net loss to net cash used in operating activities

Stock based compensation	89,596	227,428
Write down of lithium technology	12,500	-
Write down of properties	-	95,750
(Gain) loss from sale of securities	-	(12,316)
Write down of long term investments	1	1
Change in non-cash working capital items:
Accounts receivable	1,556	1,952
Prepaid expenses and deposit	(68,995)	64,504
Accounts payable and accrued liabilities	(9,670)	51,464
Due to related parties	30,199	2,112

Net cash (used in) operating activities	(594,868)	(370,271)

Cash flows from (used in) investing activities

Proceeds from sale of marketable securities	-	31,096
Mineral resource properties acquisition	-	(5,000)
Net cash from investing activities	-	26,096

Cash flows from financing activities

Proceeds from Options exercised	33,000	-
Proceeds from Warrants exercised	3,500	17,341
Net proceeds from subscriptions received	583,907	446,670
Net cash from financing activities	620,407	464,011

Increase (Decrease) in cash and cash equivalents	25,539	119,836
Cash and cash equivalents, beginning of period	150,870	31,034
Cash and cash equivalents, end of period	$176,409	$150,870

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
Shares issued for mineral property	$-	$7,000

The accompanying notes are an integral part of these financial statements

ENRTOPIA CORP.
NOTES TO FINANCIAL STATEMENTS
August 31, 2018
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

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $177,580 for the year ended August 31, 2018 (deficit of $250,029 for the year ended August 31, 2017). The Company incurred a net loss of $650,055 for the year ended August 31, 2018 (net loss of $801,166 for the year ended August 31, 2017) and as at August 31, 2018 has incurred cumulative losses of $13,891,818 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2018 and 2017, cash and cash equivalents consist of cash only.

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

The Company has capitalized the cost of the purchase of licensing rights for technology used in the process of recovering and extraction of battery grade lithium carbonate powder from brine solutions as an intangible asset. The licensing agreement has a term of 7 years, with a right of refusal option for an additional ten year period, beginning from the date of a successful bench test. Until a successful bench test is achieved, there is no finite life for this agreement, and it is as of now an intangible asset with an indefinite life. In accordance with ASC 350, the Company has not yet begun to amortize the indefinite life intangible asset, instead testing it for impairment at reporting periods. Aside from the capitalized acquisition cost, all costs to date have been related to research and development of the technology and expensed to profit and loss in accordance with ASC 730.

During the year ended August 31, 2018, the agreement, which provided licensing rights was terminated and the related costs were expensed to profit and loss.

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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company does not believe it has any asset retirement obligation as of August 31, 2018 and 2017.

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

t.	Research and Development

Research and development costs are expensed as incurred.

u.	New Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

On November 22, 2017, the FASB issued “ASU 2017-14 — Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)”. This update amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company´s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The Company has made a preliminary evaluation and expects no material impact to arise from the adoption of this standard on September 1, 2018.

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, and cash flows.

4.	MARKETABLE SECURITIES

As at August 31, 2018 and 2017, the Company held no marketable securities.

During the year ended August 31, 2017, the Company disposed of the balance of 156,500 common shares of Lexaria Corp. with a cost basis of $18,780. The proceeds from the sales of shares were $31,096. Accordingly, a gain of $12,316 was recognized in profit and loss.

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

During the year ended August 31, 2018, based on the management’s assessment of GSWPS’s current operations, the Company decided to write down long-term investment in GSWPS to $nil.

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

On July 4, 2018, the Company provided GWT with a formal notice of termination of the commercialization agreement. Following termination, the Company has no further obligations with respect to the commercialization agreement. As a result, for the year ended August 31, 2018, the Company wrote off capitalized costs of $12,500.

8.	RELATED PARTY TRANSACTIONS

For the year ended August 31, 2018, the Company was party to the following related party transactions with key management personnel, which consists of the President, Chief Executive Officer, Chief Financial Officer and directors:

•

Incurred $42,000 (August 31, 2017: $72,000) to the President of the Company in consulting fees (Note 11(a)). As at August 31, 2018, the accounts payable to the President of the Company was $171,234 (August 31, 2017: $141,035)

•	Incurred $Nil (August 31, 2017: $62,040) in consulting fees to a company controlled by the former CFO of the Company.
•	Incurred share based compensation expenses of $43,938 in relation to stock options issued to officers and directors of the Company (August 31, 2017: $58,942).
•	Incurred $787 (August 31, 2017: $Nil) to a director of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.	COMMON STOCK

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

On December 8, 2017, the Company closed the second tranche of a private placement of 3,954,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$197,700 (equivalent of $154,397). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finder’s fee of CAD$12,770 (equivalent of $9,938) and 230,400 broker warrants was paid to a third party. The broker warrants have the same terms as the warrants issued as part of the unit offering.

On December 8, 2017, the Company issued 240,000 shares for gross proceeds of $12,000 from the exercise of stock options at $0.05.

On January 12, 2018, the Company closed the final tranche of a private placement of 1,611,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$80,550 (equivalent of $64,371). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06. A cash finder’s fee of CAD$3,880 (equivalent of $3,103) and 77,600 broker warrants was paid to a third party. The broker warrants have the same terms as the warrants issued as part of the unit offering.

On February 2, 2018, the Company issued 50,000 shares for gross proceeds of $3,500 from the exercise of warrants at $0.07.

On May 11, 2018, the Company issued 200,000 shares for gross proceeds of $12,000 from the exercise of stock options at $0.06.

On May 11, 2018, the Company closed the first tranche of a private placement of 1,746,900 units at a price of CAD$0.06 per unit for gross proceeds of CAD$104,814 (equivalent of $81,987). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.075. A cash finders’ fee of CAD$9,281 (equivalent of $7,258) and 144,690 full broker warrants that expire May 11, 2020 was paid to third parties. The broker warrants have the same terms as the warrants issued as part of the unit offering.

On May 25, 2018, the Company closed the final tranche of a private placement of 2,470,000 units at a price of CAD$0.06 per unit for gross proceeds of CAD$148,200 (equivalent of $114,822). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.075. A cash finders’ fee of CAD$5,820 (equivalent of $4,488) and 70,000 full broker warrants that expire May 25, 2020 was paid to third parties. The broker warrants have the same terms as the warrants issued as part of the unit offering.

On August 31, 2018, the Company closed the first tranche of a private placement of 4,400,000 units at a price of CAD$0.03 per unit for gross proceeds of CAD$132,000 (equivalent of $101,111). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of $0.05. A cash finders’ fee of CAD$12,000 (equivalent of $9,192) and 400,000 full broker warrants that expire August 31, 2021 was paid to third parties. The broker warrants have the same terms as the warrants issued as part of the unit offering.

On August 31, 2018, the Company issued 170,000 shares for gross proceeds of $9,000 from the exercise of 50,000 stock options at $0.06 and 120,000 stock options at $0.05 respectively.

As at August 31, 2018 the Company had 119,739,931 shares issued and outstanding and as at August 31, 2017, the Company had 102,298,031 shares issued and outstanding.

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

For the year ended August 31, 2018, the Company recorded $89,596 (August 31, 2017: $227,428) stock based compensation expense.

A summary of the changes in stock options for the year ended August 31, 2018 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2016	3,210,000	$0.07
Cancelled	(250,000)	0.06
Granted	4,335,000	0.07
Balance, August 31, 2017	7,295,000	$0.07
Granted	1,885,000	0.06
Exercised	(610,000)	0.05
Balance, August 31, 2018	8,570,000	$0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2018	August 31, 2017
Expected volatility	204%	182%-232%
Risk-free interest rate	1.93%	1.22%-1.95%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.05	$0.05-$0.09

The Company has the following options outstanding and exercisable.

August 31, 2018
	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.07	550,000	4.73 years
$0.06	535,000	4.70 years
$0.05	800,000	4.16 years
$0.10	500,000	3.67 years
$0.07	1,500,000	3.42 years
$0.07	1,535,000	3.39 years
$0.07	800,000	3.05 years
$0.05	1,100,000	2.15 years
$0.10	1,000,000	1.18 years
$0.06	250,000	0.18 years[1]

	8,570,000	2.88 years

1.	250,000 options expired unexercised subsequent to August 31, 2018

August 31, 2017	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.10	500,000	4.67 years
$0.07	1,500,000	4.42 years
$0.07	1,535,000	4.39 years
$0.07	800,000	4.05 years
$0.05	1,460,000	3.15 years
$0.10	1,000,000	2.18 years
$0.06	500,000	1.18 years

	7,295,000	3.43 years

The aggregate intrinsic value for options vested and total options as at August 31, 2018 and 2017 is $Nil.

Warrants

On February 28, 2017, the Company signed a Letter of Engagement with Adam Mogil and issued 1,000,000 warrant options to convert to 1,000,000 common shares to Adam Mogil to provide corporate services. The warrants have an exercise price of $0.09 and expire August 28, 2017. The fair value of the warrants granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions: expected volatility: 182%, risk-free interest rate: 1.22%, expected life: 0.50 years, dividend yield: 0.00% . The Company has recorded $29,168 in stock based compensation expense related to these warrants in the year ended August 31, 2017.

On April 21, 2017, the Company issued 95,500 shares for gross proceeds of $5,685 from the exercise of warrants of previous financings at $0.05 and $0.07.

On April 30, 2017, the Company issued 166,500 shares for gross proceeds of $11,655 from the exercise of warrants from a previous financing at $0.07.

During the year ended August 31, 2017, the Company issued 12,332,571 warrants attached to units issued in multiple private placements, see Note 9 for disclosure of individual amounts and terms of warrants by private placement. In addition, the Company issued 615,900 brokers warrants in connection with these private placements, also disclosed in Note 9. The fair value of the brokers warrants was $33,213 (2016 - $Nil), recorded as share issuance costs off-setting the gross proceeds of private placements in additional-paid-in-capital, and was calculated using the Black Scholes option pricing model, with the following weighted average assumptions: expected volatility 168%, risk-free interest rate: 1.14%, expected life: 2 years, dividend yield: 0.00% .

During the year ended August 31, 2018, the Company issued 16,781,900 warrants attached to units in private placements and 922,690 broker warrants in connection with the private placements, see Note 9 for disclosure of the terms of the warrants. The fair value of the brokers warrants was $27,791, recorded as share issuance costs off-setting the gross proceeds of private placements in additional-paid-in-capital, and was calculated using the Black Scholes option pricing model, with the following weighted average assumptions: expected volatility 152%, risk-free interest rate: 2.10%, expected life: 2.43 years, dividend yield: 0.00% .

A summary of warrants as at August 31, 2018 and August 31, 2017 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2016	29,412,139	$0.09
Expired	(3,906,800)	0.10
Exercised	(262,000)	0.07
Issued	13,948,471	0.08
Balance, August 31, 2017	39,191,810	$0.09
Expired	(16,107,340)	0.12
Issued	17,704,590	0.06
Exercised	(50,000)	0.07
Balance, August 31, 2018	40,739,060	$0.06

Number	Exercise	Expiry
Outstanding[1]	Price	Date
4,800,000	$0.050	August 31, 2021
2,540,000	$0.075	May 25, 2020
1,891,590	$0.075	May 11, 2020
1,688,600	$0.060	January 12, 2020
4,184,400	$0.060	December 8, 2019
2,600,000	$0.060	November 1, 2019
3,253,333	$0.050 and $0.10 after 18 months	June 8, 2019
6,882,666	$0.050 and $0.10 after 18 months	May 20, 2019
3,454,400	$0.120	April 29, 2019
4,477,500	$0.060	February 28, 2019
1,020,000	$0.060	January 20, 2019
3,946,571	$0.070	September 23, 2018[2]
40,739,060

1.	Each warrant entitles a holder to purchase one common share.
2.	3,946,571 warrants expired unexercised subsequent to August 31, 2018

11.	COMMITMENTS - OTHER

(a)

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $3,500 per month plus goods and services tax (“GST”) on a continuing basis.

12.	INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory income tax rates to income tax benefit at the Company’s effective tax rates at August 31, 2018 and 2017:

	August 30,	August 30,
	2018	2017

Loss before taxes	$(650,055)	$(801,166)
Statutory tax rate	25.3%	34%
Expected income tax recovery	(164,680)	(272,396)
Non-deductible items	22,698	77,326
Change in enacted rates and other	1,618,859	(40,132)
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	(65,410)	-
Share issuance costs	-	(17,769)
Change in valuation allowance	(1,411,467)	252,971
Income tax expense (recovery)	$-	$-

In December 2017, the United States Government proposed changes to the Federal corporate income tax rate to reduce the rate from 34% to 21% effective January 1, 2018 and onwards. This change in tax rate was substantively enacted on December 22, 2017. The relevant deferred tax balances have been remeasured to reflect the decrease in the Company's Federal income tax rate from 34% to 21%.

Deferred taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at August 31, 2018 and 2017 are comprised of the following:

	August 30,	August 30,
	2018	2017

Net operating loss carry forwards	$2,722,136	$4,110,965
Marketable securities	5,698	9,225
Financing costs	7,253	15,839
Intangible assets	4,725	-
Mineral property	20,108	32,555
Capital loss carry forwards	4,526	7,328
	2,764,446	4,175,912
Valuation allowance	2,764,446	4,175,912
Deferred tax assets (liabilities)	$-	$-

The Company has net operating loss carry forwards of approximately $12,963,000 which may be carried forward to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years. Future tax assets have not been recognized because it is not probable that future taxable profit will be available against which the Company can utilize the benefits therefrom.

13.	SEGMENTED INFORMATION

As at August 31, 2018 and August 31, 2017, the Company is operating its business in one reportable segment: natural resource acquisitions.

14.	SUBSEQUENT EVENTS

On September 21, 2018, the Company closed the final tranche of a private placement of 2,225,000 units at a price of CAD$0.03 per unit for gross proceeds of CAD$66,750. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of $0.05. A cash finders’ fee of CAD$6,075 and 202,500 full broker warrants that expire September 21, 2021 was paid to third parties. The broker warrants have the same terms as the warrants issued as part of the unit offering.

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

As of August 31, 2018, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2018, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President, Chief Executive Officer, Chief Financial Officer and Director	58	November 2007 April 14, 2008
Kristian Ross	Director	68	July 31, 2017
Kevin Brown	Director	54	October 23, 2015

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2018, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2018 and 2017; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2018 and 2017 who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa - tion ($)	Total ($)
Robert McAllister(1) President and Director	2018 2017	$42,000 $72,000	Nil Nil	Nil Nil	Nil Nil	Nil $19,647	Nil Nil	Nil Nil	$42,000 $91,647
Kristian Ross Director	2018 2017	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$31,730 Nil	Nil Nil	Nil Nil	$31,730 Nil
Kevin Brown Director	2018 2017	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$12,207 $19,647	Nil Nil	Nil Nil	$12,207 $19,647

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

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert McAllister	500,000 500,000			$0.10 $0.07	2019/11/03 2022/01/20
Kevin Brown	500,000 500,000 250,000			$0.05 $0.07 $0.06	2020/10/23 2022/01/20 2023/05/11
Kristian Ross	500,000 250,000			$0.05 $0.06	2022/10/27 2023/05/11

Option Exercises

During our fiscal year ended August 31, 2018, there was 610,000 stock options exercised.

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

The following table sets forth, as of November 19, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert McAllister Kelowna, British Columbia, Canada	9,060,000(2)	7.43%
Kevin Brown Kelowna, British Columbia, Canada	1,250,000(3)	1.02%
Kristian Ross Kelowna, British Columbia, Canada	810,000(4)	.66%
Directors and Executive Officers as a Group (3 people)	11,120,000	9.11%
Total	11,120,000	9.11%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 19, 2018. As of November 19, 2018, there were 121,964,931 shares of our company’s common stock issued and outstanding.

(2)	Includes:

1.	500,000 options which are exercisable at $0.10 into common shares;
2.	500,000 options which are exercisable at $0.07 into common shares;
3.	200,000 warrants which are exercisable at $0.075 into common shares;
4.	600,000 warrants which are exercisable at $0.05 into common shares;
5.	1,100,000 warrants which are exercisable at $0.06 into common shares; and
6.	6,160,000 common shares.

(3)	Includes:

1.	500,000 options which are exercisable at $0.05 into common shares;
2.	500,000 options which are exercisable at $0.07 into common shares;
3.	250,000 options which are exercisable at $0.06 into common shares;

(4)	Includes:

1.	500,000 options which are exercisable at $0.05 into common shares; and
2.	250,000 options which are exercisable at $0.06 into common shares.
3.	60,000 common shares beneficially owned in Wildhorse Copper Inc.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

For the year ended August 31, 2018, the Company was party to the following related party transactions:

•	Incurred $42,000 (August 31, 2017: $72,000) to the President of the Company in consulting fees. As at August 31, 2018, the accounts payable to the President of the Company was $171,234 (August 31, 2017: $141,035)
•	Incurred $Nil (August 31, 2017: $62,040) in consulting fees to a company controlled by the former CFO of the Company.
•	Incurred share based compensation expenses of $43,938 in relation to stock options issued to officers and directors of the Company (August 31, 2017: $58,942).
•	Incurred $787 (August 31, 2017: $Nil) to a director of the Company.

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

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2018 and for fiscal year ended August 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2018	August 31, 2017
Audit Fees	34,547	20,023
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	34,547	20,023

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Davidson & Company LLP for fiscal year ended August 31, 2018.

Audit related Fees. There were no audit related fees paid to Davidson & Company LLP for the fiscal year ended August 31, 2018 or for the fiscal year ended August 31, 2017.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2018 and August 31, 2017, we did not use Davidson & Company LLP for non-audit professional services or preparation of corporate tax returns.

We do not use Davidson & Company LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Davidson & Company LLP to provide compliance outsourcing services.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
No.

3.1	Articles of Incorporation

3.2	Bylaws

10.1	Mining Lease between Nevada North Resources (U.S.A.), Inc. and Miranda U.S.A. Inc. (incorporated by reference to our Registration Statement on Form SB-2 filed January 9, 2006)

10.2	Exploration Agreement with Options for Joint Venture between our company and Miranda U.S.A. Inc. (incorporated by reference to our Registration Statement on Form SB-2 filed January 9, 2006)

10.3	Amended Exploration Agreement between our company and Miranda U.S.A. Inc. (incorporated by reference to our Registration Statement on Form SB-2 filed January 9, 2006)

10.4	Consulting Agreement between our company and KGE Management Ltd. (incorporated by reference to our Registration Statement on Form SB-2 filed January 9, 2006)

10.5	Assignment Agreement with 0743608 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed March 19, 2007)

10.6	Consulting Agreement with Mr. Robert McAllister dated December 1, 2008 (incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K filed December 6, 2013)

10.7	Joint Venture Agreement with The Green Canvas Ltd. dated February 28, 2014 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 28, 2014).

10.8	Definitive Joint Venture Agreement dated May 28, 2014 with Lexaria (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 29, 2014).

10.9	Form of Stock Option Agreement dated November 18, 2014 ((incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 18, 2014)

10.10	Form of Stock Option Agreement dated November 3, 2014 ((incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 4, 2014)

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
Date: November 19, 2018.

By: /s/ Robert McAllister
Robert McAllister
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 19, 2018.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 19, 2018.

By: /s/ Robert McAllister
Robert McAllister
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 19, 2018.