Form 10-Q
period 2018-11-30
Enertopia Corp.
filed 2019-01-14
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
121,964,931 common shares issued and outstanding as of November 30, 2018

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the three month period ended November 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30	August 31
	2018	2018

ASSETS
Current
Cash and cash equivalents	$137,915	$176,409
Accounts receivable	9,147	7,504
Prepaid expenses and deposit	83,569	87,777
Total current assets	230,631	271,690
Total Assets	$230,631	$271,690

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$285,025	$278,036
Due to related parties (Note 6)	171,010	171,234
Total Current Liabilities	456,035	449,270

STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 121,964,931 common shares at November 30, 2018 and August 31,2018: 119,739,931	121,966	119,741
Additional paid-in capital (Note 7)	13,639,247	13,594,497
Deficit accumulated during the exploration stage	(13,986,617)	(13,891,818)
Total Stockholders' Equity	(225,404)	(177,580)
Total Liabilities and Stockholders' Equity	$230,631	$271,690

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY

Balance, August 31, 2017	102,298,031	$102,299	$12,901,936	$(13,241,763)	$(237,528)

Stock Based Compensation	-	-	89,596	-	89,596

Shares issued for Private Placement on November 1	2,600,000	2,600	98,598	-	101,198

Shares issued for Private Placement on December 8	3,954,000	3,954	140,505	-	144,459

Option conversion on December 8	240,000	240	11,760	-	12,000

Shares issued for Private Placement on January 12	1,611,000	1,611	59,657	-	61,268

Warrant conversion on February 2	50,000	50	3,450	-	3,500

Option conversion on May 11	200,000	200	11,800	-	12,000

Shares issued for Private Placement on May 11	1,746,900	1,747	72,982	-	74,729

Shares issued for Private Placement on May 25	2,470,000	2,470	107,864	-	110,334

Shares issued for Private Placement on August 31	4,400,000	4,400	87,519	-	91,919

Option conversion on August 31	170,000	170	8,830	-	9,000

Comprehensive income (loss)	-	-	-	(650,055)	(650,055)

Balance, August 31, 2018	119,739,931	119,741	13,594,497	(13,891,818)	(177,580)

Shares issued for Private Placement on September 21	2,225,000	2,225	44,750	-	46,975

Comprehensive income (loss)	-	-	-	(94,799)	(94,799)

Balance, November 30, 2018	121,964,931	121,966	13,639,247	(13,986,617)	(225,404)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2018	2017

Expenses
Accounting and audit	$11,122	$6,118
Bank charges and interest expense	209	357
Consulting (Note 6)	12,450	10,700
Mineral exploration costs	9,172	-
Fees and dues	14,158	11,804
Insurance	2,902	3,002
Investor relations	36,209	12,651
Legal and professional	1,922	3,748
Office and miscellaneous	1,552	1,775
Research and Development	-	108,748
Rent	1,321	1,362
Stock based compensation	-	31,237
Telephone	-	(203)
Travel	3,047	2,631

Total expenses	94,064	193,930

Loss for the period before other items	(94,064)	(193,930)

Other income (expense)
Foreign exchange gain	(735)	589

Net loss and comprehensive loss for the period	$(94,799)	$(193,341)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	120,081,488	102,504,606

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2018	2017
Cash flows used in operating activities

Net Income (loss)	$(94,799)	$(193,341)
Changes to reconcile net loss to net cash used in operating activities
Stock based compensation	-	31,237
Change in non-cash working capital items:
Accounts receivable	(1,643)	(5,149)
Prepaid expenses and deposit	4,208	(41,752)
Accounts payable and accrued liabilities	6,989	1,485
Due to related parties	(224)	7,350
Net cash (used in) operating activities	(85,469)	(200,170)

Cash flows from financing activities
Net proceeds from subscriptions received	46,975	100,893
Net cash from financing activities	46,975	100,893
Increase (Decrease) in cash and cash equivalents	(38,494)	(99,277)
Cash and cash equivalents, beginning of period	176,409	150,870
Cash and cash equivalents, end of period	$137,915	$51,593

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2018
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited condensed interim financial statements for the period ended November 30, 2018 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2018 audited annual financial statements and notes thereto.

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

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $225,404 for the three months ended November 30, 2018 (deficit of $177,580 for the year ended August 31, 2018). The Company incurred a net loss of $94,799 for the three months ended November 30, 2018 (net loss of $193,341 for the three months ended November 30, 2017) and as at November 30, 2018 has incurred cumulative losses of $13,986,617 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2018.

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

c)	Recently Adopted Accounting Pronouncements

On November 22, 2017, the FASB issued “ASU 2017-14 — Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)”. This update amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The adoption of this standard had no impact on the Company’s balance sheets or statements of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15 related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The adoption of this standard had no impact on the Company’s balance sheets or statements of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. The adoption of this standard had no impact on the Company’s balance sheets or statements of operations or cash flows.

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

4.	MINERAL PROPERTY

During the year ended August 30, 2017 the Company staked lode and placer claims on BLM lands in Esmerelda county Nevada covering approximately 160 Acres subject to adjustment. The Company has a 100% interest in the lands and is only responsible for the yearly maintenance fees to keep its 100% interest. The claims are in good standing until August 31, 2019.

5.	LITHIUM TECHNOLOGY

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

6.	RELATED PARTIES TRANSACTION

For the three month period ended November 30, 2018, the Company was party to the following related party transactions:

•	Incurred $10,500 (November 30, 2017: $10,500) to the President of the Company in consulting fees.
•	$171,010 (August 31, 2018: $171,234) was payable to the President of the Company.
•	Incurred share based compensation expenses of $Nil in relation to stock options issued to a director of the Company (November 30, 2017: $19,523).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

7.	COMMON STOCK

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

On September 21, 2018, the Company closed the final tranche of a private placement of 2,225,000 units at a price of CAD$0.03 per unit for gross proceeds of CAD$66,750 (equivalent of $51,678). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of $0.05. A cash finders’ fee of CAD$6,075 and 202,500 full broker warrants that expire September 21, 2021 was paid to third parties. The broker warrants have the same terms as the warrants issued as part of the unit offering.

As at November 30, 2018 the Company had 121,964,931 shares issued and outstanding and as at August 31, 2018, the Company had 119,739,931 shares issued and outstanding.

8.	STOCK OPTIONS AND WARRANTS

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

For the three month period ended November 30, 2018, the Company recorded $Nil (November 30, 2017 – $31,237) stock based compensation expenses.

A summary of the changes in stock options for the three months ended November 30, 2018 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2017	7,295,000	$0.07
Granted	1,885,000	0.06
Exercised	(610,000)	0.05
Balance, August 31, 2018	8,570,000	$0.07
Granted	-	-
Expired	(250,000)	0.06
Balance, November 30, 2018	8,320,000	$0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	November 30, 2018	November 30, 2017
Expected volatility	-	204%
Risk-free interest rate	-	2.03%
Expected life	-	5.00 years
Dividend yield	-	0.00%
Estimated fair value per option	-	$0.04

The Company has the following options outstanding and exercisable.

November 30, 2018

	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.07	550,000	4.48 years
$0.06	535,000	4.45 years
$0.05	800,000	3.91 years
$0.10	500,000	3.42 years
$0.07	1,500,000	3.17 years
$0.07	1,535,000	3.14 years
$0.07	800,000	2.81 years
$0.05	1,100,000	1.90 years
$0.10	1,000,000	0.93 years

	8,320,000	3.08 years

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

*The aggregate intrinsic value for options outstanding and exercisable as at November 30, 2018 was $Nil.

Warrants

During the year ended August 31, 2018, the Company issued 16,781,900 warrants attached to units in private placements and 922,690 broker warrants in connection with the private placements, see Note 7 for disclosure of the terms of the warrants. The fair value of the brokers warrants was $27,791, recorded as share issuance costs off-setting the gross proceeds of private placements in additional-paid-in-capital, and was calculated using the Black Scholes option pricing model, with the following weighted average assumptions: expected volatility 152%, risk-free interest rate: 2.10%, expected life: 2.43 years, dividend yield: 0.00% .

During the three month period ended November 30, 2018, the Company issued 2,225,000 warrants attached to units in private placements and 202,500 broker warrants in connection with the private placements, see Note 9 for disclosure of the terms of the warrants. The fair value of the brokers warrants was $4,620, recorded as share issuance costs off-setting the gross proceeds of private placements in additional-paid-in-capital, and was calculated using the Black Scholes option pricing model, with the following weighted average assumptions: expected volatility 150%, risk-free interest rate: 2.89%, expected life: 3 years, dividend yield: 0.00% .

A summary of warrants as at November 30, 2018 and August 31, 2018 is as follows:

	Warrants Outstanding
		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2017	39,191,810	$0.09
Expired	(16,107,340)	0.12
Issued	17,704,590	0.06
Exercised	(50,000)	0.07
Balance, August 31, 2018	40,739,060	$0.06
Expired	(3,946,571)	0.07
Issued	2,427,500	0.05
Balance, November 30, 2018	39,219,989	$0.06

Number	Exercise	Expiry
Outstanding[1]	Price	Date
2,427,500	$0.050	September 21, 2021
4,800,000	$0.050	August 31, 2021
2,540,000	$0.075	May 25, 2020
1,891,590	$0.075	May 11, 2020
1,688,600	$0.060	January 12, 2020
4,184,400	$0.060	December 8, 2019
2,600,000	$0.060	November 1, 2019
3,253,333	$0.050 and $0.10 after 18 months	June 8, 2019
6,882,666	$0.050 and $0.10 after 18 months	May 20, 2019
3,454,400	$0.120	April 29, 2019
4,477,500	$0.060	February 28, 2019
1,020,000	$0.060	January 20, 2019
39,219,989

1.	Each warrant entitles a holder to purchase one common share.

9.	COMMITMENTS - OTHER

(a)

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $3,500 per month plus goods and services tax (“GST”) on a continuing basis.

10.	SEGMENTED INFORMATION

As at November 30, 2018 and August 31, 2018, the Company is operating its business in one reportable segment: natural resource acquisitions. All of the Company’s material long-lived assets are located in the United States.

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

The Company is actively pursuing business opportunities in the resource sector, whereby we signed a definitive agreement for a Lithium Brine Project in May 2016. In May 2017 the Company dropped the Lithium Brine Project and subsequently acquired the Clayton Valley, NV Lithium Project announced in August 2017. The Company’s main focus is in natural resource sector.

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

Summary of Recent Business

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

Chronological Overview of our Business over the Last Five Years

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

Mineral Property

On August 30, 2017, the Company announced the staking of Lode and Placer claims of BLM lands in Esmeralda county Nevada covering approximately 160 Acres subject to adjustment. The Company has an 100% interest in the lands and is only responsible for the yearly maintenance fees to the BLM (estimated to be $2,635) and County (estimated to be $212) due November 1, 2018 to keep its 100% interest. During the year ending August 31, 2018, the Company paid $2,859 in maintenance fees. The claims are in good standing until August 31, 2019. As at November 30, 2018, the Company has incurred BLM and county costs of $Nil and associated surface sampling, assaying and 3rd party lab testing of $9,172.

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

On November 5, 2018, the Company received an Area of Disturbance permit from the Bureau of Land Management, Nevada, allowing the Company access for a series of diamond drill holes. The diamond drill program will consist of 5 diamond drill holes totaling approximately 2,000 feet. Four drill holes will allow the Company to provide an inaugural 43-101 project wide lithium resource. A fifth diamond drill hole drilled to an estimated depth of 400 feet with the recovered lithium enriched material being used for metallurgical and pH solution testing. The Company will undertake systematic and through solution testing of the drilled lithium enriched horizons. This will enable the Company to map the subsurface horizons as per oxide and reduced horizons and further differentiate the grade of Lithium in solution that can be potentially recovered in a low CAPEX and low-cost extraction methods.

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

Results of Operations – Three Months Ended November 30, 2018 and November 30, 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2018, which are included herein.

Our operating results for the three months ended November 30, 2018, for the three months ended November 30, 2017 and the changes between those periods for the respective items are summarized as follows:

						Change Between
		Three Months		Three Months		Three Month Period
		Ended		Ended		Ended
		November 30,		November 30,		November 30, 2018 and
		2018		2017		November 30, 2017
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of product sales		Nil		Nil		Nil
Other expenses (income)		735		(589)		1,324
General and administrative		94,064		193,930		(99,866)
Bank charges and interest expense		209		357		(148)
Consulting fees		12,450		10,700		1,750
Stock based compensation		-		31,237		(31,237)
Exploration expenses		9,172		Nil		9,172
Research and development		-		108,748		(108,748)
Professional fees		13,044		3,748		9,296
Net loss		94,799		193,341		(98,542)

Our accumulated losses increased to $13,986,617 at November 30, 2018. Our financial statements report revenue of $Nil for the three months ended November 30, 2018 and November 30, 2017. Our financial statements report a net loss of $94,799 for the three-month period ended November 30, 2018, compared to a net loss of $193,341 for the three-month period ended November 30, 2017. Our net losses have decreased by $98,542 for the three month period ended November 30, 2018. Our general and administrative expenses were lower by $99,866 for November 30, 2018 compared to November 30, 2017. The decrease was largely due to decreased research and development expenditures, and stock based compensation which were offset by increases to exploration expenses and professional fees for the three month period ended November 30, 2018 compared to November 30, 2017.

As at November 30, 2018, we had $456,035 in current liabilities, which is comparable to current liabilities as at August 31, 2017. Our net cash used in operating activities for the three months ended November 30, 2018 was $85,469 compared to $200,170 used in the three months ended November 30, 2017.

Our total liabilities as of November 30, 2018 were $456,035 as compared to total liabilities of $449,270 as of August 31, 2018.

Liquidity and Financial Condition

Working Capital	At	At
	November 30,	August 31,
	2018	2018
Current assets	$230,631	$271,690
Current liabilities	456,035	449,270

Working capital surplus/(deficit)	$(225,404)	$(177,580)

Cash Flows

	At	At
	November 30,	November 30,
	2018	2017
Cash flows (used in) operating activities	$(85,469)	$(200,170)
Cash flows from investing activities	-	-
Cash flows from financing activities	46,975	100,893
Net increase (decrease) in cash during year	$(38,494)	$(99,277)

Operating Activities

Net cash used in operating activities was $85,469 in the three months ended November 30, 2018 compared with net cash used in operating activities of $200,170 in the same period in 2017. The decrease in cash used is the result of a decrease in stock-based compensation expense, a non-cash item, and non-cash working capital items, primarily increased prepaid expenses.

Financing Activities

Net cash provided by financing activities was $46,975 in the three months ended November 30, 2018 compared to $100,893 in the same period in 2017. The cash provided was from private placements, option exercises and warrant exercises.

Investing Activities

Net cash provided in investing activities was $Nil in the three months ended November 30, 2018 compared to $Nil in the same period in 2017.

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

As of November 30, 2018, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
01/10/2019

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
01/10/2019