Form 10-Q
period 2019-02-28
Enertopia Corp.
filed 2019-04-09
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019
or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission File Number 000-51866

Enertopia Corporation
(Exact name of registrant as specified in its charter)

Nevada			20-1970188
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

#22 - 1873 Spall Road, Kelowna, BC			V1Y 4R2
(Address of principal executive offices)			(Zip Code)

250-870-2219
(Registrant's telephone number, including area code)

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

[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

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

[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
121,964,931 common shares issued and outstanding as of February 28, 2019

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the six month period ended February 28, 2019 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 28	August 31
	2019	2018

ASSETS
Current
Cash and cash equivalents	$11,477	$176,409
Accounts receivable	2,355	7,504
Prepaid expenses and deposit	51,491	87,777
Total current assets	65,323	271,690
Total Assets	$65,323	$271,690

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$303,552	$278,036
Due to related parties (Note 6)	191,631	171,234
Total Current Liabilities	495,183	449,270
STOCKHOLDERS' EQUITY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
121,964,931 common shares at February 28, 2019 and
August 31,2018: 119,739,931	121,966	119,741
Additional paid-in capital (Note 7)	13,639,247	13,594,497
Deficit accumulated during the exploration stage	(14,191,073)	(13,891,818)
Total Stockholders' Equity	(429,860)	(177,580)
Total Liabilities and Stockholders' Equity	$65,323	$271,690

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY
Balance, August 31, 2017	102,298,031	$102,299	$12,901,936	$(13,241,763)	$(237,528)

Stock Based Compensation	-	-	31,237	-	31,237
Shares issued for Private Placement on November 1	2,600,000	2,600	98,293	-	100,893
Comprehensive income (loss)	-	-	-	(193,341)	(193,341)

Balance, November 31, 2017	104,898,031	104,899	13,031,466	(13,435,104)	(298,739)

Shares issued for Private Placement on November 1	-	-	305	-	305
Shares issued for Private Placement on December 8	3,954,000	3,954	140,505	-	144,459
Option conversion on December 8	240,000	240	11,760	-	12,000
Shares issued for Private Placement on January 12	1,611,000	1,611	59,657	-	61,268
Warrant conversion on February 2	50,000	50	3,450	-	3,500
Comprehensive income (loss)	-	-	-	(199,548)	(199,548)

Balance, February 28, 2018	110,753,031	110,754	13,247,143	(13,634,652)	(276,755)

Stock Based Compensation	-	-	58,359	-	58,359
Option conversion on May 11	200,000	200	11,800	-	12,000
Shares issued for Private Placement on May 11	1,746,900	1,747	72,982	-	74,729
Shares issued for Private Placement on May 25	2,470,000	2,470	107,864	-	110,334
Shares issued for Private Placement on August 31	4,400,000	4,400	87,519	-	91,919
Option Conversion on August 31	170,000	170	8,830	-	9,000
Comprehensive income (loss)	-	-	-	(257,166)	(257,166)

Balance, August 31, 2018	119,739,931	119,741	13,594,497	(13,891,818)	(177,580)

Shares issued for Private Placement on September 21	2,225,000	2,225	44,750	-	46,975
Comprehensive income (loss)	-	-	-	(94,799)	(94,799)

Balance, November 31, 2018	121,964,931	121,966	13,639,247	(13,986,617)	(225,404)

Comprehensive income (loss)	-	-	-	(204,456)	(204,456)

Balance, February 28, 2019	121,964,931	121,966	13,639,247	(14,191,073)	(429,860)

 The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28	February 28	February 28	February 28
	2019	2018	2019	2018

Expenses

Accounting and audit	15,001	15,852	26,123	21,970
Bank charges and interest expense	272	380	481	737
Consulting	10,500	11,000	22,950	21,700
Mineral exploration costs	115,360	6,083	124,532	6,083
Fees and dues	7,317	7,632	21,475	19,436
Insurance	3,140	4,275	6,042	7,277
Investor relations	34,173	38,852	70,382	51,503
Legal and professional	2,748	3,219	4,670	6,967
Office and miscellaneous	2,471	2,088	4,023	3,863
Research and development	4,423	102,996	4,423	211,744
Rent	2,375	1,371	3,696	2,733
Stock based compensation	-	-	-	31,237
Telephone	-	74	-	(129)
Travel	5,859	4,328	8,906	6,959

Total expenses	203,639	198,150	297,703	392,080

(Loss) for the period before other items	(203,639)	(198,150)	(297,703)	(392,080)

Other income (expense)
Foreign exchange gain (loss)	(817)	(1,398)	(1,552)	(809)

Net loss and comprehensive loss for the period	$(204,456)	$(199,548)	$(299,255)	$(392,889)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	121,964,931	109,574,975	121,706,782	106,332,976

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 28	February 28
	2019	2018
Cash flows used in operating activities

Net Income (loss)	$(299,255)	$(392,889)
Changes to reconcile net loss to net cash used in operating activities
Stock based compensation	-	31,237
Change in non-cash working capital items:
Accounts receivable	5,149	7,607
Prepaid expenses and deposit	36,286	(89,145)
Accounts payable and accrued liabilities	25,516	(16,074)
Due to related parties	20,397	18,456
Net cash (used in) operating activities	(211,907)	(440,808)

Cash flows from financing activities
Net proceeds from options exercised	-	3,500
Net proceeds from warrants exercised	-	12,000
Net proceeds from subscriptions received	46,975	306,925
Net cash from financing activities	46,975	322,425
Increase (Decrease) in cash and cash equivalents	(164,932)	(118,383)
Cash and cash equivalents, beginning of period	176,409	150,870
Cash and cash equivalents, end of period	$11,477	$32,487

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2019

(Expressed in U.S. Dollars)

    1.       ORGANIZATION

The unaudited condensed interim financial statements for the period ended February 28, 2019 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2018 audited annual financial statements and notes thereto.

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

2.       GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $429,860 for the six months ended February 28, 2019 (deficit of $177,580 for the year ended August 31, 2018).  The Company incurred a net loss of $299,255 for the six months ended February 28, 2019 (net loss of $392,889 for the six months ended February 28, 2018) and as at February 28, 2019 has incurred cumulative losses of $14,191,073 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

3.      SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2018.

b)Accounting Estimates

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

c)Recently Adopted Accounting Pronouncements

On November 22, 2017, the FASB issued "ASU 2017-14 - Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)". This update amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The adoption of this standard had no impact on the Company's balance sheets or statements of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15 related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The adoption of this standard had no impact on the Company's balance sheets or statements of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. The adoption of this standard had no impact on the Company's balance sheets or statements of operations or cash flows.

d)New Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a significant impact on the Company's results of operations, financial condition, cash flows, and financial statement disclosures.

4.      MINERAL PROPERTY

During the year ended August 30, 2017 the Company staked lode and placer claims on BLM lands in Esmerelda county Nevada covering approximately 160 Acres subject to adjustment. The Company has a 100% interest in the lands and is only responsible for the yearly maintenance fees to keep its 100% interest. The claims are in good standing until August 31, 2019.

5.      LITHIUM TECHNOLOGY

On August 15, 2016, a binding Letter of Intent ("LOI') was signed by Enertopia and Genesis Water Technologies, Inc. ("GWT") with regard to the acquisition by Enertopia of the exclusive worldwide licensing rights (the "Licensing Rights") by Enertopia of all of the technology used in the process of recovering and extraction of battery grade lithium carbonate powder Li2CO3 grading 99.5% or higher purity from brine solutions.

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

6.      RELATED PARTIES TRANSACTION

For the six month period ended February 28, 2019, the Company was party to the following related party transactions:

  Incurred $21,000 (February 28, 2018: $21,000) to the President of the Company in consulting fees.
  $191,631 (August 31, 2018: $171,234) was payable to the President of the Company.
  Incurred share based compensation expenses of $Nil in relation to stock options issued to a director of the Company (February 28, 2018: $19,523).

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

On December 8, 2017, the Company closed the second tranche of a private placement of 3,954,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$197,700 (equivalent of $154,397). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.  A cash finder's fee of CAD$12,770 and 230,400 broker warrants was paid to a third party.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On December 8, 2017, the Company issued 240,000 shares for gross proceeds of $12,000 from the exercise of stock options at $0.05.

On January 12, 2018, the Company closed the final tranche of a private placement of 1,611,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$80,550 (equivalent of $64,371). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.  A cash finder's fee of CAD$3,880 and 77,600 broker warrants was paid to a third party.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On February 2, 2018, the Company issued 50,000 shares for gross proceeds of $3,500 from the exercise of warrants from a previous financing at $0.07.

On May 11, 2018, the Company issued 200,000 shares for gross proceeds of $12,000 from the exercise of stock options at $0.06.

On May 11, 2018, the Company closed the first tranche of a private placement of 1,746,900 units at a price of CAD$0.06 per unit for gross proceeds of CAD$104,814 (equivalent of $81,987).  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.075. A cash finders' fee of CAD$9,281 and 144,690 full broker warrants that expire May 11, 2020 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On May 25, 2018, the Company closed the final tranche of a private placement of 2,470,000 units at a price of CAD$0.06 per unit for gross proceeds of CAD$148,200 (equivalent of $114,822).  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.075.  A cash finders' fee of CAD$5,820 and 70,000 full broker warrants that expire May 25, 2020 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On August 31, 2018, the Company closed the first tranche of a private placement of 4,400,000 units at a price of CAD$0.03 per unit for gross proceeds of CAD$132,000 (equivalent of $101,111).  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of $0.05.  A cash finders' fee of CAD$12,000 (equivalent of $9,192) and 400,000 full broker warrants that expire August 31, 2021 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On August 31, 2018, the Company issued 170,000 shares for gross proceeds of $9,000 from the exercise of 50,000 stock options at $0.06 and 120,000 stock options at $0.05 respectively.

On September 21, 2018, the Company closed the final tranche of a private placement of 2,225,000 units at a price of CAD$0.03 per unit for gross proceeds of CAD$66,750 (equivalent of $51,678).  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of $0.05.  A cash finders' fee of CAD$6,075 and 202,500 full broker warrants that expire September 21, 2021 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

As at February 28, 2019 the Company had 121,964,931 shares issued and outstanding and as at August 31, 2018, the Company had 119,739,931 shares issued and outstanding.

8.STOCK OPTIONS AND WARRANTS

Stock Options

On July 15, 2014, the shareholders approved and adopted at the Annual General Meeting the Company's 2014 Stock Option Plan.  On April 14, 2011, the shareholders approved and adopted at the Annual General Meeting to consolidate the Company's 2007 Equity compensation plan and the Company's 2010 Equity Compensation Plan into a new Company 2011 Stock Option Plan.  The purpose of these Plans is to advance the interests of the Corporation, through the grant of Options, by providing an incentive mechanism to foster the interest of eligible persons in the success of the Corporation and its affiliates; encouraging eligible persons to remain with the Corporation or its affiliates; and attracting new Directors, Officers, Employees and Consultants.

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

For the six month period ended February 28, 2019, the Company recorded $Nil (February 28, 2018 - $31,237) stock based compensation expenses.

A summary of the changes in stock options for the three months ended November 30, 2018 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2017	7,295,000	$0.07
Granted	1,885,000	0.06
Exercised	(610,000)	0.05
Balance, August 31, 2018	8,570,000	$0.07
Granted	-	-
Expired	(250,000)	0.06
Balance, February 28, 2019	8,320,000	$0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	February 28, 2019	February 28, 2018
Expected volatility	-	204%
Risk-free interest rate	-	2.03%
Expected life	-	5.00 years
Dividend yield	-	0.00%
Estimated fair value per option	-	$0.04

The Company has the following options outstanding and exercisable.

February 28, 2019
	Options outstanding and exercisable
	Number	Remaining
Exercise prices	of shares	contractual life
$0.07	550,000	4.23 years
$0.06	535,000	4.20 years
$0.05	800,000	3.66 years
$0.10	500,000	3.18 years
$0.07	1,500,000	2.93 years
$0.07	1,535,000	2.90 years
$0.07	800,000	2.56 years
$0.05	1,100,000	1.65 years
$0.10	1,000,000	0.68 years

	8,320,000	2.89 years

August 31, 2018
	Options outstanding and exercisable
	Number	Remaining
Exercise prices	of shares	contractual life
$0.07	550,000	4.73 years
$0.06	535,000	4.70 years
$0.05	800,000	4.16 years
$0.10	500,000	3.67 years
$0.07	1,500,000	3.42 years
$0.07	1,535,000	3.39 years
$0.07	800,000	3.05 years
$0.05	1,100,000	2.15 years
$0.10	1,000,000	1.18 years
$0.06	250,000	0.18 years[1]

	8,570,000	2.88 years

*The aggregate intrinsic value for options outstanding and exercisable as at February 28, 2019 was $Nil.

Warrants

During the year ended August 31, 2018, the Company issued 16,781,900 warrants attached to units in private placements and 922,690 broker warrants in connection with the private placements, see Note 7 for disclosure of the terms of the warrants.  The fair value of the brokers warrants was $27,791, recorded as share issuance costs off-setting the gross proceeds of private placements in additional-paid-in-capital, and was calculated using the Black Scholes option pricing model, with the following weighted average assumptions: expected volatility 152%, risk-free interest rate: 2.10%, expected life: 2.43 years, dividend yield: 0.00%.

During the six month period ended February 28, 2019, the Company issued 2,225,000 warrants attached to units in private placements and 202,500 broker warrants in connection with the private placements.  The fair value of the brokers warrants was $4,620, recorded as share issuance costs off-setting the gross proceeds of private placements in additional-paid-in-capital, and was calculated using the Black Scholes option pricing model, with the following weighted average assumptions: expected volatility 150%, risk-free interest rate: 2.89%, expected life: 3 years, dividend yield: 0.00%.

A summary of warrants as at February 28, 2019 and August 31, 2018 is as follows:

		Warrants Outstanding
		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2017	39,191,810	$0.09
Expired Issued	(16,107,340) 17,704,590	0.12 0.06
Exercised	(50,000)	0.07
Balance, August 31, 2018	40,739,060	$0.06
Expired Issued	(9,444,071) 2,427,500	0.06 0.05
Balance, February 28, 2019	33,722,489	$0.06

Number Outstanding[1]	Exercise Price	Expiry Date
2,427,500	$0.050	September 21, 2021
4,800,000	$0.050	August 31, 2021
2,540,000	$0.075	May 25, 2020
1,891,590	$0.075	May 11, 2020
1,688,600	$0.060	January 12, 2020
4,184,400	$0.060	December 8, 2019
2,600,000	$0.060	November 1, 2019
3,253,333	$0.050 and $0.10 after 18 months	June 8, 2019
6,882,666	$0.050 and $0.10 after 18 months	May 20, 2019
3,454,400	$0.120	April 29, 2019
33,722,489

1.Each warrant entitles a holder to purchase one common share.

9.COMMITMENTS - OTHER

(a)The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $3,500 per month plus goods and services tax ("GST") on a continuing basis.

10. SEGMENTED INFORMATION

As at February 28, 2019 and August 31, 2018, the Company is operating its business in one reportable segment: natural resource acquisitions.  All of the Company's material long-lived assets are located in the United States.

11.SUBSEQUENT EVENT

On March 27, 2019, the Company closed the final tranche of a private placement of 5,506,769 units at a price of CAD$0.026 per unit for gross proceeds of CAD$143,176.  Each unit consists of one common share of the Company and one share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 48 months from the date of issuance, at a purchase price of $0.04.  A cash finders' fee of CAD$13,068 and 502,600 full broker warrants that expire March 27, 2023 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

(a)  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

From inception until April 2010, we were primarily engaged in the acquisition and exploration of natural resource properties. Beginning in April 2010, we began our entry into the renewable energy sector by purchasing an interest in a solar thermal design and installation company. In late summer 2013, we began our entry into medicinal marijuana business.  During our 2014 fiscal year end our activities in the clean energy sector were discontinued. During fiscal 2015 our activities in the Medicinal Marijuana sector were discontinued. During fiscal 2016 our activities in the Women's personal healthcare sector were discontinued.

The Company is actively pursuing business opportunities in the resource sector, whereby we signed a definitive agreement for a Lithium Brine Project in May 2016. In May 2017 the Company dropped the Lithium Brine Project and subsequently acquired the Clayton Valley, NV Lithium Project announced in August 2017.  The Company's main focus is in natural resource sector.

The address of our principal executive office is #22 1873 Spall Road, Kelowna, British Columbia V1Y 4R2. Our telephone number is (250) 870-2219. Our current location provides adequate office space for our purposes at this stage of our development.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer.  As such, we are required to file certain information and documents at www.sedar.com.

Summary of Recent Business

On September 21, 2018, the Company closed the final tranche of a private placement of 2,225,000 units at a price of CAD$0.03 per unit for gross proceeds of CAD$66,750.  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of $0.05.  A cash finders' fee of CAD$6,075 and 202,500 full broker warrants that expire September 21, 2021 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

Chronological Overview of our Business over the Last Five Years

On March 5, 2014, our Company and our CEO and Director, Robert McAllister, entered into a Joint Venture Agreement with Lexaria Corp. to jointly source and develop business opportunities in the medical marijuana industry. Pursuant to the terms of the agreement, Lexaria Corp. issued to our Company 1 million restricted common shares and issued 500,000 common shares to Mr. McAllister for his participation as a key representative for the joint venture. Additionally, Lexaria agreed to issue to Mr. McAllister options to purchase 500,000 common shares of Lexaria in consideration for Mr. McAllister's participation on the Lexaria Advisory Board.

On March 10, 2014, our Company's Board appointed Mathew Chadwick as Senior Vice President of Marijuana Operations and entered into a Management Agreement with Mr. Chadwick for his services. The initial term of the agreement began on the date of execution of this agreement and continued for six months. Thereafter the agreement continued on a month-by-month basis until it was terminated on October 16, 2014 pursuant to a termination and settlement agreement, dated effective October 14, 2014, with World of Marijuana Productions Ltd. and Mr. Chadwick. We paid in total $125,000 to Mr. Chadwick pursuant to the Management Agreement. Mr. Chadwick resigned as a director and officer of our Company on October 16, 2014.

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

On May 28, 2014, our LOI with Lexaria was replaced by a definitive joint venture agreement (the "Burlington Joint Venture") to establish a medical marijuana production facility under the MMPR at our planned Burlington, Ontario location.  We received municipal zoning approval for the proposed site in July, 2014.  Design and construction of the proposed facility was anticipated to cost approximately $3,000,000, and we would be responsible for $1,350,000 of this cost.  Unable to estimate when a production license might be granted by Health Canada, the joint venture sought assurances from Health Canada prior to commencement of construction.  In the event that Health Canada did not grant a production license by May 27, 2015, the Burlington Joint Venture was to terminate.

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

On September 18, 2014 we announced that we had provided notice to WOM alleging default under the terms of the joint venture agreement for, among other things, WOM's failure to provide an accounting and financial information for the use of proceeds paid into the joint venture. On October 16, 2014 we entered into a termination and settlement agreement, dated effective October 14, 2014, with WOM and Mathew Chadwick (WOM's representative and our former director), pursuant to which we relinquished our 31% interest in the joint venture and exchanged mutual releases with WOM and Mr. Chadwick.  Mr. Chadwick resigned from our board of directors and as an officer of our company, and WOM returned for cancellation 15,127,287 of our common shares that had been issued to it. Given the foregoing, all relationships between the parties, including but not limited to the joint venture, have been terminated. No production license under the MMPR had been awarded or was forthcoming at the time of termination.

On October 16, 2014, we entered into a termination and settlement agreement, dated effective October 14, 2014, with World of Marihuana Productions Ltd. ("WOM") and Mathew Chadwick (WOM's representative and our former director), pursuant to which we relinquished our 31% interest in the joint venture and exchanged mutual releases with WOM and Mr. Chadwick.  Mr. Chadwick resigned from our board of directors and as an officer of our company, and WOM returned for cancellation 15,127,287 of our common shares that had been issued to it. Given the foregoing, all relationships between the parties, including but not limited to the joint venture, have been terminated. No production license under the MMPR had been awarded or was forthcoming at the time of termination.

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

On February 6, 2015, the Company's Board has appointed Bal Bhullar as a Director of the Company.  Ms. Bhullar has been and continues to be the Chief Financial Officer of the Company since October 9, 2009.

February 6, 2015, the Board of Directors accepted the resignation of John Thomas as Director of the Company.

On February 9, 2015, Enertopia announced the launch of a new product line V-Love TM for women's sexual pleasure.  V-Love TM is a brand new water based, silky smooth fragrance free personal lubricant and intimate gel especially designed for women.

On March 12, 2015, the Company closed its final tranche of a private placement of 590,000 units at a price of CAD$0.06 per unit for gross proceeds of CAD$35,400.  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of US$0.10 during the first 24 months and at US$0.15 after 24 months.  A cash finders' fee of CAD$2,832 and 47,200 full broker warrants that expire on March 12, 2018 was paid to Canaccord Genuity.

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

On July 30, 2015 we announced the launch of V-Love.co, our product website for V-LoveTM.  As at August 31, 2016, with the Company's strategic direction mostly being focused on natural resources and technology relating to the resource sector, the health and wellness portion of the business is discontinued.

On October 23, 2015, the Company's Board has appointed Kevin Brown as a Director of the Company and Victor Lebouthillier as an advisor to the Board of Directors.

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

On February 4, 2016, the Company's Board has appointed Olivier Vincent as an Advisor the Board of Directors and a consultant for a term of one year and granted 100,000 stock options to Olivier Vincent.  The exercise price of the stock options is $0.05, vested immediately, expiring February 4, 2021.  We issued 100,000 common shares at a price of $0.05 per share on exercise of these options.

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

On April 21, 2016, Enertopia has signed a binding letter of intent with a to enter into negotiations to effect the optional acquisition of certain placer mining claims (the "Claims") in Nevada covering approximately 2,560 acres from S P W Inc. S P W Inc. holds the Claims directly ("Underlying Owner").  Upon the closing date of the transaction (the "Effective Date") S P W Inc. will have the right to transfer, option, sell or assign the Claims to Enertopia. The Placer mining claims and any underlying agreements will be acquired by Enertopia through a mineral property option agreement, an assignment agreement or an asset acquisition (the "Transaction").

On May 12, 2016 Enertopia has signed the Definitive Agreement with the Vendor respecting the option to purchase a 100% interest in approximately 2,560 acres of placer mining claims in Churchill, Lander and Nye Counties Nevada, USA. These placer mining claims are subject to a 1.5% NSR from commercial production with the Company able to buy back the NSR at the rate of $500,000 per 0.5% NSR.

On May 20, 2016, Enertopia closed the first tranche of a private placement of 6,413,333 units at a price of CAD$0.015 per unit for gross proceeds of US$74,074 (CAD$96,200).  Each Unit consists of one common share of the Company and full non-transferable Share purchase warrant (each whole warrant, a "Warrant").  Each Warrant will be exercisable into one further Share (a "Warrant Share") at a price of US$0.05 per Warrant Share at any time until the close of business on the day which is 18 months from the date of issue of the Warrant, and thereafter at a price of US$0.10 per Warrant Share at any time until the close of business on the day which is 36 months from the date of issue of the Warrant.

On June 8, 2016, Enertopia closed its final tranche of a private placement of 3,016,667 units a price of CAD$0.015 per unit for gross proceeds of US$34,390 (CAD$45,250).  Each Unit consists of one common share of the Company and full non-transferable Share purchase warrant (each whole warrant, a "Warrant").  Each Warrant will be exercisable into one further Share (a "Warrant Share") at a price of US$0.05 per Warrant Share at any time until the close of business on the day which is 18 months from the date of issue of the Warrant, and thereafter at a price of US$0.10 per Warrant Share at any time until the close of business on the day which is 36 months from the date of issue of the Warrant.  A cash finders' fee of CAD$3,300 and 286,666 full broker warrants that expire June 8, 2019 was paid to Canaccord Genuity, Leede Jones Gable, PI Financial and Mackie Research.

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

On August 31, 2016, with the Company's strategic direction mostly being focused on natural resources and technology relating to the resource sector, the health and wellness portion of the business is discontinued.

On September 19, 2016, we entered into a one year Investor Relations Consulting agreement with Duncan McKay. Based on the terms of the agreement, Mr. McKay can earn up to a maximum of 10% commissions on capital raised.  We issued 800,000 stock options with an exercise price of $0.07.

On September 23, 2016, we closed the final tranche of a private placement of 3,858,571 units at a price of CAD$0.035 per unit for gross proceeds of CAD$135,050.  Each unit consists of one common share of our Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of our Company for a period of 24 months from the date of issuance, at a purchase price of US$0.07.  A cash finders' fee of CAD$3,300 and 286,666 full broker warrants that expire June 8, 2019 was paid to Canaccord Genuity and Leede Jones Gable.

On October 7, 2016, we issued 175,000 common shares of our Company and paid $5,000 to comply with the Definitive Agreement signed May 12, 2016.

On December 6, 2016, we signed a Definitive Commercial Agreement with Genesis Water Technologies with regard to the acquisition of exclusive licensing rights of the technology as outlined in the agreement.

On January 20, 2017, the Company closed the first tranche of a private placement of 1,000,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD $40,000.  Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.  A cash finders' fee of CAD$800 and 20,000 full broker warrants that expire January 20, 2019 was paid to Leede Jones Gable Inc.

On January 20, 2017, the Company granted 1,535,000 stock options to directors, officers and consultant of the Company with an exercise price of $0.07 which vested immediately, expiring January 20, 2022.

On January 31, 2017, the Company granted 1,500,000 stock options to consultant of the Company with an exercise price of $0.07 vested immediately, expiring January 31, 2022.

On February 28, 2017, the Company closed the first tranche of a private placement of 4,250,000 units at a price of CAD$0.04 per unit for gross proceeds of CAD $170,000.  Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.  A cash finders' fee of CAD$11,100 and 227,500 full broker warrants that expire February 28, 2019 was paid to Leede Jones Gable Inc., Canaccord Genuity and Duncan McKay.

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

On April 30, 2017, the Company closed the first and final tranche of a private placement of 3,224,000 units at a price of CAD$0.09 per unit for gross proceeds of CAD $290,160.  Each unit consists of one common share of the Company and one-nontransferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.12.  A cash finders' fee of CAD$20,736 and 230,400 full broker warrants that expire April 28, 2019 was paid to Leede Jones Gable and Canaccord Genuity.

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

On December 8, 2017, we closed the second tranche of a private placement of 3,954,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD $197,700. Each unit consists of one common share of our Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of our Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.  A cash finder's fee for CAD $12,770 and 230,400 full broker warrants was paid to third parties. Each full broker warrant entitling the holder to purchase one additional common share of our Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.

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

On January 12, 2018, we closed the final tranche of a private placement of 1,611,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$80,550. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.  A cash finder's feeof CAD$3,880 and 77,600 broker warrants was paid to a third party.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On February 2, 2018 we issued 50,000 common shares of our Company on the exercise of 50,000 warrants that were exercised at $0.07 for $3,500 for net proceeds to the company.

On May 11, 2018, we issued 200,000 shares for gross proceeds of $12,000 from the exercise of stock options at $0.06.

On May 11, 2018, we closed the first tranche of a private placement of 1,746,900 units at a price of CAD$0.06 per unit for gross proceeds of CAD$104,814.  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.075. A cash finders' fee of CAD$9,281 and 144,690 full broker warrants that expire May 11, 2020 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On May 22, 2018, we entered into an Investor Relations Consulting agreement with FronTier Flex Marketing.  Terms of the agreement, FronTier Flex Marketing has been retained for a 9-month period at $66,000 (plus applicable sales taxes) plus direct expenses.  The Company will also grant 300,000 stock options at an exercise price of $0.07 per share expiring 5 years from the date of grant.

On May 25, 2018, we closed the final tranche of a private placement of 2,470,000 units at a price of CAD$0.06 per unit for gross proceeds of CAD$148,200.  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.075.  A cash finders' fee of CAD$5,820 and 70,000 full broker warrants that expire May 25, 2020 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On July 4, 2018, the Company, after receiving 3rd party lab results that reported impurities above allowable limits for battery-grade Li2CO3, provided formal notice of termination to GWT of the commercialization agreement dated December 6, 2016 and as amended on October 9, 2017.

On August 31, 2018, we closed the first tranche of a private placement of 4,400,000 units at a price of CAD$0.03 per unit for gross proceeds of CAD$132,000.  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of $0.05.  A cash finders' fee of CAD$12,000 and 400,000 full broker warrants that expire August 31, 2021 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

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

Mineral Property

On August 30, 2017, the Company announced the staking of Lode and Placer claims of BLM lands in Esmeralda county Nevada covering approximately 160 Acres subject to adjustment. The Company has an 100% interest in the lands and is only responsible for the yearly maintenance fees to the BLM (estimated to be $2,635) and County (estimated to be $212) due November 1, 2018 to keep its 100% interest.  During the year ending August 31, 2018, the Company paid $2,859 in maintenance fees.  The claims are in good standing until August 31, 2019.  As at February 28, 2019, the Company has incurred BLM and county costs of $Nil and associated surface sampling, assaying and 3rd party drilling and lab testing of $128,955.

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

On November 5, 2018, the Company received an Area of Disturbance permit from the Bureau of Land Management, Nevada, allowing the Company access for a series of diamond drill holes. The diamond drill program was completed in December 2018 and consisted of 5 diamond drill holes totaling approximately 2,000 feet. Four drill holes were for resource definition drilling to  allow the Company to provide an inaugural 43-101 project wide lithium resource. A fifth diamond drill hole drilled to an estimated depth of approximately 265 feet with the recovered lithium enriched material being used for metallurgical and pH solution testing. The Company will undertake systematic and through solution testing of the drilled lithium enriched horizons. This will enable the Company to map the subsurface horizons as per oxide and reduced horizons and further differentiate the grade of Lithium in solution that can be potentially recovered in a low CAPEX and low-cost extraction methods.

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

LITHIUM TECHNOLOGY

On August 15, 2016, a binding Letter of Intent ("LOI') was signed by Enertopia and Genesis Water Technologies, Inc. ("GWT") with regard to the acquisition by Enertopia of the exclusive worldwide licensing rights (the "Licensing Rights") by Enertopia of all of the technology used in the process of recovering and extraction of battery grade lithium carbonate powder Li2CO3 grading 99.5% or higher purity from brine solutions.

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

On February 25, 2019 the Company announced the 3rd phase of solution testing would start in March 2019. With the goal of this round of testing to confirm that Lithium sourced from the drill core intervals completed in December 2018 could be recovered and concentrated using off the shelf technology under a potential low capex scenario.

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

Purchase of Significant Acquisition

Not applicable

Corporate Offices

The address of our principal executive office is #22-1873 Spall Road, Kelowna, British Columbia V1Y 4R2. Our telephone number is (250) 870-2219.  Our current location provides adequate office space for our purposes at this stage of our development.

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

Where proven and probable reserves have been established, the project's capitalized expenditures are depleted over proven and probable reserves using the units-of-production method upon commencement of production. Where proven and probable reserves have not been established, the project's capitalized expenditures are depleted over the estimated extraction life using the straight-line method upon commencement of extraction. The Company has not established proven or probable reserves for any of its projects.

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis and as required whenever indicators of impairment exist. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value.

Long-Lived Assets Impairment

In accordance with ASC 360, "Accounting for Impairment or Disposal of Long Lived Assets", the carrying value of long lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a significant impact on the Company's results of operations, financial condition, cash flows, and financial statement disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

Results of Operations - Three Months Ended February 28, 2019 and February 28, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the six month period ended February 28, 2019, which are included herein.

Our operating results for the three months ended February 28, 2019, for the three months ended February 28, 2018 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended February 28, 2019	Three Months Ended February 28, 2018	Change Between Three Month Period Ended February 28, 2019 and February 28, 2018
Other expenses	$817	$1,398	$(581)
General and administrative	203,639	198,150	5,489
Bank charges and interest expense	272	380	(108)
Consulting fees	10,500	11,000	(500)
Stock based compensation	-	-	-
Exploration expenses	115,360	6,083	109,277
Research and development	4,423	102,996	(98,573)
Professional fees	17,749	19,071	(1,322)
Investor relations	34,173	38,852	(4,679)
Net loss	204,456	199,548	4,908

Our financial statements report revenue of $Nil for the three months ended February 28, 2019 and February 28, 2018.  Our financial statements report a net loss of $204,456 for the three month period ended February 28, 2019, compared to a net loss of $199,548 for the three month period ended February 28, 2018.  Our net losses have increased by $4,908 for the three month period ended February 28, 2019.  Our general and administrative expenses were higher by $5,489 for three month period ended February 28, 2019 compared to February 28, 2018.  The increase was largely due to decreased research and development expenditures, which were offset by increases to exploration expenses for the three month period ended February 28, 2019 compared to February 28, 2018.

Results of Operations - Six Months Ended February 28, 2019 and February 28, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the six month period ended February 28, 2019, which are included herein.

Our operating results for the six month period ended February 28, 2019, for the six month period ended February 28, 2018 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended February 28, 2019	Six Months Ended February 28, 2018	Change Between Six Month Period Ended February 28, 2019 and February 28, 2018
Other expenses	$1,552	$809	$743
General and administrative	297,703	392,080	(94,377)
Bank charges and interest expense	481	737	(256)
Consulting fees	22,950	21,700	1,250
Stock based compensation	-	31,237	(31,237)
Exploration expenses	124,532	6,083	118,449
Research and development	4,423	211,744	(207,321)
Professional fees	30,793	28,937	1,856
Investor relations	70,382	51,503	18,879
Net loss	299,255	392,889	(93,634)

Our accumulated losses increased to $14,191,073 at February 28, 2019.  Our financial statements report revenue of $Nil for the six months ended February 28, 2019 and February 28, 2018.  Our financial statements report a net loss of $299,255 for the six month period ended February 28, 2019, compared to a net loss of $392,889 for the six month period ended February 28, 2018.  Our net losses have decreased by $93,634 for the six-month period ended February 28, 2019.  Our general and administrative expenses were lower by $94,377 for the six month period ended February 28, 2019 compared to the six month period ended February 28, 2018.  The decrease was largely due to decreased stock-based compensation and research and development expenses, which were offset by an increase in exploration expenses for the six month period ended February 28, 2019 compared to February 28, 2018.

As at February 28, 2019, we had $495,183 in current liabilities, which is comparable to current liabilities as at August 31, 2018.  Our net cash used in operating activities for the six months ended February 28, 2019 was $211,907 compared to $440,808 used in the six months ended February 28, 2018.

Our total liabilities as of February 28, 2019 were $495,183 as compared to total liabilities of $449,270 as of August 31, 2018.

Liquidity and Financial Condition

Working Capital	At	At
	February 28,	August 31,
	2019	2018
Current assets	$65,323	$271,690
Current liabilities	495,183	449,270
Working capital surplus/(deficit)	$(429,860)	$(177,580)

Cash Flows	At	At
	February 28,	February 28,
	2019	2018
Cash flows (used in) operating activities	$(211,907)	$(440,808)
Cash flows from investing activities	-	-
Cash flows from financing activities	46,975	322,425
Net increase (decrease) in cash during year	$(164,932)	$(177,580)

Operating Activities

Net cash used in operating activities was $211,907 in the six month period ended February 28, 2019 compared with net cash used in operating activities of $440,808 in the same period in 2018.  The decrease in cash used is the result of a decrease in stock-based compensation expense, a non-cash item, and a decrease in net loss for the period.

Financing Activities

Net cash provided by financing activities was $46,975 in the six month period ended February 29, 2019 compared to $322,425 in the same period in 2018.  The cash provided was from private placements, option exercises and warrant exercises.

Investing Activities

Net cash provided in investing activities was $Nil in the six month period ended February 29, 2019 compared to $Nil in the same period in 2018.

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

As of February 28, 2019, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six month period ended February 28, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation's line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

Changes In Environmental Regulations May Have An Impact On Our Operations

We believe that we currently comply with existing environmental laws and regulations affecting our proposed operations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected the industry in the past and additional changes may occur in the future. The company is subject to the Bureau of Land Management ("BLM"), State and potentially other government agencies with respect to its lithium brine business.

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

Demand for our services may be adversely affected if consumers lose confidence in the quality of our services or the industry's practices. Adverse publicity may discourage businesses from buying our services and could have a material adverse effect on our financial condition and results of operations. Various factors may adversely impact our reputation, including product quality inconsistencies or contamination resulting in product recalls. Reputational risks may also arise from our third parties' labour standards, health, safety and environmental standards, raw material sourcing, and ethical standards. We may also be the victim of product tampering or counterfeiting or grey imports. Any litigation, disputes on tax matters and pay structures may subject us to negative attention in the press, which can damage reputation.

The failure to secure customers may cause our operations to fail.

We currently have no long-term agreements with any customers. Many of our sales may be on a "onetime" basis. Accordingly, we will require new customers on a continuous basis to sustain our operations. Risk of material impact on Group growth and profit of consumer led slowdown in key developing markets, exacerbated by increasing currency volatility. A variety of factors may adversely affect our results of operations and financial condition during periods of economic uncertainty or instability, social or labour unrest or political upheaval in the markets in which we operate. Such periods may also lead to government actions, such as imposition of martial law, trade restrictions, foreign ownership restrictions, capital, price or currency controls, nationalization or expropriation of property or other resources, or changes in legal and regulatory requirements and taxation regimes.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2018 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2018, we have incurred a net loss of $650,055 for the year ended August 31, 2018 (net loss $801,166 for the year ended August 31, 2017) and as at August 31, 2018 have incurred cumulative losses of $13,891,818 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

Our constating documents authorize the issuance of 200,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors" interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Other than our operations office in Kelowna, British Columbia, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons" assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Securities Holders

None.

Item 5.Other Information

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer.  As such, we are required to file certain information and documents at www.sedar.com.

Item 6.Exhibits

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
04/09/2019

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
04/09/2019