Form 10-Q
period 2019-05-31
Enertopia Corp.
filed 2019-07-05
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission File Number 000-51866

ENERTOPIA CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#22 – 1873 Spall Road, Kelowna, BC	V1Y 4R2
(Address of principal executive offices)	(Zip Code)

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
127,471,700 common shares issued and outstanding as of May 31, 2019

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the nine month period ended May 31, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31	August 31
	2019	2018

ASSETS
Current
Cash and cash equivalents	$14,202	$176,409
Accounts receivable	4,827	7,504
Prepaid expenses and deposit	44,788	87,777
Total current assets	63,817	271,690
Total Assets	$63,817	$271,690

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$277,280	$278,036
Due to related parties (Note 6)	186,464	171,234
Total Current Liabilities	463,744	449,270

STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 127,471,700 common shares at May 31, 2019 and August 31,2018: 119,739,931	127,473	119,741
Additional paid-in capital (Note 7)	13,730,801	13,594,497
Deficit accumulated during the exploration stage	(14,258,201)	(13,891,818)
Total Stockholders' Equity	(399,927)	(177,580)
Total Liabilities and Stockholders' Equity	$63,817	$271,690

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY
Balance, August 31, 2017	102,298,031	$102,299	$12,901,936	$(13,241,763)	$(237,528)

Stock Based Compensation	-	-	31,237	-	31,237
Shares issued for Private Placement on November 1	2,600,000	2,600	98,293	-	100,893
Comprehensive income (loss)	-	-	-	(193,341)	(193,341)

Balance, November 31, 2017	104,898,031	104,899	13,031,466	(13,435,104)	(298,739)

Shares issued for Private Placement on November 1	-	-	305	-	305
Shares issued for Private Placement on December 8	3,954,000	3,954	140,505	-	144,459
Option conversion on December 8	240,000	240	11,760	-	12,000
Shares issued for Private Placement on January 12	1,611,000	1,611	59,657	-	61,268
Warrant conversion on February 2	50,000	50	3,450	-	3,500
Comprehensive income (loss)	-	-	-	(199,548)	(199,548)

Balance, February 28, 2018	110,753,031	110,754	13,247,143	(13,634,652)	(276,755)

Stock Based Compensation	-	-	58,359	-	58,359
Option conversion on May 11	200,000	200	11,800	-	12,000
Shares issued for Private Placement on May 11	1,746,900	1,747	72,982	-	74,729
Shares issued for Private Placement on May 25	2,470,000	2,470	107,864	-	110,334
Comprehensive income (loss)	-	-	-	(179,577)	(179,577)

Balance, May 31, 2018	115,169,931	115,171	13,498,148	(13,814,229)	(200,910)

Shares issued for Private Placement on August 31	4,400,000	4,400	87,519	-	91,919
Option Conversion on August 31	170,000	170	8,830	-	9,000
Comprehensive income (loss)	-	-	-	(77,589)	(77,589)

Balance, August 31, 2018	119,739,931	119,741	13,594,497	(13,891,818)	(177,580)

Shares issued for Private Placement on September 21	2,225,000	2,225	44,750	-	46,975
Comprehensive income (loss)	-	-	-	(94,799)	(94,799)

Balance, November 31, 2018	121,964,931	121,966	13,639,247	(13,986,617)	(225,404)

Comprehensive income (loss)	-	-	-	(204,456)	(204,456)

Balance, February 28, 2019	121,964,931	121,966	13,639,247	(14,191,073)	(429,860)

Shares issued for Private Placement on March 27	5,506,769	5,507	91,554	-	97,061
Comprehensive income (loss)	-	-	-	(67,128)	(67,128)

Balance, May 31, 2019	127,471,700	127,473	13,730,801	(14,258,201)	(399,927)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31	May 31	May 31	May 31
	2019	2018	2019	2018

Expenses

Accounting and audit	13,896	16,212	40,019	38,182
Bank charges and interest expense	307	335	788	1,072
Consulting	10,500	10,897	33,450	32,597
Mineral exploration costs	1,007	4,135	125,539	10,218
Fees and dues	7,543	5,362	29,018	24,798
Insurance	2,994	3,100	9,036	10,377
Investor relations	20,460	44,413	90,842	95,916
Legal and professional	1,628	2,790	6,298	9,757
Office and miscellaneous	666	45	4,689	3,908
Research and development	6,163	18,429	10,586	230,173
Rent	1,462	1,331	5,158	4,064
Stock based compensation	-	58,359	-	89,596
Telephone	-	19	-	(110)
Travel	1,764	3,406	10,670	10,365

Total expenses	68,390	168,833	366,093	560,913

(Loss) for the period before other items	(68,390)	(168,833)	(366,093)	(560,913)

Other income (expense)
Foreign exchange gain (loss)	1,262	1,756	(290)	947
Write-down of lithium technology	-	(12,500)		(12,500)

Net loss and comprehensive loss for the period	$(67,128)	$(179,577)	$(366,383)	$(572,466)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	123,276,066	111,337,357	123,104,913	108,019,434

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. Dollars)

	NINE MONTHS ENDED
	May 31	May 31
	2019	2018
Cash flows used in operating activities

Net Income (loss)	$(366,383)	$(572,466)
Changes to reconcile net loss to net cash used in operating activities
Stock based compensation	-	89,596
Write-down of lithium technology	-	12,500
Change in non-cash working capital items:
Accounts receivable	2,677	3,078
Prepaid expenses and deposit	42,989	(103,690)
Accounts payable and accrued liabilities	(756)	(16,227)
Due to related parties	15,230	42,920
Net cash (used in) operating activities	(306,243)	(544,289)

Cash flows from financing activities
Net proceeds from options exercised	-	24,000
Net proceeds from warrants exercised	-	3,500
Net proceeds from subscriptions received	144,036	491,988
Net cash from financing activities	144,036	519,488
Increase (Decrease) in cash and cash equivalents	(162,207)	(24,801)
Cash and cash equivalents, beginning of period	176,409	150,870
Cash and cash equivalents, end of period	$14,202	$126,069

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2019
(Expressed in U.S. Dollars)

1.	ORGANIZATION

The unaudited condensed interim financial statements for the period ended May 31, 2019 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2018 audited annual financial statements and notes thereto.

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

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $399,927 for the nine month period ended May 31, 2019 (deficit of $177,580 for the year ended August 31, 2018). The Company incurred a net loss of $366,383 for the nine month period ended May 31, 2019 (net loss of $572,466 for the nine month period ended May 31, 2018) and as at May 31, 2019 has incurred cumulative losses of $14,258,201 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

6.	RELATED PARTIES TRANSACTION

For the nine month period ended May 31, 2019, the Company was party to the following related party transactions:

•	Incurred $31,500 (May 31, 2018: $31,500) to the President of the Company in consulting fees.
•	$186,464 (August 31, 2018: $171,234) was payable to the President of the Company.
•	Incurred share based compensation expenses of $Nil in relation to stock options issued to a director of the Company (May 31, 2018: $43,938).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

7.	COMMON STOCK

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

On March 27, 2019, the Company closed the final tranche of a private placement of 5,506,769 units at a price of CAD$0.03 per unit for gross proceeds of CAD$143,176 (equivalent of $106,809). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 48 months from the date of issuance, at a purchase price of $0.04. A cash finders’ fee of CAD$13,068 and 502,600 full broker warrants that expire March 27, 2023 was paid to third parties. The broker warrants have the same terms as the warrants issued as part of the unit offering.

As at May 31, 2019 the Company had 127,471,700 shares issued and outstanding and as at August 31, 2018, the Company had 119,739,931 shares issued and outstanding.

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

For the nine month period ended May 31, 2019, the Company recorded $Nil (May 31, 2018 – $89,596) stock based compensation expenses.

A summary of the changes in stock options for the nine month period ended May 31, 2019 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2017	7,295,000	$0.07
Granted	1,885,000	0.06
Exercised	(610,000)	0.05
Balance, August 31, 2018	8,570,000	$0.07
Granted	-	-
Expired	(250,000)	0.06
Balance, May 31, 2019	8,320,000	$0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	May 31, 2019	May 31, 2018
Expected volatility	-	204%
Risk-free interest rate	-	1.93%
Expected life	-	5.00 years
Dividend yield	-	0.00%
Estimated fair value per option	-	$0.05

The Company has the following options outstanding and exercisable.

May 31, 2019

	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.07	550,000	3.98 years
$0.06	535,000	3.95 years
$0.05	800,000	3.41 years
$0.10	500,000	2.92 years
$0.07	1,500,000	2.67 years
$0.07	1,535,000	2.64 years
$0.07	800,000	2.31 years
$0.05	1,100,000	1.40 years
$0.10	1,000,000	0.43 years
	8,320,000	2.63 years

*The aggregate intrinsic value for options outstanding and exercisable as at May 31, 2019 was $Nil.

August 31, 2018

	Options outstanding and
	exercisable
	Number	Remaining
Exercise prices	of shares	contractual
		life
$0.07	550,000	4.73 years
$0.06	535,000	4.70 years
$0.05	800,000	4.16 years
$0.10	500,000	3.67 years
$0.07	1,500,000	3.42 years
$0.07	1,535,000	3.39 years
$0.07	800,000	3.05 years
$0.05	1,100,000	2.15 years
$0.10	1,000,000	1.18 years
$0.06	250,000	0.18 years
	8,570,000	2.88 years

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

During the nine month period ended May 31, 2019, the Company issued 7,731,769 warrants attached to units in private placements and 705,100 broker warrants in connection with the private placements. The fair value of the brokers warrants was $12,861, recorded as share issuance costs off-setting the gross proceeds of private placements in additional-paid-in-capital, and was calculated using the Black Scholes option pricing model, with the following weighted average assumptions: expected volatility 150%, risk-free interest rate: 2.38%, expected life: 3.71 years, dividend yield: 0.00% .

A summary of the changes in stock options for the nine month period ended May 31, 2019 is presented below:

		Warrants Outstanding
		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2017	39,191,810	$0.09
Expired	(16,107,340)	0.12
Issued	17,704,590	0.06
Exercised	(50,000)	0.07
Balance, August 31, 2018	40,739,060	$0.06
Expired	(19,781,137)	0.07
Issued	8,436,869	0.04
Balance, May 31, 2019	29,394,792	$0.05

Number	Exercise	Expiry
Outstanding[1]	Price	Date
6,009,369	$0.040	March 27, 2023
2,427,500	$0.050	September 21, 2021
4,800,000	$0.050	August 31, 2021
2,540,000	$0.075	May 25, 2020
1,891,590	$0.075	May 11, 2020
1,688,600	$0.060	January 12, 2020
4,184,400	$0.060	December 8, 2019
2,600,000	$0.060	November 1, 2019
3,253,333	$0.050 and $0.10 after 18 months	June 8, 2019
29,394,792

1Each warrant entitles a holder to purchase one common share.

9.	COMMITMENTS - OTHER

(a)

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $3,500 per month plus goods and services tax (“GST”) on a continuing basis.

10.	SEGMENTED INFORMATION

As at May 31, 2019 and August 31, 2018, the Company is operating its business in one reportable segment: natural resource acquisitions. All of the Company’s material long-lived assets are located in the United States.

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

On March 27, 2019, the Company closed the final tranche of a private placement of 5,506,769 units at a price of CAD$0.03 per unit for gross proceeds of CAD$143,176. Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 48 months from the date of issuance, at a purchase price of $0.04. A cash finders’ fee of CAD$13,068 and 502,600 full broker warrants that expire March 27, 2023 was paid to third parties. The broker warrants have the same terms as the warrants issued as part of the unit offering.

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

Mineral Property

On August 30, 2017, the Company announced the staking of Lode and Placer claims of BLM lands in Esmeralda county Nevada covering approximately 160 Acres subject to adjustment. The Company has an 100% interest in the lands and is only responsible for the yearly maintenance fees to the BLM (estimated to be $2,635) and County (estimated to be $212) due November 1, 2018 to keep its 100% interest. During the year ending August 31, 2018, the Company paid $2,859 in maintenance fees. The claims are in good standing until August 31, 2019. As at May 31, 2019, the Company has incurred BLM and county costs of $Nil and associated surface sampling, assaying and 3rd party drilling and lab testing of $131,701.

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

On November 5, 2018, the Company received an Area of Disturbance permit from the Bureau of Land Management, Nevada, allowing the Company access for a series of diamond drill holes. In connection with the Area of Disturbance permit the company posted a bond of $6,520 to insure completion of future restoration obligations, if necessary. Otherwise, the bond will be returned to the Company. The diamond drill program was completed in December 2018 and consisted of 5 diamond drill holes totaling approximately 2,000 feet. Four drill holes were for resource definition drilling to allow the Company to provide an inaugural 43-101 project wide lithium resource. A fifth diamond drill hole drilled to an estimated depth of approximately 265 feet with the recovered lithium enriched material being used for metallurgical and pH solution testing. The Company will undertake systematic and through solution testing of the drilled lithium enriched horizons. This will enable the Company to map the subsurface horizons as per oxide and reduced horizons and further differentiate the grade of Lithium in solution that can be potentially recovered in a low CAPEX and low-cost extraction methods.

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

On May 23, 2019 the Company announced the 3rd phase of grain sorting testing results. With the goal of this round of testing to show that potentially pre-sorting of the lithium hosted claystone material could be concentrated, these tests are ongoing, and the Company continues to concentrate on using off the shelf technology under a potential low capex scenario.

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

Results of Operations – Three Months Ended May 31, 2019 and May 31, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month period ended May 31, 2019, which are included herein.

Our operating results for the three month period ended May 31, 2019, for the three month period ended May 31, 2018 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month
	Three Months	Three Months	Period Ended
	Ended	Ended	May 31, 2019 and
	May 31, 2019	May 31, 2018	May 31, 2018
Other expenses (income)	$(1,262)	$10,744	$(12,006)
General and administrative	68,390	168,833	(100,443)
Bank charges and interest expense	307	335	(28)
Consulting fees	10,500	10,897	(397)
Stock based compensation	-	58,359	(58,359)
Exploration expenses	1,007	4,135	(3,128)
Research and development	6,163	18,429	(12,266)
Professional fees	15,524	19,002	(3,478)
Investor relations	20,460	44,413	(23,953)
Net loss	67,128	179,577	(112,449)

Our financial statements report revenue of $Nil for the three months ended May 31, 2019 and May 31, 2018. Our financial statements report a net loss of $67,128 for the three month period ended May 31, 2019, compared to a net loss of $179,577 for the three month period ended May 31, 2018. Our net losses have decreased by $112,449 for the three month period ended May 31, 2019. Our general and administrative expenses were lower by $100,443 for three month period ended May 31, 2019 compared to May 31, 2018. The decrease was largely due to decreased investor relations, research and development expenditures and stock based compensation for the three month period ended May 31, 2019 compared to May 31, 2018.

Results of Operations – Nine Months Ended May 31, 2019 and May 31, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month period ended May 31, 2019, which are included herein.

Our operating results for the nine month period ended May 31, 2019, for the nine month period ended May 31, 2018 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Nine Month Period
	Nine Months	Nine Months	Ended
	Ended	Ended	May 31, 2019 and
	May 31, 2019	May 31, 2018	May 31, 2018
Other expenses	$290	$11,553	$(11,263)
General and administrative	366,093	560,913	(194,820)
Bank charges and interest expense	788	1,072	(284)
Consulting fees	33,450	32,597	853
Stock based compensation	-	89,596	(89,596)
Exploration expenses	125,539	10,218	115,321
Research and development	10,586	230,173	(219,587)
Professional fees	46,317	47,939	(1,622)
Investor relations	90,842	95,916	(5,074)
Net loss	366,383	572,466	(206,083)

Our accumulated losses increased to $14,258,201 as at May 31, 2019. Our financial statements report revenue of $Nil for the nine months ended May 31, 2019 and May 31, 2018. Our financial statements report a net loss of $366,383 for the nine month period ended May 31, 2019, compared to a net loss of $572,466 for the nine month period ended May 31, 2018. Our net losses have decreased by $206,083 for the nine month period ended May 31, 2019. Our general and administrative expenses were lower by $194,820 for the nine month period ended May 31, 2019 compared to the nine month period ended May 31, 2018. The decrease was largely due to decreased stock based compensation and research and development expenses, which were offset by an increase in exploration expenses for the nine month period ended May 31, 2019 compared to May 31, 2018.

As at May 31, 2019, we had $463,744 in current liabilities, which is comparable to current liabilities as at August 31, 2018. Our net cash used in operating activities for the nine month period ended May 31, 2019 was $306,243 compared to $544,289 used in the nine month period ended May 31, 2018.

Our total liabilities as at May 31, 2019 were $463,744 as compared to total liabilities of $449,270 as of August 31, 2018.

Liquidity and Financial Condition

Working Capital	At	At
	May 31,	August 31,
	2019	2018
Current assets	$63,817	$271,690
Current liabilities	463,744	449,270
Working capital surplus/(deficit)	$(399,927)	$(177,580)

Cash Flows	At	At
	May 31,	May 31,
	2019	2018
Cash flows (used in) operating activities	$(306,243)	$(544,289)
Cash flows from investing activities	-	-
Cash flows from financing activities	144,036	519,488
Net increase (decrease) in cash during year	$(162,207)	$(24,801)

Operating Activities

Net cash used in operating activities was $306,243 for the nine month period ended May 31, 2019 compared with net cash used in operating activities of $544,289 for the same period in 2018. The decrease in cash used is the result of a decrease in net loss for the period.

Financing Activities

Net cash provided by financing activities was $144,036 for the nine month period ended May 31, 2019 compared to $519,488 for the same period in 2018. The cash provided was from private placements, option exercises and warrant exercises.

Investing Activities

Net cash provided in investing activities was $Nil in the nine month period ended May 31, 2019 compared to $Nil in the same period in 2018.

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

As at May 31, 2019, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine month period ended May 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
07/05/2019

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
07/05/2019