Form 10-K
period 2019-08-31
Enertopia Corp.
filed 2019-11-27
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 000-51866

ENERTOPIA CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#22 1873 SPALL RD., KELOWNA, BRITISH
COLUMBIA, CANADA	V1Y 4R2
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 250-870-2219

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [X]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2019 [115,569,931] was 3,004,818 based on a $0.026 closing price for the Common Stock on February 28, 2019. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

128,471,700 common shares as of November 21, 2019

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report and unless otherwise indicated, the terms "we", "us", "our", "our Company, "the Company", and "Enertopia" mean Enertopia Corp.

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

The Company is actively pursuing business opportunities in the resource sector, whereby we signed a definitive agreement for a Lithium Brine Project in May 2016. In May 2017 the Company dropped the Lithium Brine Project and subsequently acquired the Clayton Valley, NV Lithium Project announced in August 2017.The Company's main focus is in natural resource sector and using 3rd party off the shelf technologies that can be, used for Lithium extraction through brines.

The address of our principal executive office is #22 1873 Spall Rd., Kelowna, British Columbia V1Y 4R2. Our telephone number is (250) 870-2219. Our current location provides adequate office space for our purposes at this stage of our development.

Summary of Recent Business

Our Company is diverse in its pursuit of business opportunities in the natural resource sector and technology used in the resource sector.

On September 21, 2018, the Company closed a private placement of 2,225,000 units at a price of CAD$0.03 per unit for gross proceeds of CAD$66,750 (equivalent to $51,678).  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of $0.05.  A cash finders' fee of CAD$6,075 ($4,703) and 202,500 full broker warrants that expire September 21, 2021 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

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

On March 27, 2019, the Company closed a tranche of a private placement of 5,506,769 units at a price of CAD$0.03 per unit for gross proceeds of CAD$143,176 ($106,809).  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 48 months from the date of issuance, at a purchase price of $0.04.  A cash finders' fee of CAD$13,068 ($9,748) and 502,600 full broker warrants that expire March 27, 2023 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On July 19, 2019, the President of the Company provided a short term loan to the Company for the amount of CAD$20,000 ($15,301). The loan provides for a 10% annual interest rate and is repayable on October 19, 2019.

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

On November 1, 2013 we entered into a Letter of Intent Agreement ("LOI") with 0786521 BC Ltd. (also known as World of Marijuana Productions Ltd. or WOM) to acquire 51% of the issued and outstanding capital stock of WOM. WOM was the owner and operator of a Medical Marihuana operation located in Mission, British Columbia, Canada. The LOI was not comprehensive and subject to the negotiation of a definitive agreement. Upon execution of the LOI, we issued 10,000,000 of our common shares to WOM. The LOI was superseded by our joint venture agreement with WOM dated January 16, 2014, described below.

On November 5, 2013 we granted 675,000 stock options to directors, officers, and consultant of our Company with an exercise price of $0.06 vested immediately, expiring November 5, 2018.

On November 18, 2013, we granted 25,000 stock options to a consultant with an exercise price of $0.09 vested immediately, expiring November 18, 2018.

On November 18, 2013, we entered into an investor relations contract with Coal Harbour Communications Inc. The initial term of this agreement began on the date of execution of the agreement and continue for two months. Thereafter the agreement continues on a month-by-month basis subject to cancelation by 30 days written notice. In consideration for the services the Company paid the designees of Coal Harbour Communications a one-time payment of two hundred thousand shares (200,000) of our restricted common stock. We also agree to pay to Coal Harbour Communications a monthly fee of $5,000 payable on the 1st day of each monthly period starting 60 days from the signing of the agreement and $500 per month to cover expenses incurred on our Company's behalf. Any expenses above $500 per month must be pre-approved.

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

On December 23, 2013, we closed the final tranche of a private placement of 2,528,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$126,400 ($126,400). Each warrant is exercisable into one further share at a price of $0.10 per warrant share for a period of thirty-six months following closing. We also paid a cash finders' fee of $10,140 and 202,800 broker warrants to Canaccord Genuity and Wolverton Securities that are exercisable into one common share per warrant at a price of $0.10 that expire on December 23, 2016.

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

On January 16, 2014 we entered into a Joint Venture Agreement with WOM to acquire up to a 51% ownership interest in a prospective medical marijuana production facility to be located at WOM's establishment in Mission, British Columbia.  WOM was to hold a 49% interest in the joint venture and was responsible to acquire a medical marijuana production licence from Health Canada.  The Joint Venture Agreement superseded the Letter of Intent between our company and WOM dated November 1, 2013 (the "LOI"). As at March 11, 2014 our Company had earned a 31% interest in the World of Marijuana Joint Venture by paying and advancing $375,000 and issuing 16,000,000 million shares of our common stock.  The $375,000 was intended to fund the joint venture through completion of facility upgrades and completion of the licensing process. Pursuant to the terms of the Joint Venture Agreement, our company could purchase up to a 51% interest in the joint venture in consideration of an additional 4,000,000 shares and $1,000,000 in the aggregate.  On January 31, 2014, we accepted and received gross proceeds of CAD$40,500 (US$37,500), for the exercise of 350,000 stock options; 100,000 at $0.075 each, 150,000 stock options at $0.10 each, and 100,000 stock options at $0.15 each; into 350,000 common shares of our Company.

On January 31, 2014, we closed the first tranche of a private placement of 4,292,000 units at a price of US$0.10 per unit for gross proceeds of US$429,200. Each Unit consists of one share of our common stock and one half (1/2) of one non-transferable common share purchase warrant Each whole warrant is exercisable to purchase one common share at a price of US$0.15 per share for a period of twenty-four (24) months following closing. A cash finders' fee consisting of $29,616 and 296,160 full broker warrants that expire on January 31, 2016 with an exercise price of $0.15 was paid to Canaccord Genuity, Leede Financial and Wolverton Securities.

On February 5, 2014, Ryan Foster joined our Company as an advisor. We granted 50,000 stock options to Mr. Foster with an exercise price of $0.35 per common share expiring February 5, 2019. 25,000 of the stock options vested immediately and 25,000 vested on July 1, 2014.

On February 13, 2014, we closed the final tranche of a private placement by issuing 12,938,000 units at a price of US$0.10 per unit for gross proceeds of US$1,293,800. Each unit consists of one common share and one half (1/2) of one non-transferable share purchase warrant with each whole warrant exercisable into one common share at a price of US$0.15 per share for a period of twenty-four (24) months following closing. One director and one officer of our Company participated in the final tranche for $30,000. A cash finders' fee consisting of $98,784; 8,000 common shares in lieu of $800 and 995,840 full broker warrants that expire on February 13, 2016 with an exercise price of $0.15 was paid to Canaccord Genuity, Global Market Development LLC and Wolverton Securities.

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

On February 28, 2014, we entered into a Joint Venture Agreement with The Green Canvas Ltd. ("GCL") pursuant to which we could acquire up to a 75% interest in the business of GCL, being the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana for medical purposes. We paid $100,000 to the GCL upon execution of the agreement. Subsequently, we issued to GCL an aggregate of 10,000,000 of our common shares at a price of $0.235 per share; and paid to GCL the aggregate sum of $500,000, to earn a 49% interest in GCL's business by February 28, 2015. With the exception of $113,400 payable to Wolverton Securities, the full amount of the $500,000 was to be used by GCL to upgrade the GCL's existing medical marijuana production facility to meet the standards introduced by the Marihuana for Medical Purposes Regulations ("MMPR") administered by Health Canada.

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

On August 31, 2018, we issued 170,000 shares for gross proceeds of $9,000 from the exercise of 50,000 stock options at $0.06 and 120,000 stock options at $0.05 respectively

Our Current Business

We are a development stage company pursuing business opportunities in diverse sectors natural resource and technology used in the resource sector currently specific to the extraction, recovery and concentration of Lithium.

Mineral Property

On August 30, 2017, the Company announced the staking of Lode and Placer claims of BLM lands in Esmeralda county Nevada covering approximately 160 Acres subject to adjustment. The Company has an 100% interest in the lands and is only responsible for the yearly maintenance fees to the BLM and County due November 1, 2018 to keep its 100% interest (total estimated amount of less than $3,000).  During the year ending August 31, 2019, the Company paid $2,805 in maintenance fees.  The claims are in good standing until August 31, 2020.  During the year ended August 31, 2019, the Company incurred total exploration costs, including, drilling and assaying of $122,423.

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

During the year ended August 31, 2019, the Company received an Area of Disturbance permit from the Bureau of Land Management, Nevada, allowing the Company access for a series of diamond drill holes. The diamond drill program was completed in December 2018 and consisted of 5 diamond drill holes totaling approximately 2,000 feet. Four drill holes were for resource definition drilling to allow the Company to provide an inaugural 43-101 project wide lithium resource. A fifth diamond drill hole drilled to an estimated depth of approximately 265 feet with the recovered lithium enriched material being used for metallurgical and pH solution testing.

The Company completed the solutions testing, running pre-strip reagent testing to control impurity levels in the Upper Oxide and Reduced drilled horizons, to determine how various pH levels with different reagents impact the impurities in each claystone zone. This will allow the Company to see if pre-stripping the impurities prior to making its synthetic brine is a viable option. This appears to be the case as the potential loss of lithium was below the detection limits in all pre-stripping tests, as described below.

The latest solutions testing was focused on the upper oxide zone. The sample size of each test was 20g solids with the ratio being 10% solids in the solution. Due to the success in lowering impurities, we believe we should be able to increase the solids ratio, thus increasing the lithium in the solution going forward using standard off the shelf technology.

Table 1 below showcases the low levels of impurities achieved in one of our completed pre-stripping process tests compared to one currently producing Li brine project and one Li brine project currently being evaluated. Reduction of impurities in synthetic brine produced for processing is an essential element of cost reduction.

Lithium Project Comparisons	B mg/l	Ca mg/l	K mg/l	Li mg/l	Mg	Na mg/l	Sr
Enertopia Test Series - CVN	8	700	247	60	881	1,635	40
3rd Party Li Brine Producer	55	213	5,655	230	352	33,000	NA*
3rd Party Li Brine Project	261	5,131	5,131	60	2,574	50,000	791
  Note: Upper Oxide material of 1,158 ppm Li was used as the feed stock. Material was put into solution and agitated for 2 hrs. at 50c.
  NA* data not publicly available.

In connection with the Area of Disturbance permit the company posted a bond of $6,520 to insure completion of future restoration obligations. The bond was released to the Company on September 27, 2019 and a refund of $6,476.82 was received by the Company.

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

As noted above, the Company continues to test and concentrate on using off-the-shelf technology under the potential low capex scenario.

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

We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007. During the term of this agreement, Mr. McAllister is to provide corporate administration and consulting services, such duties and responsibilities to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and supervising office staff and exploration and oil & gas consultants. Mr. McAllister's consulting fees amounts to $3,500 plus GST per month. On July 31, 2017 Mr. McAllister agreed to be interim CFO until such time as a replacement could be sourced.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Research and Development

We have incurred $245,279 in research and development expenditures over the last two fiscal years.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2019 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2019, we have incurred a net loss of $422,341 for the year ended August 31, 2019 (2018 - $650,055) and as at August 31, 2019 has incurred cumulative losses of $14,314,159 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

Our only office space is located Kelowna, British Columbia, Canada and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons" assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Item 1B. Unresolved Staff Comments

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Properties

Executive Offices

The address of our executive office is #22 1873 Spall Rd., Kelowna, British Columbia V1Y 4R2. This space is leased for approximately CAD$650 per month. Our main telephone number is (250) 870-2219. Our current location provides adequate office space for our purposes at this stage of our development.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our Company.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board and the OTCQB quotation service under the symbol "ENRT." Our CUSIP number is 29277Q1047.  Since August 13, 2010, our common shares have also been listed on the Canadian Securities Exchange (formerly known as the Canadian National Stock Exchange) under the symbol "TOP".

The following quotations reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock on the OTCQB quotation service and Over-the-Counter Bulletin Board for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2019	$0.017	$0.009
May 2019	$0.035	$0.011
February 2019	$0.033	$0.017
November 2018	$0.037	$0.018

Quarter Ended(1)	High	Low
August 2018	$0.075	$0.015
May 2018	$0.075	$0.045
February 2018	$0.105	$0.035
November 2017	$0.055	$0.032

(1) The quotations above were obtained from Yahoo Finance, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 21, 2019, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.01. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

The high and low bid prices (given in Canadian Dollars) of our common stock on the Canadian Securities Exchange for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2019	$0.03	$0.01
May 2019	$0.035	$0.015
February 2019	$0.035	$0.02
November 2018	$0.04	$0.025
August 2018	$0.105	$0.025
May 2018	$0.095	$0.060
February 2018	$0.140	$0.040
November 2017	$0.085	$0.040

(1) The quotations above were obtained from TD Waterhouse Investor Services and/or stockcharts.com, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of November 21, 2019, there were 586 holders of record of our common stock. As of November 21, 2019, 128,471,700 common shares were issued and outstanding.

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

On September 21, 2018, the Company closed a private placement of 2,225,000 units at a price of CAD$0.03 per unit for gross proceeds of CAD$66,750 (equivalent to $51,678).  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of $0.05.  A cash finders' fee of CAD$6,075 ($4,703) and 202,500 full broker warrants that expire September 21, 2021 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On March 27, 2019, the Company closed a tranche of a private placement of 5,506,769 units at a price of CAD$0.03 per unit for gross proceeds of CAD$143,176 ($106,809).  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 48 months from the date of issuance, at a purchase price of $0.04.  A cash finders' fee of CAD$13,068 ($9,748) and 502,600 full broker warrants that expire March 27, 2023 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plan described below:

2007 Equity Compensation Plan

On April 25, 2007, our shareholders approved and adopted the 2007 equity incentive plan. The purpose of the Plan is to secure for our company and our shareholders the benefits of incentive inherent in share ownership by the directors and employees of our company and our Affiliates who, in the judgment of our board, will be largely responsible for our company's future growth and success. It is generally recognized that equity incentive plans of the nature provided for herein aid in retaining and encouraging directors and employees of exceptional ability because of the opportunity offered them to acquire a proprietary interest in our company.

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

Equity Compensation Plan Information
Plan category Equity compensation plans approved by Security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2014 Stock Option Plan approved by security holders	8,320,000	$0.07	9,080,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2019.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation

During the next twelve month period (beginning September 1, 2019), we intend to:

• identify and secure sources of equity and/or debt financing for property payments;

• identify and secure sources of equity and/or debt financing for resource acquisitions;

• identify and secure sources of equity and/or debt financing for continued testing for Lithium technology

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2019
Expense	Amount ($)
Mineral Costs	5,000
Bench Tests for Lithium Technology	5,000
Resource Acquisitions and or Drilling	200,000
Management Consulting Fees	75,000
Professional fees	100,000
Rent	10,000
Other general administrative expenses	30,000
Total	$ 425,000

As at the date of this annual report, we do not have sufficient cash on hand to finance our entire potential and estimated $425,000 cash obligation to the proposed spending for the 12 months beginning September 1, 2019. Based on our current cash position of $9,758, we anticipate that we will require approximately $415,000 in additional cash to execute our business plan.  In the event that we are unable raise sufficient cash we intend to reduce our planned expenditures to accommodate our means with a view toward prioritizing revenue generating activity and fulfilling our public reporting obligations. As at the date of this registration statement we have no financing arrangements in place.

Results of Operations for our Years Ended August 31, 2019 and 2018

Our net loss and comprehensive loss for our year ended August 31, 2019, for our year ended August 31, 2018 and the changes between those periods for the respective items are summarized as follows:

	Year Ended August 31, 2019 $	Year Ended August 31, 2018 $	Change Between Year Ended August 31, 2019 and Year Ended August 31, 2018 $
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Non-operating Expenses	3,380	12,227	(8,847)
Exploration Costs	122,423	11,465	110,958
Consulting Fees	49,873	44,604	5,269
Professional Fees	61,371	63,808	(2,437)
Fees and dues	34,858	31,659	3,199
Investor relations	101,668	129,437	(27,769)
Research and Development	14,729	230,550	(215,821)
Stock-based Compensation	-	89,596	(89,596)
Other administrative costs	34,039	36,709	(2,670)
Net Loss	422,341	650,055	(227,714)

Our overall operating expenses were lower by $218,867 for our year ended August 31, 2019 compared to August 31, 2018. The decrease in costs were largely due to a reduction in research and development expense due to bench testing costs associated with the Company's lithium technology agreement during the previous years with Genesis Water Technologies. On July 14, 2018, just prior to the end of our year ended August 31, 2018, the Company terminated its commercialization agreement with GWT, thereby eliminating any related obligations. As a result, the Company spent $14,729 on research and development during fiscal 2019 compared to $230,550 during fiscal 2018. The Company's stock based compensation was also lower during the year ended August 31, 2019 as no incentive stock options were granted during the year (2019 - $Nil; 2018 - $89,596). The Company also spent less on investor relations related expenses during the year ended August 31, 2019 (2019 - $101,668; 2018 - $129,437). These costs were offset by an increase in exploration costs of $110,958 (2019 - $122,423; 2018 - $11,465), primarily due to drilling conducted on the Company's Clayton Valley project.

During the year ended August 31, 2018, the Company wrote off its investment in lithium technology as a result of the termination of the commercialization agreement with GWT and recognized an additional loss of $12,500.

Liquidity and Financial Condition

Working Capital	At	At
	August 31	August 31
	2019	2018
Current assets	$46,245	$271,690
Current liabilities	502,130	449,270

Working capital surplus/(deficit)	$(455,885)	$(177,580)

Cash Flows	Year Ended
	August 31	August 31,
	2019	2018
Cash flows (used in) operating activities	$(325,988)	(594,868)
Cash flows from investing activities	-	-
Cash flows from financing activities	159,337	620,407
Net increase (decrease) in cash during year	$(166,651)	$25,539

Operating Activities

Net cash used in operating activities was $325,988 for the year ended August 31, 2019 compared with cash used in operating activities of $594,868 in 2018. The decrease in net cash used in operating activities is due to the overall reduction in cost as described above.

Investing Activities

Net cash provided from investing activities was $Nil for the years ended August 31, 2019 and 2018.

Financing Activities

Net cash provided by financing activities was $159,337 for the year ended August 31, 2019 compared to $620,407 in the same period in 2018, due to additional private placement funds as well as receipt of funds as a result of exercise of options and warrants during 2018.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had a working capital deficit of $455,885 as at August 31, 2019 (2018 - $177,580).  The Company incurred a net loss of $422,341 for the year ended August 31, 2019 (2018 - $650,055) and as at August 31, 2019 has incurred cumulative losses of $14,314,159. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our Company's ability to continue as a going concern. Management's plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is exceptionally difficult.

The Company's financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements to Fair Value Measurement. For all entities, amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. We do not expect that the adoption of this ASU will have a significant impact on our financial statements.

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). We do not expect that the adoption of this ASU will have a significant impact on our financial statements.

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a significant impact on the Company's results of operations, financial condition, cash flows, and financial statement disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Enertopia Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Enertopia Corp. (the "Company"), as of August 31, 2019 and 2018, and the related statements of stockholders' deficiency, operations and cash flows for the years ended August 31, 2019 and 2018, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of Enertopia Corp. as of August 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended August 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred cumulative losses from operations and has a working capital deficit as at August 31, 2019 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company's auditor since 2017.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Professional Accountants

November 21, 2019

ENERTOPIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)
	August 31	August 31
	2019	2018

ASSETS
Current
Cash	$9,758	$176,409
Accounts receivable	6,225	7,504
Prepaid expenses and deposit	30,262	87,777
Total Assets	$46,245	$271,690

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current
Accounts payable	$283,430	$278,036
Loan from related party (Note 6)	15,479	-
Due to related parties (Note 6)	203,221	171,234
Total Liabilities	502,130	449,270
STOCKHOLDERS' DEFICIENCY

Share capital (Note 7)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
127,471,700 common shares at August 31, 2019 and
August 31,2018: 119,739,931	127,473	119,741
Additional paid-in capital (Note 7)	13,730,801	13,594,497
Deficit	(14,314,159)	(13,891,818)
Total Stockholders' Deficiency	(455,885)	(177,580)
Total Liabilities and Stockholders' Deficiency	$46,245	$271,690

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in U.S. Dollars)
	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, August 31, 2017	102,298,031	$102,299	$12,901,936	$(13,241,763)	$(237,528)

Stock Based Compensation	-	-	89,596	-	89,596

Shares issued for Private Placement on November 1	2,600,000	2,600	98,598	-	101,198

Shares issued for Private Placement on December 8	3,954,000	3,954	140,505	-	144,459

Option conversion on December 8	240,000	240	11,760	-	12,000

Shares issued for Private Placement on January 12	1,611,000	1,611	59,657	-	61,268

Warrant conversion on February 2	50,000	50	3,450	-	3,500

Option conversion on May 11	200,000	200	11,800	-	12,000

Shares issued for Private Placement on May 11	1,746,900	1,747	72,982	-	74,729

Shares issued for Private Placement on May 25	2,470,000	2,470	107,864	-	110,334

Shares issued for Private Placement on August 31	4,400,000	4,400	87,519	-	91,919

Option conversion on August 31	170,000	170	8,830	-	9,000

Comprehensive loss	-	-	-	(650,055)	(650,055)

Balance, August 31, 2018	119,739,931	$119,741	$13,594,497	$(13,891,818)	$(177,580)

Shares issued for Private Placement on September 21	2,225,000	2,225	44,750	-	46,975

Shares issued for Private Placement on March 27	5,506,769	5,507	91,554	-	97,061

Comprehensive loss	-	-	-	(422,341)	(422,341)

Balance, August 31, 2019	127,471,700	$127,473	$13,730,801	$(14,314,159)	$(455,885)
The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Year Ended
	August 31	August 31
	2019	2018

Expenses
Accounting and audit	54,196	52,490
Bank charges and interest expense	1,192	1,282
Consulting (Note 6)	49,873	44,604
Mineral exploration costs	122,423	11,465
Fees and dues	34,858	31,659
Insurance	12,031	13,477
Investor relations	101,668	129,437
Legal and professional	7,175	11,318
Office and miscellaneous	4,016	4,186
Research and development	14,729	230,550
Rent	6,627	5,379
Stock-based compensation (Note 8)	-	89,596
Telephone	-	1,791
Travel	10,173	10,594
Total expenses	418,961	637,828
Loss for the year before other items	(418,961)	(637,828)

Other income (expense)
Foreign exchange gain (loss)	(3,380)	274
Write off of long-term investments	-	(1)
Write off of lithium technology (Note 5)	-	(12,500)

Loss and comprehensive loss for the year	$(422,341)	$(650,055)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	124,205,582	109,821,751

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
	Year Ended
	August 31	August 31
	2019	2018
Cash flows used in operating activities
Loss	$(422,341)	$(650,055)
Changes to reconcile net loss to net cash used in operating activities
Stock-based compensation	-	89,596
Write off of lithium technology	-	12,500
Interest expense on loan	178	-
Write off of long-term investments	-	1
Change in non-cash working capital items:
Accounts receivable	1,279	1,556
Prepaid expenses and deposit	57,515	(68,995)
Accounts payable and accrued liabilities	5,394	(9,670)
Due to related parties	31,987	30,199

Net cash (used in) operating activities	(325,988)	(594,868)

Cash flows from financing activities
Loan from related party	15,301	-
Proceeds from Options exercised	-	33,000
Proceeds from Warrants exercised	-	3,500
Net proceeds from subscriptions received	144,036	583,907
Net cash from financing activities	159,337	620,407

Increase (Decrease) in cash	(166,651)	25,539
Cash, beginning of year	176,409	150,870
Cash, end of year	$9,758	$176,409

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
Shares issued for mineral property	$-	$7,000

The accompanying notes are an integral part of these financial statements

ENRTOPIA CORP.

NOTES TO FINANCIAL STATEMENTS
August 31, 2019

(Expressed in U.S. Dollars)

1. ORGANIZATION

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company was an independent natural resource company engaged in the exploration, development and acquisition of natural resources in the United States and Canada.  In the fiscal year 2010, the Company shifted its strategic plan from its non-renewal energy operations to its planned renewal energy operations and natural resource acquisition and development. In late summer of 2013, the Company had another business sector in alternative health and wellness. During spring of 2016, the Company shifted its strategic plan to natural resource acquisitions and Lithium brine extraction technology. The Company's office is located in Kelowna, B.C., Canada.

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $455,885 for the year ended August 31, 2019 (2018 - $177,580).  The Company incurred a net loss of $422,341 for the year ended August 31, 2019 (2018 - $650,055) and as at August 31, 2019 has incurred cumulative losses of $14,314,159 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

Where proven and probable reserves have been established, the project's capitalized expenditures are depleted over proven and probable reserves using the units-of production method upon commencement of production. Where proven and probable reserves have not been established, the project's capitalized expenditures are depleted over the estimated extraction life using the straight-line method upon commencement of extraction. The Company has not established proven or probable reserves for any of its projects.

The carrying values of the mineral rights are assessed for impairment by management on a quarterly basis and as required whenever indicators of impairment exist. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value.

c. Stock-Based Compensation

The Company followed Accounting Standards Codification ("ASC") 718, "Compensation - Stock Compensation", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

d. Accounting Estimates

The preparation of financial statements in conformity with U.S GAAP requires us to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the Company's accounting policies require us to make subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. Although we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates used by the Company are reasonably likely to occur from time to time, which may have a material effect on the presentation of financial condition and results of operations.

The Company reviews these estimates, judgments and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Significant accounting estimates and assumptions are used for, but not limited to:

a) The Valuation of Deferred Tax Assets

Judgement is required in determining whether deferred tax assets are recognized on the balance sheet. The recognition of deferred tax assets requires management to assess the likelihood that the Company will generate taxable income in future periods to utilize the deferred tax assets. Due to the Company's history of losses, deferred tax assets have not been recognized by the Company.

b) Value of Stock Options

The Company provides compensation benefits to its employees, directors, officers, and consultants, through a stock option plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility assumption used in the model is based on the historical volatility of the Company's share price. The Company uses historical data to estimate the period of option exercises for use in the valuation model. The risk-free interest rate for the expected term of the option is based on the yields of government bonds. Changes in these assumptions, especially the share price volatility and the expected life determination could have a material impact on the Company's profit and loss for the periods presented. All estimates used in the model are based on historical data which may not be representative of future results.

e. Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC 220 "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

f. Foreign Currency Translations

The Company's operations are located in the United States of America and has its office in Canada. The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense that was acquired or incurred in a foreign currency is translated into U.S. dollars by the using of the exchange rate in effect at that date. At the year end, monetary assets and liabilities are translated at the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

g. Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, loan from related party and due to related parties. The carrying amounts of these financial instruments approximate their fair values due to their short maturities. Cash is in level 1 within the fair value hierarchy.

The Company's operations are in United States of America and Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h. Income Taxes

The Company has adopted ASC 740, "Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

i. Long-Lived Assets Impairment

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

j. Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, "Asset Retirement and Environmental Obligations". ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company does not believe it has any asset retirement obligation as of August 31, 2019 and 2018.

k. Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Deficiency. Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners.

l. Concentration of credit risk

The Company places its cash with high credit quality financial institution.

m. Commitments and Contingencies

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

n. Research and Development

Research and development costs are expensed as incurred.

o. Recently adopted Accounting Pronouncements

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

p. New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements to Fair Value Measurement. For all entities, amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. We do not expect that the adoption of this ASU will have a significant impact on our financial statements.

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). We do not expect that the adoption of this ASU will have a significant impact on our financial statements.

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a significant impact on the Company's results of operations, financial condition, cash flows, and financial statement disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

4. MINERAL PROPERTY

During the year ended August 30, 2017 the Company staked lode and placer claims on BLM lands in Esmerelda county Nevada covering approximately 160 Acres subject to adjustment. The Company has a 100% interest in the lands and is only responsible for the yearly maintenance fees to keep its 100% interest. The claims are in good standing until August 31, 2020.

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

On July 4, 2018, the Company provided GWT with a formal notice of termination of the commercialization agreement. Following termination, the Company has no further obligations with respect to the commercialization agreement.  As a result, for the year ended August 31, 2018, the Company wrote off the capitalized costs of $12,500.

6. RELATED PARTY TRANSACTIONS

For the year ended August 31, 2019, the Company was party to the following related party transactions with key management personnel, which consists of the President and Chief Executive Officer of the Company and its directors:

  Incurred $42,000 (2018 - $42,000) to the President of the Company in consulting fees (Note 9).  As at August 31, 2019, the accounts payable to the President of the Company was $203,221 (2018: $171,234)
  Received a short-term loan from the President of the Company in the amount of CAD$20,000 ($15,301). The loan accrues interest at 10% per annum and has a term of 90 days, to be repaid, with interest, on October 19, 2019. During the year ended August 31, 2019, the Company accrued interest of $178 on the loan. The loan remains outstanding as at the date of this filing.
  Incurred stock-based compensation expense of $Nil (2018 - $43,938) in relation to stock options issued to officers and directors of the Company.
  Incurred $395 (2018: $787) to a director of the Company.

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

On December 8, 2017, the Company closed the second tranche of a private placement of 3,954,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$197,700 (equivalent of $154,397). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.  A cash finder's fee of CAD$12,770 (equivalent of $9,938) and 230,400 broker warrants was paid to a third party.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On December 8, 2017, the Company issued 240,000 shares for gross proceeds of $12,000 from the exercise of stock options at $0.05.

On January 12, 2018, the Company closed the final tranche of a private placement of 1,611,000 units at a price of CAD$0.05 per unit for gross proceeds of CAD$80,550 (equivalent of $64,371). Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.06.  A cash finder's fee of CAD$3,880 (equivalent of $3,103) and 77,600 broker warrants was paid to a third party.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On February 2, 2018, the Company issued 50,000 shares for gross proceeds of $3,500 from the exercise of warrants at $0.07.

On May 11, 2018, the Company issued 200,000 shares for gross proceeds of $12,000 from the exercise of stock options at $0.06.

On May 11, 2018, the Company closed the first tranche of a private placement of 1,746,900 units at a price of CAD$0.06 per unit for gross proceeds of CAD$104,814 (equivalent of $81,987).  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.075. A cash finders' fee of CAD$9,281 (equivalent of $7,258) and 144,690 full broker warrants that expire May 11, 2020 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On May 25, 2018, the Company closed the final tranche of a private placement of 2,470,000 units at a price of CAD$0.06 per unit for gross proceeds of CAD$148,200 (equivalent of $114,822).  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 24 months from the date of issuance, at a purchase price of $0.075.  A cash finders' fee of CAD$5,820 (equivalent of $4,488) and 70,000 full broker warrants that expire May 25, 2020 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

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

On September 21, 2018, the Company closed a tranche of a private placement of 2,225,000 units at a price of CAD$0.03 per unit for gross proceeds of CAD$66,750 (equivalent to $51,678).  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of $0.05.  A cash finders' fee of CAD$6,075 ($4,703) and 202,500 full broker warrants that expire September 21, 2021 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On March 27, 2019, the Company closed a tranche of a private placement of 5,506,769 units at a price of CAD$0.03 per unit for gross proceeds of CAD$143,176 ($106,809).  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 48 months from the date of issuance, at a purchase price of $0.04.  A cash finders' fee of CAD$13,068 ($9,748) and 502,600 full broker warrants that expire March 27, 2023 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

As at August 31, 2019 the Company had 127,471,700 shares issued and outstanding (2018 - 119,739,931).

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

For the year ended August 31, 2019, the Company recorded $Nil (2018 - $89,596) stock-based compensation expense.

A summary of the changes in stock options is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2017	7,295,000	$0.07
Granted	1,885,000	0.06
Exercised	(610,000)	0.05
Balance, August 31, 2018	8,570,000	$0.07
Expired	(250,000)	0.06
Balance, August 31, 2019	8,320,000	$0.07

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2019	August 31, 201
Expected volatility	N/A	204%
Risk-free interest rate	N/A	1.93%
Expected life	N/A	5.00 years
Dividend yield	N/A	0.00%
Estimated fair value per option	N/A	$0.05

The Company has the following options outstanding and exercisable.

August 31, 2019
	Options outstanding and exercisable
	Number	Remaining
Exercise prices	of shares	contractual life (years)
$0.07	550,000	3.73
$0.06	535,000	3.70
$0.05	800,000	3.16
$0.10	500,000	2.67
$0.07	1,500,000	2.42
$0.07	1,535,000	2.39
$0.07	800,000	2.05
$0.05	1,100,000	1.15
$0.10	1,000,000*	0.18
	8,320,000	2.38

The aggregate intrinsic value for options outstanding and exercisable as at August 31, 2019 was $Nil.

* Expired subsequent to the year ended August 31, 2019.

Warrants

During the year ended August 31, 2018, the Company issued 16,781,900 warrants attached to units in private placements and 922,690 broker warrants in connection with the private placements. The fair value of the brokers warrants was $27,791, recorded as share issuance costs off-setting the gross proceeds of private placements in additional-paid-in-capital, and was calculated using the Black Scholes option pricing model, with the following weighted average assumptions: expected volatility 152%, risk-free interest rate: 2.10%, expected life: 2.43 years, dividend yield: 0.00%.

During the year ended August 31, 2019, the Company issued 7,731,769 warrants attached to units in private placements and 705,100 broker warrants in connection with the private placements. The fair value of the brokers warrants was $12,861, recorded as share issuance costs off-setting the gross proceeds of private placements in additional-paid-in-capital, and was calculated using the Black Scholes option pricing model, with the following weighted average assumptions: expected volatility 150%, risk-free interest rate: 2.38%, expected life: 3.71 years, dividend yield: 0.00%.

A summary of changes in warrants is presented below:

		Warrants Outstanding
		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2017	39,191,810	$0.09
Expired	(16,107,340)	0.12
Issued	17,704,590	0.06
Exercised	(50,000)	0.07
Balance, August 31, 2018	40,739,060	$0.06
Expired	(23,034,470)	0.07
Issued	8,436,869	0.04
Balance, August 31, 2019	26,141,459	$0.06

The Company has the following warrants outstanding and exercisable:

Number Outstanding[1]	Exercise Price	Expiry Date
6,009,369	$0.040	March 27, 2023
2,427,500	$0.050	September 21, 2021
4,800,000	$0.050	August 31, 2021
2,540,000	$0.075	May 25, 2020
1,891,590	$0.075	May 11, 2020
1,688,600	$0.060	January 12, 2020
4,184,400	$0.060	December 8, 2019
2,600,000*	$0.060	November 1, 2019
26,141,459

1Each warrant entitles a holder to purchase one common share.

* Expired subsequent to the year ended August 31, 2019.

9. COMMITMENTS

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $3,500 per month plus goods and services tax ("GST") on a continuing basis.

10. INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory income tax rates to income tax benefit at the Company's effective tax rates at August 31, 2019 and 2018:

	August 31, 2019	August 31, 2018

Loss before taxes	$(422,341)	$(650,055)
Statutory tax rate	21.0%	25.3%
Expected income tax recovery	(88,692)	(164,680)
Non-deductible items	-	22,698
Change in enacted rates and other	-	1,553,449
Change in valuation allowance	88,692	(1,411,467)
Income tax expense (recovery)	$-	$-

In December 2017, the United States Government proposed changes to the Federal corporate income tax rate to reduce the rate from 34% to 21% effective January 1, 2018 and onwards.  This change in tax rate was substantively enacted on December 22, 2017.  The relevant deferred tax balances during the year ended August 31, 2018 were therefore remeasured to reflect the decrease in the Company's Federal income tax rate from 34% to 21%.

Deferred taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes.  Deferred tax assets (liabilities) at August 31, 2019 and 2018 are comprised of the following:

	August 31, 2019	August 31, 2018

Net operating loss carry forwards	$2,787,648	$2,722,136
Marketable securities	5,698	5,698
Financing costs	4,725	7,253
Intangible assets	4,725	4,725
Mineral property	45,816	20,108
Capital loss carry forwards	4,526	4,526
	2,853,138	2,764,446
Valuation allowance	2,853,138	2,764,446
Deferred tax assets (liabilities)	$-	$-

The Company has net operating loss carry forwards of approximately $13,275,000 (2018 - 12,963,000) which may be carried forward to 2025 and onwards to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years. Future tax assets have not been recognized because it is not probable that future taxable profit will be available against which the Company can utilize the benefits therefrom.

11. SEGMENTED INFORMATION

As at August 31, 2019 and August 31, 2018, the Company is operating its business in one reportable segment: natural resource acquisitions.

12. SUBSEQUENT EVENTS

On October 28, 2019, the Company signed an LOI with Eagle Plains Resources Ltd. ("Eagle Plains"). to earn up to 75% interest in the Pine Channel gold project in Saskatchewan, Canada (the "Pine Channel SK Property"). The terms of the LOI are as follows:

To earn a 60% interest in the Pine Channel SK Property, Enertopia or its assigns will commit to making total exploration expenditures on the property of CAD $2,000,000 over a 4 year period according to the following schedule:

  CAD $100,000 on or before December 31, 2020
  CAD $300,000 on or before December 3, 2021
  CAD $600,000 on or before December 31, 2022
  CAD $1,000,000 on or before December 31, 2023

Enertopia or its assigns would pay a total cash consideration of CAD $150,000 according to the following schedule:

  CAD $15,000 on signing Definitive Agreement.
  CAD $25,000 on or before December 31st, 2020
  CAD $35,000 on or before December 31st, 2021
  CAD $75,000 on or before December 31st, 2022

Enertopia or its assigns would also issue to Eagle Plains 1,600,000 voting-class common shares of the Company according to the following schedule:

  1,000,000 pre-consolidation shares within 10 days of signing the LOI (Issued)
  200,000 post-consolidation shares on or before December 31st, 2020
  200,000 post-consolidation shares before December 31st, 2021
  200,000 post-consolidation shares on or before December 31st, 2022

To earn an additional 15% Interest in the property (for a total of 75%) Enertopia or its assigns would complete the following by December 31, 2024:

  Additional exploration expenditures of CAD $1,000,000 (CAD $3,000,000 total).
  Additional cash payment of CAD $100,000 to Eagle Plains (CAD $250,000 total).
  Issue to Eagle Plains an additional 400,000 post-consolidation voting class common shares (2,000,000 total).

Eagle Plains will serve as Operator under industry-standard terms until Enertopia has completed its to earn 60% interest in the Pine Channel SK Property. Upon execution of a Definitive Agreement, Eagle Plains and Enertopia will form a committee to oversee and direct exploration activity. Following the exercise of its option to earn a 60% interest, Enertopia or its assigns and Eagle Plains shall then form a 60/40 joint venture for further exploration and development of the Pine Channel SK Property. Operatorship shall be transferred to Enertopia at the time of formation of the joint venture. The terms of the joint venture to be included with the Definitive Agreement documents include standard dilution clause down to 10%, at which time Eagle Plains would retain a 2% royalty with ½ buy-down by the Company for CAD $1,000,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

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

As of August 31, 2019, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our interim chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2019, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management's report in this annual report.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President, Chief Executive Officer, Chief Financial Officer and Director	59	November 2007 April 14, 2008
Kristian Ross	Director	69	July 31, 2017
Kevin Brown	Director	55	October 23, 2015

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2019, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2019, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2019 and 2018; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2019 and 2018 who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert McAllister(1) President and Director	2019 2018	$42,000 $42,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$42,000 $42,000
Kristian Ross Director	2019 2018	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $31,730	Nil Nil	Nil Nil	Nil $31,730
Kevin Brown Director	2019 2018	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $12,207	Nil Nil	Nil Nil	Nil $12,207

(1) On November 30, 2007, Mr. McAllister was appointed as our President and on April 14, 2008 he was appointed as a director. Salary for Mr. McAllister was partially accrued for 2017, 2016, 2015 and 2014.  On July 31, 2017, Mr. McAllister was appointed interim CFO.

Employment/Consulting Agreements

We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007. During the term of this agreement, Mr. McAllister is to provide corporate administration and oil & gas exploration and production consulting services, such duties and responsibilities to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and supervising office staff and exploration and oil & gas consultants. Mr. McAllister was compensated at the rate of $2,000 per month. On December 1, 2008, the consulting fee was increased to $5,000 per month. Effective March 1, 2014, the Company entered into a new consulting contract with the consulting services at $6,500 per month plus GST.  Effective July 1, 2017, a new consulting contract was entered into with remuneration set at $3,500 per month plus GST. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

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

Option Exercises

During our fiscal year ended August 31, 2019, there were Nil (2018 - 610,000) stock options exercised.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 21, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert McAllister Kelowna, British Columbia, Canada	8,405,000(2)	6.32%
Kevin Brown Kelowna, British Columbia, Canada	1,250,000(3)	0.96%
Kristian Ross Kelowna, British Columbia, Canada	810,000(4)	0.63%
Directors and Executive Officers as a Group (3 people)	10,465,000	7.91%
Total	10,465,000	7.91%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 21, 2019. As of November 21, 2019, there were 128,471,700 shares of our company's common stock issued and outstanding.

(2)	Includes:
	1.	500,000 options which are exercisable at $0.07 into common shares;
	2.	600,000 warrants which are exercisable at $0.06 into common shares;
	3.	200,000 warrants which are exercisable at $0.075 into common shares;
	4.	600,000 warrants which are exercisable at $0.05 into common shares; and
	6.	6,505,000 common shares.

(3)	Includes:
	1.	500,000 options which are exercisable at $0.05 into common shares;
	2.	500,000 options which are exercisable at $0.07 into common shares;
	3.	250,000 options which are exercisable at $0.06 into common shares;

(4)	Includes:
	1. 2.	500,000 options which are exercisable at $0.05 into common shares; and 250,000 options which are exercisable at $0.06 into common shares.
	3.	60,000 common shares beneficially owned in Wildhorse Copper Inc.

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

For the year ended August 31, 2019, the Company was party to the following related party transactions:

  Incurred $42,000 (2018 - $42,000) to the President of the Company in consulting fees (Note 9).  As at August 31, 2019, the accounts payable to the President of the Company was $203,221 (2018: $171,234)
  Received a short-term loan from the President of the Company in the amount of CAD$20,000 ($15,301). The loan accrues interest at 10% per annum and has a term of 90 days, to be repaid, with interest, on October 19, 2019. During the year ended August 31, 2019, the Company accrued interest of $178 on the loan. The loan remains outstanding as at the date of this filing.
  Incurred stock-based compensation expense of $Nil (2018 - $43,938) in relation to stock options issued to officers and directors of the Company.
  Incurred $395 (2018: $787) to a director of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

Director Independence

We currently act with three (3) directors, consisting of Robert McAllister, Kevin Brown, and Kristian Ross. We have determined that Kristian Ross is an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of three board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an "audit committee financial expert" as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

We do not have a standing compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2019 and for fiscal year ended August 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2019	August 31, 2018
Audit Fees	27,911	34,547
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	27,911	34,547

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Davidson & Company LLP for fiscal year ended August 31, 2019.

Audit related Fees. There were no audit related fees paid to Davidson & Company LLP for the fiscal year ended August 31, 2019 or for the fiscal year ended August 31, 2018.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2019 and August 31, 2018, we did not use Davidson & Company LLP for non-audit professional services or preparation of corporate tax returns.

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

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

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
Date: November 21, 2019.

By: /s/ Robert McAllister
Robert McAllister
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 21, 2019.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 21, 2019.

By: /s/ Robert McAllister
Robert McAllister
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 21, 2019.