Form 10-Q
period 2019-11-30
Enertopia Corp.
filed 2020-01-15
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2019

or

[   ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number       000-51866

Enertopia Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#22 1873 Spall Road, Kelowna, BC	V1Y 4R2
(Address of principal executive offices)	(Zip Code)

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
128,471,700 common shares issued and outstanding as of November 30, 2019

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the three month period ended November 30, 2019 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM BALANCE SHEETS
 (Expressed in U.S. Dollars)

	November 30	August 31
	2019	2019

ASSETS
Current

Cash and cash equivalents	$7,407	$9,758
Accounts receivable	7,437	6,225
Prepaid expenses and deposit	11,812	30,262
Total current assets	26,656	46,245

Total Assets	$26,656	$46,245

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current

Accounts payable	$287,242	$283,430
Loan from related party (Note 5)	15,857	15,479
Due to related parties (Note 5)	217,560	203,221
Total Current Liabilities	520,659	502,130

STOCKHOLDERS' EQUITY

Share capital

Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
128,471,700 common shares at November 30, 2019 andAugust 31,2019: 127,471,700	128,473	127,473
Additional paid-in capital (Note 6)	13,741,290	13,730,801
Deficit accumulated during the exploration stage	(14,363,766)	(14,314,159)
Total Stockholders' Equity	(494,003)	(455,885)

Total Liabilities and Stockholders' Equity	$26,656	$46,245

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
 (Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY
Balance, August 31, 2018	119,739,931	$119,741	$13,594,497	$(13,891,818)	$(177,580)

Shares issued for Private Placement on September 21	2,225,000	2,225	44,750	-	46,975

Comprehensive loss	-	-	-	(94,799)	(94,799)

Balance, November 30, 2018	121,964,931	121,966	13,639,247	(13,986,617)	(225,404)

Comprehensive loss	-	-	-	(204,456)	(204,456)

Balance, February 28, 2019	121,964,931	121,966	13,639,247	(14,191,073)	(429,860)

Shares issued for Private Placement on March 27	5,506,769	5,507	91,554	-	97,061

Comprehensive loss	-	-	-	(67,128)	(67,128)

Balance, May 31, 2019	127,471,700	127,473	13,730,801	(14,258,201)	(399,927)

Comprehensive loss	-	-	-	(55,958)	(55,958)

Balance, August 31, 2019	127,471,700	127,473	13,730,801	(14,314,159)	(455,885)

Shares issued for LOI on October 28	1,000,000	1,000	10,489	-	11,489

Comprehensive loss	-	-	-	(49,607)	(49,607)

Balance, November 30, 2019	128,471,700	128,473	13,741,290	(14,363,766)	(494,003)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
 (Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2019	2018

Expenses
Accounting and audit	$6,349	$11,122
Bank charges and interest expense	545	209
Consulting (Note 6)	10,500	12,450
Mineral exploration costs (Note 6)	12,578	9,172
Fees and dues	5,710	14,158
Insurance	3,605	2,902
Investor relations	5,735	36,209
Legal and professional	2,390	1,922
Office and miscellaneous	127	1,552
Research and Development	494	-
Rent	1,474	1,321
Travel	-	3,047

Total expenses	49,507	94,064

Loss for the period before other items	(49,507)	(94,064)

Other income (expense)
Foreign exchange gain	(100)	(735)

Net loss and comprehensive loss for the period	$(49,607)	$(94,799)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	127,834,337	120,081,488

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
 (Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2019	2018
Cash flows used in operating activities

Net Income (loss)	$(49,607)	$(94,799)
Changes to reconcile net loss to net cash used in operating activities
Shares issued for exploration cost	11,489	-
Interest on loan payable	378
Change in non-cash working capital items:
Accounts receivable	(1,212)	(1,643)
Prepaid expenses and deposit	18,450	4,208
Accounts payable and accrued liabilities	3,812	6,989
Due to related parties	14,339	(224)
Net cash (used in) operating activities	(2,351)	(85,469)

Cash flows from financing activities
Net proceeds from subscriptions received	-	46,975
Net cash from financing activities	-	46,975
Increase (Decrease) in cash and cash equivalents	(2,351)	(38,494)
Cash and cash equivalents, beginning of period	9,758	176,409
Cash and cash equivalents, end of period	$7,407	$137,915

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2019

(Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed interim financial statements for the period ended November 30, 2019 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2019 audited annual financial statements and notes thereto.

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

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $494,003 as at November 30, 2019 ($455,885 as at August 31, 2019).  The Company incurred a net loss of $49,607 for the three months ended November 30, 2019 (net loss of $94,799 for the three months ended November 30, 2018) and as at November 30, 2019 has incurred cumulative losses of $14,363,766 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

3.        SIGNIFICANT ACCOUNTING POLICIES

 +a) Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2019.

         b) Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments, and assumptions, including those related to stock based compensation (expense and liability). Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results could differ from those estimates and assumptions.

        c) Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards.  The adoption of this ASU did not have any impact on these financial statements.

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The adoption of this standard did not have any impact on the Company's results of operations, financial condition, cash flows, and financial statement disclosures, as the Company's leases are all for terms of less than 12 months.

        d) New Accounting Pronouncements

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard will be adopted upon the effective date for us beginning September 1, 2020. The adoption of the standard is not expected to have a significant impact on the Company's financial statements.

In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements.

4.           MINERAL PROPERTY

During the year ended August 30, 2017 the Company staked lode and placer claims on BLM lands in Esmerelda county Nevada covering approximately 160 Acres subject to adjustment. The Company has a 100% interest in the lands and is only responsible for the yearly maintenance fees to keep its 100% interest. The claims are in good standing until August 31, 2020.

5. RELATED PARTIES TRANSACTION

For the three month period ended November 30, 2019, the Company was party to the following related party transactions:

  The Company incurred $10,500 (November 30, 2018: $10,500) to the President of the Company in consulting fees. As at November 30, 2019, the accounts payable to the President of the Company was $217,560 (August 31, 2019: $203,221)
  During the year ended August 31, 2019, the Company received a short-term loan from the President of the Company in the amount of CAD$20,000 ($15,301). The loan accrues interest at 10% per annum and had an original term of 90 days, to be repaid, with interest, on October 19, 2019. As at the date of these financial statements, the loan and the related interest remains outstanding to the President of the Company. As at November 30, 2019, the total amount owing with respect to the loan was $15,857 (August 31, 2019: $15,479).

 -The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

6. COMMON STOCK

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

On October 28, 2019, the Company signed an LOI with Eagle Plains Resources Ltd. ("Eagle Plains"). to earn up to 75% interest in the Pine Channel gold project in Saskatchewan, Canada (the "Pine Channel SK Property"). The terms of the LOI included periodic payments cash payments, exploration expenditures, as well as issuance of common shares of the Company. Upon signing the LOI, the Company issued 1,000,000 of its common shares to Eagle Plains, valued at $11,489.

Subsequent to quarter end the Company dropped the LOI on Dec 13th, 2019 and has no further related commitments.

As at November 30, 2019 the Company had 128,471,700 shares issued and outstanding and as at August 31, 2019, the Company had 127,471,700 shares issued and outstanding.

7. STOCK OPTIONS AND WARRANTS

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

For the three-month period ended November 30, 2019, the Company recorded $Nil (November 30, 2018 - $Nil) stock based compensation expenses.

A summary of the changes in stock options for the three months ended November 30, 2019 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2018	8,570,000	$0.07
Expired	(250,000)	0.06
Balance, August 31, 2019	8,320,000	$0.07
Expired	(1,000,000)	0.10
Balance, November 30, 2019	7,320,000	$0.07

The Company has the following options outstanding and exercisable.

November 30, 2019
	Options outstanding and exercisable
	Number	Remaining
Exercise prices	of shares	contractual life
$0.07	550,000	3.48 years
$0.06	535,000	3.45 years
$0.05	800,000	2.91 years
$0.10	500,000	2.42 years
$0.07	1,500,000	2.17 years
$0.07	1,535,000	2.14 years
$0.07	800,000	1.81 years
$0.05	1,100,000	0.90 years

	7,320,000	2.22 years

August 31, 2019
	Options outstanding and exercisable
	Number	Remaining
Exercise prices	of shares	contractual life
$0.07	550,000	3.73 years
$0.06	535,000	3.70 years
$0.05	800,000	3.16 years
$0.10	500,000	2.67 years
$0.07	1,500,000	2.42 years
$0.07	1,535,000	2.39 years
$0.07	800,000	2.05 years
$0.05	1,100,000	1.15 years
$0.10	1,000,000	0.18 years

	8,320,000	2.38 years

*The aggregate intrinsic value for options outstanding and exercisable as at November 30, 2019 was $Nil.

Warrants

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

A summary of warrants as at November 30, 2019 and August 31, 2019 is as follows:

		Warrants Outstanding
		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2018	40,739,060	$0.06
Expired	(23,034,470)	0.07
Issued	8,436,869	0.04
Balance, August 31, 2019	26,141,459	$0.06
Expired	(2,600,000)	0.07
Balance, November 30, 2019	23,541,459	$0.05

Number Outstanding[1]	Exercise Price	Expiry Date
6,009,369	$0.040	March 27, 2023
2,427,500	$0.050	September 21, 2021
4,800,000	$0.050	August 31, 2021
2,540,000	$0.075	May 25, 2020
1,891,590	$0.075	May 11, 2020
1,688,600*	$0.060	January 12, 2020
4,184,400*	$0.060	December 8, 2019
23,541,459

1. Each warrant entitles a holder to purchase one common share.

*      Expired subsequent to the period end.

8. COMMITMENTS - OTHER

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $3,500 per month plus goods and services tax ("GST") on a continuing basis.

9.  SEGMENTED INFORMATION

As at November 30, 2019 and August 31, 2019, the Company is operating its business in one reportable segment: natural resource acquisitions.  All of the Company's material long-lived assets are located in the United States.

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

CAD $15,000 on signing Definitive Agreement.

CAD $25,000 on or before December 31st, 2020

CAD $35,000 on or before December 31st, 2021

CAD $75,000 on or before December 31st, 2022

And issued 1,000,000 of our common shares to Eagle Plains Ltd.

Subsequent to quarter end the Company dropped the LOI on Dec 13th 2019.

Subsequent to quarter end the Company dropped its Canadian Securities Listing (CSE) on Dec 31st 2019.

Subsequent to quarter end the Company accepted the resignation of directors Kristian Ross and Kevin Brown on Dec 31st 2019.

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

On September 21, 2018, the Company closed a private placement of 2,225,000 units at a price of CAD$0.03 per unit for gross proceeds of CAD$66,750 (equivalent to $51,678).  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 36 months from the date of issuance, at a purchase price of $0.05.  A cash finders’ fee of CAD$6,075 ($4,703) and 202,500 full broker warrants that expire September 21, 2021 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

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

On March 27, 2019, the Company closed a tranche of a private placement of 5,506,769 units at a price of CAD$0.03 per unit for gross proceeds of CAD$143,176 ($106,809).  Each unit consists of one common share of the Company and one non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share of the Company for a period of 48 months from the date of issuance, at a purchase price of $0.04.  A cash finders’ fee of CAD$13,068 ($9,748) and 502,600 full broker warrants that expire March 27, 2023 was paid to third parties.  The broker warrants have the same terms as the warrants issued as part of the unit offering.

On July 19, 2019, the President of the Company provided a short term loan to the Company for the amount of CAD$20,000 ($15,301). The loan provides for a 10% annual interest rate and was repayable on October 19, 2019. The loan remains outstanding as of the date of this filing.

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

On February 14, 2019 the Company announced the drill result from the diamond drill program. The Company will undertake systematic and through solution testing of the drilled lithium enriched horizons. This will enable the Company to map the subsurface horizons as per oxide and reduced horizons and further differentiate the grade of Lithium in solution that can be potentially recovered in a low CAPEX and low-cost extraction methods.

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

Results of Operations - Three Months Ended November 30, 2019 and November 30, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2019, which are included herein.

Our operating results for the three months ended November 30, 2019, for the three months ended November 30, 2018 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended November 30, 2019		Three Months Ended November 30, 2018		Change Between Three Month Period Ended November 30, 2019 and November 30, 2018
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of product sales		Nil		Nil		Nil
Other expenses (income)		100		735		(635)
General and administrative		5,751		9,031		(3,280)
Investor relations		5,735		36,209		(30,474)
Consulting fees		10,500		12,450		(1,950)
Fees and dues		5,710		14,158		(8,448)
Exploration expenses		12,578		9,172		3,406
Research and development		494		-		494
Professional fees		8,739		13,044		(4,305)
Net loss		49,607		94,799		(45,192)

Our accumulated losses increased to $14,363,766 at November 30, 2019. Our financial statements report revenue of $Nil for the three months ended November 30, 2019 and November 30, 2018.  Our financial statements report a net loss of $49,607 for the three-month period ended November 30, 2019, compared to a net loss of $94,799 for the three-month period ended November 30, 2018.  Our net losses have decreased by $45,192 for the three-month period ended November 30, 2019.  Our operating costs were lower by $44,557 for November 30, 2019 compared to November 30, 2018. The decrease was largely due to investor relations and fees and dues as a result of the Company's reduced activity during fiscal 2020 so far.

As at November 30, 2019, we had $520,659 in current liabilities, which is comparable to current liabilities as at August 31, 2018, with additional amounts owing to the Company's President.  Our net cash used in operating activities for the three months ended November 30, 2019 was $2,351 compared to $85,469 used in the three months ended November 30, 2018, due to our efforts to conserve our current cash resources.

Liquidity and Financial Condition

Working Capital	At	At
	November 30,	August 31,
	2019	2019
Current assets	$26,656	$46,245
Current liabilities	520,659	449,270

Working capital surplus/(deficit)	$(494,003	$(455,885)

Cash Flows
	At November 30,	At November 30,
	2019	2018
Cash flows (used in) operating activities	$(2,351)	$(85,469)
Cash flows from investing activities	-	-
Cash flows from financing activities		46,975
Net increase (decrease) in cash during year	$(2,351	$(38,494)

Operating Activities

Net cash used in operating activities was $2,351 in the three months ended November 30, 2019 compared with net cash used in operating activities of $85,469 in the same period in 2018.  The decrease in cash used is the result of our concerted efforts to conserve our current cash resources.

Financing Activities

Net cash provided by financing activities was $Nil in the three months ended November 30, 2019 compared to $46,975 in the same period in 2018.  The cash provided the period ended November 30, 2018 was from issuance of 2,225,000 common shares in private placements.

Investing Activities

Net cash provided in investing activities was $Nil in the three months ended November 30, 2019 compared to $Nil in the same period in 2018.

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

As of November 30, 2019, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2019 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2019, we have incurred a net loss of $422,341 for the year ended August 31, 2019 (net loss $650,055 for the year ended August 31, 2018) and as at August 31, 2019 has incurred cumulative losses of $14,314,159 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
01/14/2020

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
01/14/2020