Form 10-Q
period 2020-02-29
Enertopia Corp.
filed 2020-04-09
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated file [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

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
128,471,700 common shares issued and outstanding as of February 29, 2020

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the six month period ended February 29, 2020 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM BALANCE SHEETS
 (Expressed in U.S. Dollars)

	February 29	August 31
	2019	2019

ASSETS
Current
Cash	$132,077	$9,758
Accounts receivable	599	6,225
Prepaid expenses and deposit	18,788	30,262
Total current assets	151,464	46,245
Total Assets	$151,464	$46,245

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current
Accounts payable	$276,984	$283,430
Loan from related party (Note 5)	-	15,479
Due to related parties (Note 5)	205,390	203,221
Total Current Liabilities	482,374	502,130

STOCKHOLDERS' DEFICIENCY

Common Stock (Note 6)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
128,471,700 common shares at February 29, 2020 and August 31,2019: 127,471,700	128,473	127,473
Additional paid-in capital (Note 7)	13,758,598	13,730,801
Deficit accumulated during the exploration stage	(14,217,981)	(14,314,159)
Total Stockholders' Deficiency	(330,910)	(455,885)
Total Liabilities and Stockholders' Deficiency	$151,464	$46,245

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
 (Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	DEFICIENCY
Balance, August 31, 2018	119,739,931	$119,741	$13,594,497	$(13,891,818)	$(177,580)
Shares issued for Private Placement on September 21	2,225,000	2,225	44,750	-	46,975
Comprehensive income (loss)	-	-	-	(94,799)	(94,799)
Balance, November 30, 2018	121,964,931	121,966	13,639,247	(13,986,617)	(225,404)
Comprehensive income (loss)	-	-	-	(204,456)	(204,456)
Balance, February 28, 2019	121,964,931	121,966	13,639,247	(14,191,073)	(429,860)
Shares issued for Private Placement on March 27	5,506,769	5,507	91,554	-	97,061
Comprehensive income (loss)	-	-	-	(67,128)	(67,128)
Balance, May 31, 2019	127,471,700	127,473	13,730,801	(14,258,201)	(399,927)
Comprehensive income (loss)	-	-	-	(55,958)	(55,958)
Balance, August 31, 2019	127,471,700	127,473	13,730,801	(14,314,159)	(455,885)
Shares issued for LOI on October 28	1,000,000	1,000	10,489	-	11,489
Comprehensive income (loss)	-	-	-	(49,607)	(49,607)
Balance, November 30, 2019	128,471,700	128,473	13,741,290	(14,363,766)	(494,003)
Stock options granted on February 25	-	-	17,308	-	17,308
Comprehensive income (loss)	-	-	-	145,785	145,785
Balance, February 29, 2020	128,471,700	128,473	13,758,598	(14,217,981)	(330,910)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
 (Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 29	February 28	February 29	February 28
	2020	2019	2020	2019

Expenses

Accounting and audit	$15,476	$15,001	$21,825	$26,123
Bank charges and interest expense	517	272	1,062	481
Consulting (Note 5)	-	10,500	10,500	22,950
Mineral exploration costs	1,047	115,360	13,625	124,532
Fees and dues	10,029	7,317	15,739	21,475
Insurance	-	3,140	3,605	6,042
Investor relations	5,754	34,173	11,489	70,382
Legal and professional	5,020	2,748	7,410	4,670
Office and miscellaneous	9	2,471	136	4,023
Research and development	-	4,423	494	4,423
Rent	489	2,375	1,963	3,696
Stock based compensation (Note 7)	17,308	-	17,308	-
Travel	-	5,859	-	8,906

Total expenses	55,649	203,639	105,156	297,703

	(55,649)	(203,639)	(105,156)	(297,703)

Other income (expense)
Foreign exchange gain (loss)	1,434	(817)	1,334	(1,552)
Income from royalty grant (Note 4)	200,000	-	200,000	-

Income (loss) and comprehensive income (loss) for the period	$145,785	$(204,456)	$96,178	$(299,255)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	128,471,700	111,337,357	128,153,019	108,019,434

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
 (Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 29	February 28
	2020	2019
Cash flows used in operating activities

Income (loss)	$96,178	$(299,255)
Changes to reconcile net loss to net cash used in operating activities
Stock based compensation	17,308	-
Shares issued for exploration cost	11,489	-
Interest on loan payable	699	-
Change in non-cash working capital items:
Accounts receivable	5,626	5,149
Prepaid expenses and deposit	11,474	36,286
Accounts payable and accrued liabilities	(6,656)	25,516
Due to related parties	2,169	20,397
Net cash (used in) from operating activities	138,287	(211,907)

Cash flows from financing activities
Repayment of loan from related party	(15,968)	-
Net proceeds from subscriptions received	-	46,975
Net cash (used in) from financing activities	(15,968)	46,975
Increase (Decrease) in cash and cash equivalents	122,319	(164,932)
Cash and cash equivalents, beginning of period	9,758	176,409
Cash and cash equivalents, end of period	$132,077	$11,477

Supplemental information of cash flows
Interest paid in cash	$699	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
February 29, 2020

(Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed interim financial statements for the period ended February 29, 2020 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2019 audited annual financial statements and notes thereto.

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

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $330,910 as at February 29, 2020 ($455,885 as at August 31, 2019).  The Company had income of $96,178 for the six months ended February 29, 2020 (loss of $299,255 for the six months ended February 28, 2019) and as at February 29, 2020 has incurred cumulative losses of $14,217,981 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

Since March 2020, several measures have been implemented in Canada, the United States, and the rest of the world in response to the increased impact from the novel coronavirus ("COVID-19"). While the impact of COVID-19 is expected to be temporary, the current circumstances are dynamic and the impact on our business operations cannot be reasonably estimated at this time. We anticipate this could have an adverse impact on our exploration plans, results of operations, financial position and cash flows during the current fiscal year.

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

In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. The adoption of this ASU is not expected to have a significant impact on the Company's financial statements.

4. MINERAL PROPERTY

During the year ended August 30, 2017 the Company staked lode and placer claims on BLM lands in Esmerelda county Nevada covering approximately 160 Acres subject to adjustment. The Company has a 100% interest in the lands and is only responsible for the yearly maintenance fees to keep its 100% interest. The claims are in good standing until August 31, 2020.

On February 11, 2020 the Company signed a 1% Royalty agreement with respect to any future commercial lithium production from the Company's Clayton Valley, Nevada claims in exchange for $200,000. The Company has a right of first refusal to repurchase the royalty upon any proposed sale by the royalty holder to a third party.

5. RELATED PARTIES TRANSACTION

For the six month period ended February 29, 2020, the Company was party to the following related party transactions:

  Incurred $10,500 (February 28, 2019: $21,000) to the President of the Company in consulting fees. As at February 29, 2020, the accounts payable to the President of the Company was $205,390 (August 31, 2019: $203,221). The President of the Company voluntarily suspended and terminated accrual of consulting fees commencing on December 1, 2019 and continuing until such time as the Company's financial condition permits a resumption of such cost.
  During the year ended August 31, 2019, the Company received a short-term loan from the President of the Company in the amount of CAD$20,000 ($15,301). The loan accrued interest at 10% per annum and had an original term of 90 days, to be repaid, with interest, on October 19, 2019. The loan and the related interest, together amounting to $15,968, was repaid to the President of the Company on February 15, 2020.

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

As at February 29, 2020 the Company had 128,471,700 shares issued and outstanding and as at August 31, 2019, the Company had 127,471,700 shares issued and outstanding.

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

On February 25th, 2020 the Company granted 2,000,000 stock options with cashless provision to a consultant to serve on the Company's Technology Advisory Board. The incentive stock options are valid for two years and exercisable at a price of $0.02 per share. The fair value of these options was estimated as of the date of the grant to be $0.01 per option by using the Black-Scholes option pricing model with the following assumptions: Expected stock price volatility: 163%; Risk-free interest rate: 1.16%; Expected life: 2 years; Dividend yield: 0%.

For the six-month period ended February 29, 2020, the Company recorded $17,308 (February 28, 2019 - $nil) stock based compensation expenses.

A summary of the changes in stock options for the six months ended February 29, 2020 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2018	8,570,000	$0.07
Expired	(250,000)	0.05
Balance, August 31, 2019	8,320,000	$0.07
Expired	(1,000,000)	0.10
Granted	2,000,000	0.02
Balance, February 29, 2020	9,320,000	$0.05

The Company has the following options outstanding and exercisable.

February 29, 2020
	Options outstanding and exercisable
	Number	Remaining
Exercise prices	of shares	contractual life
$0.05	1,100,000	0.65 years
$0.07	800,000	1.56 years
$0.07	1,535,000	1.89 years
$0.07	1,500,000	1.92 years
$0.02	2,000,000	1.99 years
$0.10	500,000	2.17 years
$0.05	800,000	2.66 years
$0.06	535,000	3.20 years
$0.07	550,000	3.23 years

	9,320,000	1.74 years

August 31, 2019
	Options outstanding and exercisable
	Number	Remaining
Exercise prices	of shares	contractual life
$0.07	550,000	3.73 years
$0.06	535,000	3.70 years
$0.05	800,000	3.16 years
$0.10	500,000	2.67 years
$0.07	1,500,000	2.42 years
$0.07	1,535,000	2.39 years
$0.07	800,000	2.05 years
$0.05	1,100,000	1.15 years
$0.10	1,000,000	0.18 years

	8,320,000	2.38 years

*The aggregate intrinsic value for options outstanding and exercisable as at February 29, 2020 was $Nil.

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

A summary of warrants as at February 29, 2020 and August 31, 2019 is as follows:

		Warrants Outstanding
		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2018	40,739,060	$0.06
Expired	(23,034,470)	0.07
Issued	8,436,869	0.04
Balance, August 31, 2019	26,141,459	$0.06
Expired	(8,473,000)	0.06
Balance, February 29, 2020	17,668,459	$0.05

The Company has the following warrants outstanding and exercisable.

Number Outstanding[1]	Exercise Price	Expiry Date
1,891,590	$0.075	May 11, 2020
2,540,000	$0.075	May 25, 2020
4,800,000	$0.050	August 31, 2021
2,427,500	$0.050	September 21, 2021
6,009,369	$0.040	March 27, 2023
17,668,459

1. Each warrant entitles a holder to purchase one common share.

8. SEGMENTED INFORMATION

As at February 29, 2020 and August 31, 2019, the Company is operating its business in one reportable segment: natural resource acquisitions.  All of the Company's material long-lived assets are located in the United States.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CAD$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

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

Since March 2020, several measures have been implemented in Canada, the United States, and the rest of the world in response to the increased impact from the novel coronavirus ("COVID-19"). While the impact of COVID-19 is expected to be temporary, the current circumstances are dynamic and the impact on our business operations cannot be reasonably estimated at this time. We anticipate this could have an adverse impact on our exploration plans, results of operations, financial position and cash flows during the current fiscal year.

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

On December 13th 2019 the Company dropped the LOI with Eagle Plains Resources Ltd.

On December 31st 2019 the Company dropped its Canadian Securities Listing (CSE).

On December 31st 2019 the Company accepted the resignation of directors Kristian Ross and Kevin Brown.

On February 12th 2020 the Company signed a 1% Royalty agreement with respect to any future commercial lithium production from the Company's Clayton Valley, Nevada claims in exchange for $200,000. The Company has a right of first refusal to repurchase the royalty upon any proposed sale by the royalty holder to a third party.

On February 25th 2020 the Company signed Mark Snyder to a one year Technology Advisory Board. Monthly contract rate of $1,000 per month and this issuance of 2,000,000 stock options valid for two years at a strike price of $0.02 per share.

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

Mineral Property

On August 30, 2017, the Company announced the staking of Lode and Placer claims of BLM lands in Esmeralda county Nevada covering approximately 160 Acres subject to adjustment. The Company has a 100% interest in the lands and is only responsible for the yearly maintenance fees to the BLM (estimated to be $2,635) and County (estimated to be $212) to keep its 100% interest.  The claims are in good standing until August 31, 2020.

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

The Company has signed a 1% Royalty agreement with respect to any future commercial lithium production from the Company's Clayton Valley, Nevada claims in exchange for $200,000. These funds are going to assist with the Company's exploration plans. The Company has a right of first refusal to repurchase the royalty upon any proposed sale by the royalty holder to a third party.

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

On November 5, 2018, the Company received an Area of Disturbance permit from the Bureau of Land Management, Nevada, allowing the Company access for a series of diamond drill holes. The diamond drill program consists of 5 diamond drill holes totaling approximately 2,000 feet. The Company expects to use the recovered lithium enriched material for metallurgical and pH solution testing.

The diamond drill program was completed during fiscal 2019. The Company will undertake systematic and thorough solution testing of the drilled lithium enriched horizons. This will enable the Company to map the subsurface horizons as per oxide and reduced horizons and further differentiate the grade of Lithium in solution that can be potentially recovered in a low CAPEX and low-cost extraction methods.

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

We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007. During the term of this agreement, Mr. McAllister is to provide corporate administration and consulting services, such duties and responsibilities to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and supervising office staff and exploration and oil & gas consultants. Mr. McAllister is reimbursed at the rate of $2,000 per month. On December 1, 2008, the consulting fee was increased to $5,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective March 1, 2014, the Company entered into a new Management Consulting Agreement replacing the original agreement with a consulting fee of $6,500 plus GST per month. Effective July 1, 2017, the Company entered into a new Management Consulting Agreement replacing the March 1, 2014 agreement with a consulting fee of $3,500 plus GST per month. On July 31, 2017 Mr. McAllister agreed to be intern CFO until such time as a replacement could be sourced. Mr. McAllister voluntarily suspended and terminated accrual of these consulting fees commencing on December 1, 2019 and continuing until such time as the Company's financial condition permits a resumption of such cost.

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

Results of Operations - Three Months Ended February 29, 2020 and February 28, 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the six month period ended February 29, 2020, which are included herein.

Our operating results for the three months ended February 29, 2020, for the three months ended February 28, 2019 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended February 29, 2020	Three Months Ended February 28, 2019	Change Between Three Month Periods Ended February 29, 2020 and February 28, 2019
Revenue (cost recovery)	$-	$-	$-
Cost of product sales	-	-	-
Other expenses (income)	(1,434)	817	(2,251)
Income from royalty granted	(200,000)	-	(200,000)
General and administrative	1,015	14,117	(13,102)
Investor relations	5,754	34,173	(28,419)
Consulting fees	-	10,500	(10,500)
Fees and dues	10,029	7,317	2,712
Exploration expenses	1,047	115,360	(114,313)
Research and development	-	4,423	(4,423)
Stock based compensation	17,308	-	17,308
Professional fees	20,496	17,749	2,747
Net (income) loss	$(145,785)	$204,456	$(350,241)

Our financial statements report revenue of $Nil for the three months ended February 29, 2020 and February 28, 2019. During the three months ended February 29, 2020, we signed a 1% Royalty agreement with respect to any future commercial lithium production from our Clayton Valley, Nevada claims in exchange for $200,000. This $200,000 will assist the Company with its future exploration plans and was recognized as income. As a result, our financial statements report a net income of $145,785 for the three-month period ended February 29, 2020. This is comparison to a net loss of $204,456 for the three-month period ended February 28, 2019. Our operating costs however during the three months ended February 29, 2020 were $55,649 compared to $203,639 during the three months ended February 28, 2019. The decrease was largely due to exploration and investor relations costs as a result of the Company's reduced activity during fiscal 2020 so far.

Results of Operations - Six Months Ended February 29, 2020 and February 28, 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the six-month period ended February 29, 2020, which are included herein.

Our operating results for the six-month period ended February 29, 2020, for the six month period ended February 28, 2019 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended February 29, 2020	Six Months Ended February 28, 2019	Change Between Six Month Periods Ended February 29, 2020 and February 28, 2019
Revenue (cost recovery)	$-	$-	$-
Cost of product sales	-	-	-
Other expenses (income)	(1,334)	1,552	(2,886)
Income from royalty granted	(200,000)	-	(200,000)
General and administrative	6,766	23,148	(16,382)
Investor relations	11,489	70,382	(58,893)
Consulting fees	10,500	22,950	(12,450)
Fees and dues	15,739	21,475	(5,736)
Exploration expenses	13,625	124,532	(110,907)
Research and development	494	4,423	(3,929)
Stock based compensation	17,308	-	17,308
Professional fees	29,235	30,793	(1,558)
Net (income) loss	$(96,178)	$299,255	$(395,433)

Our accumulated losses were $14,217,981 as at February 29, 2020. Our financial statements report revenue of $Nil for the six months ended February 29, 2020 and February 28, 2019. During 2020, we signed a 1% Royalty agreement with respect to any future commercial lithium production from our Clayton Valley, Nevada claims in exchange for $200,000. This $200,000 will assist the Company with its future exploration plans and was recognized as income. As a result, our financial statements report a net income of $96,178 for the six-month period ended February 29, 2020. This is comparison to a net loss of $299,255 for the six-month period ended February 28, 2019. Our operating costs however during 2020 were $105,156 compared to $297,703 during 2019. The decrease was largely due to exploration and investor relations costs as a result of the Company's reduced activity during fiscal 2020 so far.

As at February 29, 2020, we had $482,374 in current liabilities, which is comparable to current liabilities as at August 31, 2019 ($502,130), with certain liabilities, including the short-term loan to the President of the Company settled during the six months ended February 29, 2020.  Our net cash from operating activities for the six months ended February 29, 2020 was $138,287, primarily as a result of $200,000 received from the royalty agreement with respect to the future commercial lithium production from the Clayton Valley, Nevada claims. During the six months ended February 28, 2019, our cash flow used in operating activities was $211,907.

Liquidity and Financial Condition

Working Capital	At	At
	February 29,	August 31,
	2020	2019
Current assets	$151,464	$46,245
Current liabilities	482,374	449,270

Working capital surplus/(deficit)	$(330,910)	$(455,885)

Cash Flows

	Six Months Ended February 29,	Six Months Ended February 28,
	2020	2019
Cash flows (used in) operating activities	$138,287	$(211,907)
Cash flows from investing activities	-	-
Cash flows from financing activities	(15,968)	46,975
Net increase (decrease) in cash	$122,319	$(164,932)

Operating Activities

Net cash from operating activities was $138,287 in the six-month period ended February 29, 2020. The net cash inflow was primarily the result of the Company's 1% Royalty agreement with respect to any future commercial lithium production from our Clayton Valley, Nevada claims in exchange for $200,000. The cash used in operating activities otherwise was $61,713 compared with net cash used in operating activities of $211,907 in the same period in 2019. The Company lower expenditures were a concerted effort to conserve its cash resources until financing could be arranged.

Financing Activities

Net cash used in financing activities during the six months ended February 29, 2020 was $15,968, representing the repayment of the short-term loan from the Company's President. During the six months ended February 28, 2019, the cash from financing activities was $46,975 from issuance of 2,225,000 common shares in private placements.

Investing Activities

Net cash provided in investing activities was $Nil in the six month period ended February 29, 2020 compared to $Nil in the same period in 2019.

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

As of February 29, 2020, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six month period ended February 29, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2019 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2019, we incurred a net loss of $422,341 for the year ended August 31, 2019 (net loss $650,055 for the year ended August 31, 2018) and as at August 31, 2019 had incurred cumulative losses of $14,314,159 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

Our common stock is quoted on the OTCQB electronic quotation service operated by OTC Markets Group Inc. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

During fiscal 2020, the Company delisted its shares from the Canadian Stock Exchange. During the current quarter, our shares were moved from OTCQB to the OTC Pink Markets.

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

Item 6. Exhibits

Exhibit Number	Description

(i) Articles of Incorporation; and (ii) Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - Principal Executive Officer
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - Principal Financial Officer and Principal Accounting Officer
32.1	Section 1350 Certifications - Principal Executive Officer
32.2	Section 1350 Certifications - Principal Financial Officer and Principal Accounting Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
04/09/2020

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
04/09/2020