Form 10-Q
period 2020-05-31
Enertopia Corp.
filed 2020-07-14
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

Or

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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
128,471,700 common shares issued and outstanding as of May 31, 2020

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the nine month period ended May 31, 2020 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31	August 31
	2020	2019

ASSETS
Current
Cash	$92,783	$9,758
Accounts receivable	855	6,225
Prepaid expenses and deposit	10,939	30,262
Total current assets	104,577	46,245
Total Assets	$104,577	$46,245

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current
Accounts payable	$271,769	$283,430
Loan from related party (Note 5)	-	15,479
Due to related parties (Note 5)	194,515	203,221
Total Current Liabilities	466,284	502,130

STOCKHOLDERS' DEFICIENCY

Common Stock (Note 6)

Authorized: 200,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 128,471,700 common shares at May 31, 2020 and August 31,2019: 127,471,700	128,473	127,473
Additional paid-in capital (Note 7)	13,758,598	13,730,801
Deficit accumulated during the exploration stage	(14,248,778)	(14,314,159)
Total Stockholders' Deficiency	(361,707)	(455,885)
Total Liabilities and Stockholders' Deficiency	$104,577	$46,245

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	DEFICIENCY
Balance, August 31, 2018	119,739,931	$119,741	$13,594,497	$(13,891,818)	$(177,580)

Shares issued for Private Placement on September 21	2,225,000	2,225	44,750	-	46,975
Comprehensive income (loss)	-	-	-	(94,799)	(94,799)

Balance, November 30, 2018	121,964,931	121,966	13,639,247	(13,986,617)	(225,404)

Comprehensive income (loss)	-	-	-	(204,456)	(204,456)

Balance, February 28, 2019	121,964,931	121,966	13,639,247	(14,191,073)	(429,860)

Shares issued for Private Placement on March 27	5,506,769	5,507	91,554	-	97,061

Comprehensive income (loss)	-	-	-	(67,128)	(67,128)

Balance, May 31, 2019	127,471,700	127,473	13,730,801	(14,258,201)	(399,927)

Comprehensive income (loss)	-	-	-	(55,958)	(55,958)

Balance, August 31, 2019	127,471,700	127,473	13,730,801	(14,314,159)	(455,885)

Shares issued for LOI on October 28	1,000,000	1,000	10,489	-	11,489

Comprehensive income (loss)	-	-	-	(49,607)	(49,607)

Balance, November 30, 2019	128,471,700	128,473	13,741,290	(14,363,766)	(494,003)

Stock options granted on February 25	-	-	17,308	-	17,308

Comprehensive income (loss)	-	-	-	145,785	145,785

Balance, February 29, 2020	128,471,700	128,473	13,758,598	(14,217,981)	(330,910)

Comprehensive income (loss)	-	-	-	(30,797)	(30,797)

Balance, May 31, 2020	128,471,700	128,473	13,758,598	(14,248,778)	(361,707)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31	May 31	May 31	May 31
	2020	2019	2020	2019

Expenses

Accounting and audit	$8,006	$13,896	$29,831	$40,019
Bank charges and interest expense	321	307	1,383	788
Consulting (Note 5)	13,322	10,500	23,822	33,450
Mineral exploration costs	1,046	1,007	14,671	125,539
Fees and dues	1,959	7,543	17,698	29,018
Insurance	-	2,994	3,605	9,036
Investor relations	6,677	20,460	18,166	90,842
Legal and professional	780	1,628	8,190	6,298
Office and miscellaneous	802	666	938	4,689
Research and development	266	6,163	760	10,586
Rent	-	1,462	1,963	5,158
Stock based compensation	-	-	17,308	-
Travel	-	1,764	-	10,670

Total expenses	33,179	68,390	138,335	366,093

	(33,179)	(68,390)	(138,335)	(366,093)

Other income (expense)
Foreign exchange gain (loss)	2,382	1,262	3,716	(290)
Income from royalty grant (Note 4)	-	-	200,000	-

Income (loss) and comprehensive income (loss) for the period	$(30,797)	$(67,128)	$65,381	$(366,383)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	128,471,700	123,276,066	128,260,021	123,104,913

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. Dollars)

	NINE MONTHS ENDED
	May 31	May 31
	2020	2019
Cash flows used in operating activities

Income (loss)	$65,381	$(366,383)
Changes to reconcile net loss to net cash used in operating activities
Stock based compensation	17,308	-
Shares issued for exploration cost	11,489	-
Interest on loan payable	699	-
Income from royalty grant	(200,000)	-
Change in non-cash working capital items:
Accounts receivable	5,370	2,677
Prepaid expenses and deposit	19,323	42,989
Accounts payable and accrued liabilities	(11,871)	(756)
Due to related parties	(8,706)	15,230
Net cash used in operating activities	(101,007)	(306,243)

Cash flows from investing activities
Proceeds from sale of royalty grant	200,000	-
Net cash from investing activities	200,000	-

Cash flows from financing activities
Repayment of loan from related party	(15,968)	-
Net proceeds from subscriptions received	-	144,036
Net cash (used in) from financing activities	(15,968)	144,036
Increase (Decrease) in cash and cash equivalents	83,025	(162,207)
Cash, beginning of period	9,758	176,409
Cash, end of period	$92,783	$14,202

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2020

(Expressed in U.S. Dollars)

1.        ORGANIZATION

The unaudited condensed interim financial statements for the period ended May 31, 2020 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2019 audited annual financial statements and notes thereto.

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

2.        GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $361,707 as at May 31, 2020 ($455,885 as at August 31, 2019).  The Company had income of $65,381 for the nine months ended May 31, 2020 (loss of $366,383 for the nine months ended May 31, 2019) and as at May 31, 2020 has incurred cumulative losses of $14,248,778 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

Since March 2020, several measures have been implemented in Canada, the United States, and the rest of the world in response to the increased impact from the novel coronavirus ("COVID-19"). While the impact of COVID-19 is expected to be temporary, the current circumstances are dynamic and the impact on our business operations cannot be reasonably estimated at this time. We anticipate this could have an adverse impact on our exploration plans, results of operations, financial position and cash flows.

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

5. RELATED PARTIES TRANSACTION

For the nine month period ended May 31, 2020, the Company was party to the following related party transactions:

  Incurred $10,500 (May 31, 2019: $31,500) to the President of the Company in consulting fees. As at May 31, 2020, the accounts payable to the President of the Company was $194,515 (August 31, 2019: $203,221). The President of the Company voluntarily suspended and terminated accrual of consulting fees commencing on December 1, 2019 and continuing until such time as the Company's financial condition permits a resumption of such cost.
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

As at May 31, 2020 the Company had 128,471,700 shares issued and outstanding and as at August 31, 2019, the Company had 127,471,700 shares issued and outstanding.

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

For the nine-month period ended May 31, 2020, the Company recorded $17,308 (May 31, 2019 - $nil) stock based compensation expenses.

A summary of the changes in stock options for the nine months ended May 31, 2020 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2018	8,570,000	$0.07
Expired	(250,000)	0.05
Balance, August 31, 2019	8,320,000	$0.07
Expired	(1,000,000)	0.10
Granted	2,000,000	0.02
Balance, May 31, 2020	9,320,000	$0.05

The Company has the following options outstanding and exercisable.

May 31, 2020
	Options outstanding and exercisable
	Number	Remaining
Exercise prices	of shares	contractual life
$0.05	1,100,000	0.40 years
$0.07	800,000	1.31 years
$0.07	1,535,000	1.64 years
$0.07	1,500,000	1.67 years
$0.02	2,000,000	1.74 years
$0.10	500,000	1.92 years
$0.05	800,000	2.41 years
$0.06	535,000	2.95 years
$0.07	550,000	2.98 years
	9,320,000	1.72 years

August 31, 2019
	Options outstanding and exercisable
	Number	Remaining
Exercise prices	of shares	contractual life
$0.07	550,000	3.73 years
$0.06	535,000	3.70 years
$0.05	800,000	3.16 years
$0.10	500,000	2.67 years
$0.07	1,500,000	2.42 years
$0.07	1,535,000	2.39 years
$0.07	800,000	2.05 years
$0.05	1,100,000	1.15 years
$0.10	1,000,000	0.18 years
	8,320,000	2.38 years

*The aggregate intrinsic value for options outstanding and exercisable as at May 31, 2020 was $Nil.

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

A summary of warrants as at May 31, 2020 and August 31, 2019 is as follows:

		Warrants Outstanding
		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2018	40,739,060	$0.06
Expired	(23,034,470)	0.07
Issued	8,436,869	0.04
Balance, August 31, 2019	26,141,459	$0.06
Expired	(12,904,590)	0.06
Balance, February 29, 2020	13,236,869	$0.05

The Company has the following warrants outstanding and exercisable.

Number Outstanding[1]	Exercise Price	Expiry Date
4,800,000	$0.050	August 31, 2021
2,427,500	$0.050	September 21, 2021
6,009,369	$0.040	March 27, 2023
13,236,869

1. Each warrant entitles a holder to purchase one common share.

8. SEGMENTED INFORMATION

As at May 31, 2020 and August 31, 2019, the Company is operating its business in one reportable segment: natural resource acquisitions.  All of the Company's material long-lived assets are located in the United States.

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

The Company has signed a 1% Royalty agreement with respect to any future commercial lithium production from the Company's Clayton Valley, Nevada claims in exchange for $200,000. These funds are going to assist with the Company's exploration plans. The Company has a right of first refusal to repurchase the royalty upon any proposed sale by the royalty holder to a third party. On April 2, 2020 the Company announced it's maiden 43-101 Lithium resource report which can be found at the Company's website www.enertopia.com

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

Results of Operations - Three Months Ended May 31, 2020 and May 31, 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month period ended May 31, 2020, which are included herein.

Our operating results for the three months ended May 31, 2020, for the three months ended May 31, 2019 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019	Change Between Three Month Periods Ended May 31, 2020 and May 31, 2019
Revenue (cost recovery)	$-	$-	$-
Cost of product sales	-	-	-
Other expenses (income)	(2,382)	(1,262)	(1,120)
Income from royalty granted	-	-	-
General and administrative	1,123	7,193	(6,070)
Investor relations	6,677	20,460	(13,783)
Consulting fees	13,322	10,500	2,822
Fees and dues	1,959	7,543	(5,584)
Exploration expenses	1,046	1,007	39
Research and development	266	6,163	(5,897)
Stock based compensation	-	-	-
Professional fees	8,786	15,524	(6,738)
Net (income) loss	$30,797	$67,128	$(36,331)

Our financial statements report revenue of $Nil for the three months ended May 31, 2020 and May 31, 2019. Our financial statements report a net loss of $30,797 for the three-month period ended May 31, 2020. This is comparison to a net loss of $67,128 for the three-month period ended May 31, 2019. Our operating costs however during the three months ended May 31, 2020 were $33,179 compared to $68,390 during the three months ended May 31, 2019. The decrease was largely due to lower G&A, research and development investor relations costs as a result of the Company's reduced activity during fiscal 2020 so far.

Results of Operations - Nine Months Ended May 31, 2020 and May 31, 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the nine-month period ended May 31, 2020, which are included herein.

Our operating results for the nine-month period ended May 31, 2020, for the nine month period ended May 31, 2019 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended May 31, 2020	Nine Months Ended May 31, 2019	Change Between Nine Month Periods Ended May 31, 2020 and May 31, 2019
Revenue (cost recovery)	$-	$-	$-
Cost of product sales	-	-	-
Other expenses (income)	(3,716)	290	(4,006)
Income from royalty granted	(200,000)	-	(200,000)
General and administrative	7,889	30,341	(22,452)
Investor relations	18,166	90,842	(72,676)
Consulting fees	23,822	33,450	(9,628)
Fees and dues	17,698	29,018	(11,320)
Exploration expenses	14,671	125,539	(110,868)
Research and development	760	10,586	(9,826)
Stock based compensation	17,308	-	17,308
Professional fees	38,021	46,317	(8,296)
Net (income) loss	$(65,381)	$366,383	$(431,764)

Our accumulated losses were $14,248,778 as at May 31, 2020. Our financial statements report revenue of $Nil for the nine months ended May 31, 2020 and May 31, 2019. During 2020, we signed a 1% Royalty agreement with respect to any future commercial lithium production from our Clayton Valley, Nevada claims in exchange for $200,000. This $200,000 will assist the Company with its future exploration plans and was recognized as income. As a result, our financial statements report a net income of $65,381 for the nine-month period ended May 31, 2020. This is comparison to a net loss of $366,383 for the nine-month period ended May 31, 2019. Our operating costs however during 2020 were $138,335 compared to $366,093 during 2019. The decrease was largely due to exploration and investor relations costs as a result of the Company's reduced activity during fiscal 2020 so far.

As at May 31, 2020, we had $466,284 in current liabilities, which is comparable to current liabilities as at August 31, 2019 ($502,130), with certain liabilities, including the short-term loan to the President of the Company settled during the nine months ended May 31, 2020.  Our net cash used in operating activities for the nine months ended May 31, 2020 was $101,007 compared to  $306,243 for the nine months ended May 31, 2019, due to our efforts to conserve our current cash resources.

Liquidity and Financial Condition

Working Capital	At	At
	May 31,	August 31,
	2020	2019
Current assets	$104,577	$46,245
Current liabilities	466,284	502,130

Working capital surplus/(deficit)	$(361,707)	$(455,885)

Cash Flows
	Nine Months Ended May 31,	Nine Months Ended May 31,
	2020	2019
Cash flows used in operating activities	$(101,007)	$(306,243)
Cash flows from investing activities	200,000	-
Cash flows from financing activities	(15,968)	144,036
Net increase (decrease) in cash	$83,025	$(162,207)

Operating Activities

Net cash used in operating activities was $101,007 in the nine-month period ended May 31, 2020 compared with $306,243 in the same period in 2019. The Company's lower expenditures were a concerted effort to conserve its cash resources until financing could be arranged.

Financing Activities

Net cash used in financing activities during the nine months ended May 31, 2020 was $15,968, representing the repayment of the short-term loan from the Company's President. During the nine months ended May 31, 2019, the cash from financing activities was $144,036 from issuance of 7,731,769 common shares in private placements.

Investing Activities

Net cash provided in investing activities was $200,000 in the nine month period ended May 31, 2020 compared to $Nil in the same period in 2019. The net cash inflow was primarily the result of the Company's 1% Royalty agreement with respect to any future commercial lithium production from our Clayton Valley, Nevada claims.

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

As of May 31, 2020, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine month period ended May 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During fiscal 2020, the Company delisted its shares from the Canadian Stock Exchange. During the second quarter, our shares were moved from OTCQB to the OTC Pink Markets.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
07/14/2020

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
07/14/2020