Form 10-K
period 2020-08-31
Enertopia Corp.
filed 2020-11-04
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2020 [115,569,931] was 1,271,269 based on a $0.011 closing price for the Common Stock on February 28, 2020. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

128,471,700 common shares as of October 30, 2020

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

On February 25th 2020 the Company signed Mark Snyder to a one year Technology Advisory Board. Monthly contract rate of $1,000 per month and the issuance of 2,000,000 stock options valid for two years at a strike price of $0.02 per share.

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

On August 14,2017 the Company announced the appointment of Davidson and Company, LLP, Chartered Professional Accountants as its new independent registered auditing firm which replaced MNP LLP independent registered auditing firm.

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

Mineral Property

On August 30, 2017, the Company announced the staking of Lode and Placer claims of BLM lands in Esmeralda county Nevada covering approximately 160 Acres subject to adjustment. The Company has an 100% interest in the lands and is only responsible for the yearly maintenance fees to the BLM and County due annually every September 1 and November 1, 2020 to keep its 100% interest (total estimated amount of less than $3,000).  During the year ending August 31, 2020, the Company paid $2,805 in maintenance fees to BLM and $228 in County fees.  The claims are in good standing until August 31, 2021.  During the year ended August 31, 2020, the Company incurred total exploration costs, including, and assaying of $16,732.

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

During the year ended August 31,2020, the Company released its inaugural 43-101 Resource on April 2, 2020 this report can be viewed at sedar.ca and at the company's website enertopia.com.

The Company continues with solutions testing, running pre-strip reagent testing to control impurity levels in the Upper Oxide and Reduced drilled horizons, to determine how various pH levels with different reagents impact the impurities in each claystone zone. This will allow the Company to see if pre-stripping the impurities prior to making its synthetic brine is a viable option. This appears to be the case as the potential loss of lithium was below the detection limits in all pre-stripping tests, as described below. The Company continues to evaluate off the shelf technology to determine the preferred methods for potentially producing commercial products from the processing of synthetic brines.

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

Research and Development

We have incurred $16,431 in research and development expenditures over the last two fiscal years.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2020 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2020, we have incurred cumulative losses of $14,277,091 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board and the OTC Pink quotation service under the symbol "ENRT." Our CUSIP number is 29277Q1047.  On December 31, 2019 the Company dropped its Canadian Securities Exchange (CSE) listing.

The following quotations reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock on the OTCQB quotation service and Over-the-Counter Bulletin Board for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2020	$0.018	$0.009
May 2020	$0.029	$0.005
February 2020	$0.063	$0.002
November 2019	$0.013	$0.005

Quarter Ended(1)	High	Low
August 2019	$0.017	$0.009
May 2019	$0.035	$0.011
February 2019	$0.033	$0.017
November 2018	$0.037	$0.018

(1) The quotations above were obtained from Yahoo Finance, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On October 29, 2020, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.0287. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

The high and low bid prices (given in Canadian Dollars) of our common stock on the Canadian Securities Exchange for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
November 2019	$0.015	$0.005
August 2019	$0.03	$0.01
May 2019	$0.035	$0.015
February 2019	$0.035	$0.02
November 2018	$0.04	$0.025

(1) The quotations above were obtained from TD Waterhouse Investor Services and/or stockcharts.com, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of November 21, 2019, there were 586 holders of record of our common stock. As of October 30, 2020, 128,471,700 common shares were issued and outstanding.

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

Equity Compensation Plan Information
Plan category Equity compensation plans approved by Security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2014 Stock Option Plan approved by security holders	9,320,000	$0.06	8,080,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2020.

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

Plan of Operation

During the next twelve month period (beginning September 1, 2020), we intend to:

• identify and secure sources of equity and/or debt financing for property payments;

• identify and secure sources of equity and/or debt financing for resource acquisitions;

• identify and secure sources of equity and/or debt financing for continued testing for Lithium technology

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2020
Expense	Amount ($)
Mineral Costs	5,000
Bench Tests for Lithium Technology	5,000
Resource Acquisitions and or Drilling	200,000
Management Consulting Fees	25,000
Professional fees	50,000
Rent	10,000
Other general administrative expenses	30,000
Total	$ 325,000

As at the date of this annual report, we do not have sufficient cash on hand to finance our entire potential and estimated $325,000 cash obligation to the proposed spending for the 12 months beginning September 1, 2020. Based on our current cash position of $45,528, we anticipate that we will require approximately $280,000 in additional cash to execute our business plan.  In the event that we are unable raise sufficient cash we intend to reduce our planned expenditures to accommodate our means with a view toward prioritizing revenue generating activity and fulfilling our public reporting obligations. As at the date of this registration statement we have no financing arrangements in place.

Results of Operations for our Years Ended August 31, 2020 and 2019

Our net income (loss) and comprehensive income (loss) for our year ended August 31, 2020, for our year ended August 31, 2019 and the changes between those periods for the respective items are summarized as follows:

	Year Ended August 31, 2020 $	Year Ended August 31, 2019 $	Change Between Year Ended August 31, 2020 and Year Ended August 31, 2019 $
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Non-operating (Income) Expenses	(204,268)	3,380	(207,648)
Exploration Costs	16,732	122,423	(105,691)
Consulting Fees	26,822	49,873	(23,051)
Professional Fees	57,002	61,371	(4,369)
Fees and dues	19,851	34,858	(15,007)
Investor relations	22,510	101,668	(79,158)
Research and Development	1,702	14,729	(13,027)
Stock-based Compensation	17,308	-	17,308

	Year Ended August 31, 2020 $	Year Ended August 31, 2019 $	Change Between Year Ended August 31, 2020 and Year Ended August 31, 2019 $
Other administrative costs	8,209	34,039	(25,830)
Net (income) loss	(34,132)	422,341	(456,473)

During the year ended August 31, 2020, we signed a 1% Royalty agreement with respect to any future commercial lithium production from our Clayton Valley, Nevada claims in exchange for $200,000. This $200,000 will assist the Company with its future exploration plans and was recognized as income. As a result, our financial statements report a net income of $34,132 for the year ended August 31, 2020. This is comparison to a net loss of $422,341 for the year ended August 31, 2019. Our operating costs however during the year ended August 31, 2020 were $170,136 compared to $418,961 during the year ended August 31, 2019. The decrease in costs were primarily attributable to the lower level of activity for the year ended August 31, 2020 compared to August 31, 2019. The Company incurred significantly lower costs for its investor relation program (2020 - $22,510; 2019 - $101,668). Also during the year ended August 31, 2019, the Company conducted drilling on its Clayton Valley project resulting in higher exploration costs during that year (2020 - $16,732; 2019 - $122,423).

Liquidity and Financial Condition

Working Capital	At	At
	August 31	August 31
	2020	2019
Current assets	$86,214	$46,245
Current liabilities	479,170	502,130

Working capital surplus/(deficit)	$(392,956)	$(455,885)

Cash Flows	Year Ended
	August 31	August 31,
	2020	2019
Cash flows (used in) operating activities	$(127,109)	(325,988)
Cash flows from investing activities	178,847	-
Cash flows from (used in) financing activities	(15,968)	159,337
Net increase (decrease) in cash during year	$35,770	$(166,651)

Operating Activities

Net cash used in operating activities was $127,109 for the year ended August 31, 2020 compared with cash used in operating activities of $325,988 in 2019. The decrease in net cash used in operating activities is due to the overall reduction in cost as described above.

Investing Activities

Net cash provided in investing activities was $178,847 for the year ended August 31, 2020 compared to $Nil in the same period in 2019. The net cash inflow was primarily the result of the Company's 1% Royalty agreement with respect to any future commercial lithium production from our Clayton Valley, Nevada claims.

Financing Activities

Net cash used in financing activities was 15,968 for the year ended August 31, 2020 compared to net cash provided by financing activities of $159,337 in the same period in 2019.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had a working capital deficit of $392,956 as at August 31, 2020 (2019 - $455,885).  As at August 31, 2020, the Company has incurred cumulative losses of $14,280,027. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our Company's ability to continue as a going concern. Management's plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is exceptionally difficult.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Enertopia Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Enertopia Corp. (the "Company"), as of August 31, 2020 and 2019, and the related statements of stockholders' deficiency, operations and cash flows for the years ended August 31, 2020 and 2019, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of Enertopia Corp. as of August 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended August 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

October 30, 2020

ENERTOPIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31	August 31
	2020	2019

ASSETS
Current
Cash	$45,528	$9,758
Marketable securities (Note 4)	24,354	-
Accounts receivable	1,508	6,225
Prepaid expenses and deposit	14,824	30,262
Total Assets	$86,214	$46,245

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current
Accounts payable	$290,336	$283,430
Loan from related party (Note 6)	-	15,479
Due to related parties (Note 6)	188,834	203,221
Total Liabilities	479,170	502,130

STOCKHOLDERS' DEFICIENCY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
128,471,700 common shares at August 31, 2020 and August 31,2019: 127,471,700	128,473	127,473
Additional paid-in capital (Note 7)	13,758,598	13,730,801
Deficit	(14,280,027)	(14,314,159)
Total Stockholders' Deficiency	(392,956)	(455,885)
Total Liabilities and Stockholders' Deficiency	$86,214	$46,245

Commitments (Note 9)
Subsequent Events (Note 12)

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, August 31, 2018	119,739,931	$119,741	$13,594,497	$(13,891,818)	$(177,580)

Shares issued for Private Placement on September 21	2,225,000	2,225	44,750	-	46,975

Shares issued for Private Placement on March 27	5,506,769	5,507	91,554	-	97,061

Comprehensive loss	-	-	-	(422,341)	(422,341)

Balance, August 31, 2019	127,471,700	$127,473	$13,730,801	$(14,314,159)	$(455,885)

Shares issued for LOI on October 28	1,000,000	1,000	10,489	-	11,489

Share based compensation	-	-	17,308	-	17,308

Comprehensive income	-	-	-	34,132	34,132

Balance, August 31, 2020	128,471,700	$128,473	$13,758,598	$(14,280,027)	$(392,956)

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Year Ended
	August 31	August 31
	2020	2019

Expenses
Accounting and audit	48,314	54,196
Bank charges and interest expense	1,651	1,192
Consulting (Note 6)	26,822	49,873
Mineral exploration costs	16,732	122,423
Fees and dues	19,851	34,858
Insurance	3,605	12,031
Investor relations	22,510	101,668
Legal and professional	8,688	7,175
Office and miscellaneous	990	4,016
Research and development	1,702	14,729
Rent	1,963	6,627
Stock-based compensation (Note 8)	17,308	-
Travel	-	10,173
Total expenses	170,136	418,961
Loss for the year before other items	(170,136)	(418,961)

Other income (expense)
Foreign exchange gain (loss)	1,067	(3,380)
Unrealized gain on marketable securities	3,201	-
Income from royalty granted (Note 5)	200,000	-

Income (loss) and comprehensive income (loss) for the year	$34,132	$(422,341)

Basic and diluted income (loss) per share	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	128,313,230	124,205,582

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Year Ended
	August 31	August 31
	2020	2019
Cash flows used in operating activities
Loss	$34,132	$(422,341)
Changes to reconcile net loss to net cash used in operating activities
Shares issued for exploration cost	11,489	-
Interest expense on loan	699	178
Stock-based compensation	17,308
Unrealized gain on marketable securities	(3,201)	-
Income from royalty grant	(200,000)	-
Change in non-cash working capital items:
Accounts receivable	4,717	1,279
Prepaid expenses and deposit	15,438	57,515
Accounts payable and accrued liabilities	6,696	5,394
Due to related parties	(14,387)	31,987

Net cash (used in) operating activities	(127,109)	(325,988)

Cash flows from investing activities
Purchase of marketable securities	(21,153)	-
Proceeds from sale of royalty grant	200,000	-
Net cash from investing activities	178,847	-

Cash flows from financing activities
Proceeds from loan from related party	-	15,301
Repayment of loan from related party	(15,968)	-
Net proceeds from subscriptions received	-	144,036
Net cash from financing activities	(15,968)	159,337

Increase (Decrease) in cash	35,770	(166,651)
Cash, beginning of year	9,758	176,409
Cash, end of year	$45,528	$9,758

Supplemental information of cash flows
Interest paid in cash	$666	$-

The accompanying notes are an integral part of these financial statements

ENRTOPIA CORP.

NOTES TO FINANCIAL STATEMENTS
August 31, 2020

(Expressed in U.S. Dollars)

1. ORGANIZATION

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company was an independent natural resource company engaged in the exploration, development and acquisition of natural resources in the United States and Canada.  In the fiscal year 2010, the Company shifted its strategic plan from its non-renewable energy operations to its planned renewable energy operations and natural resource acquisition and development. In late summer of 2013, the Company had another business sector in alternative health and wellness. During spring of 2016, the Company shifted its strategic plan to natural resource acquisitions and Lithium brine extraction technology. The Company's office is located in Kelowna, B.C., Canada.

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $392,956 as at August 31, 2020 (2019 - $455,885). As at August 31, 2020 the Company has incurred cumulative losses of $14,280,027 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

e. Earnings Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC 220 "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive. Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards.

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

The Company's financial instruments consist primarily of cash, marketable securities, accounts receivable, accounts payable, loan from related party and due to related parties. The carrying amounts of these financial instruments approximate their fair values due to their short maturities. Cash and marketable securities are in level 1 within the fair value hierarchy.

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

j. Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, "Asset Retirement and Environmental Obligations". ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company does not believe it has any asset retirement obligation as of August 31, 2020 and 2019.

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

p. New Accounting Pronouncements

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

4. MARKETABLE SECURITIES

Marketable securities consists of the Company's investment in units of Grayscale Bitcoin Trust acquired for net cost of $21,153. As at August 31, 2020, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2019	-
Additions - cost	21,153
Unrealized gain	3,201
Balance, August 31, 2020	24,354

5. MINERAL PROPERTY

During the year ended August 30, 2017 the Company staked lode and placer claims on BLM lands in Esmerelda county Nevada covering approximately 160 Acres subject to adjustment. The Company has a 100% interest in the lands and is only responsible for the yearly maintenance fees to keep its 100% interest. The claims are in good standing until August 31, 2021.

On October 28, 2019, the Company signed an LOI with Eagle Plains Resources Ltd. ("Eagle Plains") to earn up to 75% interest in the Pine Channel gold project in Saskatchewan, Canada (the "Pine Channel SK Property"). The terms of the LOI included periodic payments cash payments, exploration expenditures, as well as issuance of common shares of the Company. Upon signing the LOI, the Company issued 1,000,000 of its common shares to Eagle Plains, valued at $11,489.

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

6. RELATED PARTY TRANSACTIONS

For the year ended August 31, 2020, the Company was party to the following related party transactions with key management personnel, which consists of the President and Chief Executive Officer of the Company and its directors:

  Incurred $10,500 (2019 - $42,000) to the President of the Company in consulting fees (Note 8).  As at August 31, 2019, the accounts payable to the President of the Company was $188,834 (2019: $203,221)
  Repaid a short-term loan from the President of the Company in the amount of CAD$21,156 including accrued interest ($15,968).
  Incurred $Nil (2019: $395) to a director of the Company.

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

On October 28, 2019 the Company issued 1,000,000 shares to Eagle Plains Resources Ltd upon entering LOI (Note 4).

As at August 31, 2020 the Company had 128,471,700 shares issued and outstanding (2019 - 127,471,700).

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

On February 25, 2020 the Company granted 2,000,000 stock options to a consultant of the Company with an exercise price of $0.02, expiring February 25, 2022.

For the year ended August 31, 2020, the Company recorded $17,308 (2019 - $Nil) stock-based compensation expense.

A summary of the changes in stock options is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2018	8,570,000	$0.07
Expired	(250,000)	0.06
Balance, August 31, 2019	8,320,000	$0.07
Granted	2,000,000	0.02
Expired	(1,000,000)	0.10
Balance, August 31, 2020	9,320,000	$0.06

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2020	August 31, 2019
Expected volatility	163%	N/A
Risk-free interest rate	1.16%	N/A
Expected life	2 years	N/A
Dividend yield	NIL	N/A
Estimated fair value per option	$0.01	N/A

The Company has the following options outstanding and exercisable.

August 31, 2020
	Options outstanding and exercisable
	Number	Remaining
Exercise prices	of shares	contractual life (years)
$0.07	550,000	2.73
$0.06	535,000	2.70
$0.05	800,000	2.16
$0.10	500,000	1.67
$0.02	2,000,000	1.49
$0.07	1,500,000	1.42
$0.07	1,535,000	1.39
$0.07	800,000	1.05
$0.05	1,100,000*	0.15
	9,320,000	1.48

The aggregate intrinsic value for options outstanding and exercisable as at August 31, 2020 was $Nil.

* Expired subsequent to the year ended August 31, 2020.

Warrants

There were no warrants issued during the year ended August 31, 2020.

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

A summary of changes in warrants is presented below:

		Warrants Outstanding
		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2018	40,739,060	$0.06
Expired	(23,034,470)	0.07
Issued	8,436,869	0.04
Balance, August 31, 2019	26,141,459	$0.06
Expired	(12,904,590)	0.07
Balance, August 31, 2020	13,236,869	$0.05

The Company has the following warrants outstanding and exercisable:

Number Outstanding[1]	Exercise Price	Expiry Date
6,009,369	$0.040	March 27, 2023
2,427,500	$0.050	September 21, 2021
4,800,000	$0.050	August 31, 2021
13,236,869

1Each warrant entitles a holder to purchase one common share.

9. COMMITMENTS

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $3,500 per month plus goods and services tax ("GST") on a continuing basis. The President voluntarily suspended and terminated accrual of these consulting fees commencing on December 1, 2019 and continuing until such time as the Company's financial condition permits a resumption of such cost.

10. INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory income tax rates to income tax benefit at the Company's effective tax rates at August 31, 2020 and 2019:

	August 31, 2020	August 31, 2019

Income (loss) before taxes	$34,132	$(422,341)
Statutory tax rate	21.0%	21.0%
Expected income tax expense (recovery)	7,168	(88,692)
Non-deductible items	3,635	-
Change in enacted rates and other	4,441	-
Change in valuation allowance	(15,244)	88,692
Income tax expense (recovery)	$-	$-

Deferred taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes.  Deferred tax assets (liabilities) at August 31, 2020 and 2019 are comprised of the following:

	August 31, 2020	August 31, 2019

Net operating loss carry forwards	$2,776,534	$2,787,648
Marketable securities	583	5,698
Financing costs	2,195	4,725
Intangible assets	4,725	4,725
Mineral property	49,330	45,816
Capital loss carry forwards	4,526	4,526
	2,837,893	2,853,138
Valuation allowance	2,837,893	2,853,138
Deferred tax assets (liabilities)	$-	$-

The Company has net operating loss carry forwards of approximately $13,220,000 (2019 - 13,275,000) which may be carried forward to 2025 and onwards to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years. Future tax assets have not been recognized because it is not probable that future taxable profit will be available against which the Company can utilize the benefits therefrom.

11. SEGMENTED INFORMATION

As at August 31, 2020 and August 31, 2019, the Company is operating its business in one reportable segment: natural resource acquisitions.

12. SUBSEQUENT EVENTS

On October 29, 2020 the Company signed a 1% royalty agreement with respect to any future commercial lithium production from the Company's Clayton Valley, Nevada claims in exchange for $250,000. The Company has a right of first refusal to repurchase the royalty upon any proposed sale by the royalty holder to a third party.

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

As of August 31, 2020, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our interim chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2020, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President, Chief Executive Officer, Chief Financial Officer and Director	60	November 2007 April 14, 2008
Kristian Ross*	Director	69	July 31, 2017
Kevin Brown*	Director	55	October 23, 2015

On December 31, 2019 Directors Kevin Brown and Kristian Ross resigned as Directors of the Company

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

On December 31, 2019 Kevin Brown and Kristian Ross resigned as Directors but remained on as Advisors.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2020, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Nomination Process

As of August 31, 2020, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2020 and 2019; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2020 and 2019 who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert McAllister(1) President and Director	2020 2019	$10,500 $42,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$10,500 $42,000
Kristian Ross Director	2020 2019	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Kevin Brown Director	2020 2019	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

On February 25, 2020, the Company granted 2,000,000 stock options to a consultant of the Company with an exercise price of $0.02, expiring February 25, 2022.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert McAllister	500,000			$0.07	2022/01/20

Option Exercises

During our fiscal year ended August 31, 2020, there were Nil (2018 - 610,000) stock options exercised.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 30, 2020, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert McAllister Kelowna, British Columbia, Canada	7,605,000(1)	5.92%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 21, 2020. As of November 21, 2020, there were 128,471,700 shares of our company's common stock issued and outstanding.

(1)	Includes:
	1.	500,000 Options which are exercisable at $0.07 into common shares;
	2.	600,000 warrants which are exercisable at $0.05 into common shares; and
	3.	6,505,000 common shares.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

For the year ended August 31, 2020, the Company was party to the following related party transactions:

  Incurred $10,500 (2019 - $42,000) to the President of the Company in consulting fees (Note 8).  As at August 31, 2020, the accounts payable to the President of the Company was $188,834 (2019: $203,221)
  Repaid a short-term loan from the President of the Company in the amount of CAD$21,156 including accrued interest ($15,968).
  Incurred $Nil (2019: $395) to a director of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

Director Independence

We currently act with one director, Robert McAllister, who does not qualify as an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

We currently do not have audit, nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2020 and for fiscal year ended August 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2020	August 31, 2019
Audit Fees	24,780	27,911
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	24,780	27,911

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Davidson & Company LLP for fiscal year ended August 31, 2020.

Audit related Fees. There were no audit related fees paid to Davidson & Company LLP for the fiscal year ended August 31, 2020 or for the fiscal year ended August 31, 2019.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2020 and August 31, 2019, we did not use Davidson & Company LLP for non-audit professional services or preparation of corporate tax returns.

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
Date: October 30, 2020.

By: /s/ Robert McAllister
Robert McAllister
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: October 30, 2020.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: October 30, 2020.

By: /s/ Robert McAllister
Robert McAllister
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: October 30, 2020.