Form 10-Q
period 2020-11-30
Enertopia Corp.
filed 2021-01-13
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2020

or

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
128,471,700 common shares issued and outstanding as of November 30, 2020

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the three month period ended November 30, 2020 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30	August 31
	2020	2020

ASSETS
Current
Cash and cash equivalents	$257,275	$45,528
Marketable securities (Note 4)	39,429	24,354
Accounts receivable	2,318	1,508
Prepaid expenses and deposit	22,542	14,824
Total current assets	321,564	86,214
Total Assets	$321,564	$86,214

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$292,883	$290,336
Due to related parties (Note 6)	183,584	188,834
Total Current Liabilities	476,467	479,170
STOCKHOLDERS' EQUITY

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
128,471,700 common shares at November 30, 2020 and August 31,2020: 128,471,700	128,473	128,473
Additional paid-in capital (Note 7)	13,774,048	13,758,598
Deficit accumulated during the exploration stage	(14,057,424)	(14,280,027)
Total Stockholders' Equity	(154,903)	(392,956)
Total Liabilities and Stockholders' Equity	$321,564	$86,214

Commitments (Note 9)
Subsequent Events (Note 11)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY
Balance, August 31, 2019	127,471,700	$127,473	$13,730,801	$(14,314,159)	$(455,885)

Shares issued for LOI on October 28	1,000,000	1,000	10,489	-	11,489

Comprehensive loss	-	-	-	(49,607)	(49,607)

Balance, November 30, 2019	128,471,700	128,473	13,741,290	(14,363,766)	(494,003)

Stock options granted on February 25			17,308		17,308

Comprehensive Income (loss)	-	-	-	145,785	145,785

Balance, February 29, 2020	128,471,700	128,473	13,758,598	(14,217,981)	(330,910)

Comprehensive loss	-	-	-	(30,797)	(30,797)

Balance, May 31, 2020	128,471,700	128,473	13,758,598	(14,248,778)	(361,707)

Comprehensive loss	-	-	-	(31,249)	(31,249)

Balance, August 31, 2020	128,471,700	128,473	13,758,598	(14,280,027)	(392,956)

Stock options granted on November 12	-	-	15,450	-	15,450

Comprehensive income (loss)	-	-	-	222,603	222,603

Balance, November 30, 2020	128,471,700	128,473	13,774,048	(14,057,424)	(154,903)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2020	2019

Expenses
Accounting and audit	$5,235	$6,349
Bank charges and interest expense	225	545
Consulting (Note 6)	3,000	10,500
Mineral exploration costs	1,373	12,578
Fees and dues	6,816	5,710
Insurance	-	3,605
Investor relations	4,247	5,735
Legal and professional	3,913	2,390
Office and miscellaneous	1,008	127
Research and Development	1,984	494
Rent	-	1,474
Stock based compensation (Note 8)	15,450	-

Total expenses	43,251	49,507

Loss for the period before other items	(43,251)	(49,507)

Other income (expense)
Foreign exchange gain (loss)	(1,290)	(100)
Unrealized gain on marketable securities	16,250	-
Realized gain on marketable securities	894	-
Income from royalty granted (Note 5)	250,000	-

Net Income (loss) and comprehensive Income (loss) for the period	$222,603	$(49,607)

Basic Income (loss) per share	$0.00	$(0.00)
Diluted Income (loss) per share	$0.00	$(0.00)
Weighted average number of common shares outstanding - basic	128,471,700	127,834,337
Weighted average number of common shares outstanding - diluted	128,940,297	127,834,337

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2020	2019
Cash flows used in operating activities

Net Income (loss)	$222,603	(49,607)
Changes to reconcile net loss to net cash used in operating activities
Shares issued for exploration cost	-	11,489
Stock based compensation	15,450	-
Income from Royalty grant	(250,000)	-
Unrealized gain on marketable securities	(16,250)	-
Gain on disposal of marketable securities	(894)	-
Interest on loan payable	-	378
Change in non-cash working capital items:
Accounts receivable	(810)	(1,212)
Prepaid expenses and deposit	(7,718)	18,450
Accounts payable and accrued liabilities	2,547	3,812
Due to related parties	(5,250)	14,339
Net cash (used in) operating activities	(40,322)	(2,351)

Cash flows from Investing activities
Proceeds from disposal of marketable securities	2,069	-
Proceeds from royalty grant	250,000	-
Net cash from investing activities	252,069	-
Increase (Decrease) in cash and cash equivalents	211,747	(2,351)
Cash and cash equivalents, beginning of period	45,528	9,758
Cash and cash equivalents, end of period	$257,275	7,407

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2020

(Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed interim financial statements for the period ended November 30, 2020 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2020 audited annual financial statements and notes thereto.

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

2. GOING CONCERN UNCERTAINTY

 The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $154,903 as at November 30, 2020 ($392,956 as at August 31, 2020).  The Company incurred net cash outflows from operating activities of $40,322 for the three months ended November 30, 2020 ($2,351 for the three months ended November 30, 2019) and as at November 30, 2020 has incurred cumulative losses of $14,057,424 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

3. SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2020.

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

4. MARKETABLE SECURITIES

Marketable securities consist of the Company's investment in units of Grayscale Bitcoin Trust. As at November 30, 2020, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2019	-
Additions - cost	21,153
Unrealized gain	3,201
Balance, August 31, 2020	24,354
Proceeds from disposals	(2,069)
Gain on disposals	894
Unrealized gain	16,250
Balance, November 30, 2020	39,429

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

On February 11, 2020, the Company signed a 1% Royalty agreement with respect to any future commercial lithium production from the Company's Clayton Valley, Nevada claims in exchange for $200,000. The Company has a right of first refusal to repurchase the royalty upon any proposed sale by the royalty holder to a third party.

On October 29, 2020, the Company signed a 1% Royalty agreement with respect to any future commercial lithium production from the Company's Clayton Valley, Nevada claims in exchange for $250,000. The Company has a right of first refusal to repurchase the royalty upon any proposed sale by the royalty holder to a third party.

6. RELATED PARTIES TRANSACTION

For the three month period ended November 30, 2020, the Company was party to the following related party transactions:

  The Company incurred $Nil (November 30, 2019: $10,500) to the President of the Company in consulting fees.
  During the three months ended November 30, 2020, the Company repaid $5,250 of amounts outstanding resulting in accounts payable to the President of the Company of $183,584 as at November 30, 2020 (August 31, 2020: $188,834).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

7. COMMON STOCK

On October 28, 2019 the Company issued 1,000,000 shares to Eagle Plains Resources Ltd. upon entering LOI (Note 5).

As at November 30, 2020 and August 31, 2020 the Company had 128,471,700 shares issued and outstanding.

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

On November 12, 2020, the Company issued 500,000 stock options to one of the consultants of the Company with an exercise price of $0.05 vested immediately, expiring November 12, 2025.

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Expected dividend yield	0.00%
Expected stock volatility	149%
Risk-free interest rate	0.40%
Expected life of options (years)	5.00
Expected forfeiture rate	0.00%
Grant date fair value per option	$0.03

During the three-month period ended November 30, 2020, the Company recorded $15,450 (November 30, 2019 - $Nil) as stock based compensation expenses and a total of 1,100,000 stock options expired without being exercised (November 30, 2019 - 1,000,000).

A summary of the changes in stock options for the three months ended November 30, 2020 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2019	8,320,000	$0.07
Expired	(1,000,000)	0.10
Issued	2,000,000	0.02
Balance, August 31, 2020	9,320,000	$0.06
Expired	(1,100,000)	0.05
Issued	500,000	0.05
Balance, November 30, 2020	8,720,000	$0.06

The Company has the following options outstanding and exercisable:

November 30, 2020
	Options outstanding and exercisable
	Number	Remaining
Exercise prices	of shares	contractual life
$0.05	500,000	5.00 years
$0.07	550,000	2.48 years
$0.06	535,000	2.45 years
$0.05	800,000	1.91 years
$0.10	500,000	1.42 years
$0.02	2,000,000*	1.24 years
$0.07	1,500,000	1.17 years
$0.07	1,535,000	1.14 years
$0.07	800,000	0.80 years

$0.06	8,720,000	1.95 years

*As at November 30, 2020 the market price of the Company's common shares was $0.0327 per share. A total of 2,000,000 incentive stock options, exercisable at $0.02, were in the money with an intrinsic value of $25,400.

August 31, 2020
	Options outstanding and exercisable
	Number	Remaining
Exercise prices	of shares	contractual life
$0.07	550,000	2.73 years
$0.06	535,000	2.70 years
$0.05	800,000	2.16 years
$0.10	500,000	1.67 years
$0.02	2,000,000	1.49 years
$0.07	1,500,000	1.42 years
$0.07	1,535,000	1.39 years
$0.07	800,000	1.05 years
$0.05	1,100,000	0.15 years

$0.06	9,320,000	1.48 years

Warrants

During the period ended November 30, 2020 there were no warrants issued.

A summary of warrants as at November 30, 2020 and August 31, 2020 is as follows:

		Warrants Outstanding
		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2019	26,141,459	$0.06
Expired	(12,904,590)	0.07
Balance, August 31, 2020 and November 30, 2020	13,236,869	$0.05

Number Outstanding[1]	Exercise Price	Expiry Date
6,009,369	$0.040	March 27, 2023
2,427,500	$0.050	September 21, 2021
4,800,000	$0.050	August 31, 2021
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

10. SEGMENTED INFORMATION

As at November 30, 2020 and August 31, 2020, the Company is operating its business in one reportable segment: natural resource acquisitions.  All of the Company's material long-lived assets are located in the United States.

11. SUBSEQUENT EVENTS

On December 14, 2020 the Company signed Rodney B Blake to a 12 month consulting contract and the issuance of 100,000 stock options valid for 5 years at $0.05 cents each.

On December 14, 2020 the Company signed Definitive Agreement to acquire 100% interest in United States Patent and Trademark Office ("USPTO") patent #6,024,086 - Solar energy collector having oval absorption tubes by issuing 1,000,000 common shares of the Company. The Company issued 1,000,000 additional common shares in escrow to be released upon the successful approval of patent pending work derived from patent #6,024,086. The Technology is to be adapted to work at our Clayton Valley lithium project. If successful the technology could have several clean energy applications. If successful a joint venture would be formed at a later date to be determined.

On December 14, 2020 the Company signed Albert Clark Rich to a 12 month consulting contract and the issuance of 500,000 stock options valid for 5 years at $0.05 cents each.

On December 14, 2020 the Company granted 1,000,000 stock options valid for 5 years at $0.05 cents each to Mark Snyder a consultant with the Company.

On December 14, 2020 the Company granted 500,000 stock options valid for 5 years at $0.05 cents each to Robert McAllister CEO of the Company.

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

On December 13th 2019 the Company dropped the Pine Channel LOI.

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

On November 12, 2020 the Company signed Flathead Business Solutions to a 12 month contract for $12,000 and the issuance of 500,000 stock options valid for 5 years at $0.05 cents each.

Chronological Overview of our Business over the Last Five Years

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

On July 19, 2019, the President of the Company provided a short term loan to the Company for the amount of CAD$20,000 ($15,301). The loan provides for a 10% annual interest rate and was repayable on October 19, 2019. On February 15, 2020 the loan plus interest was paid back in full.

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

Results of Operations - Three Months Ended November 30, 2020 and November 30, 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2019, which are included herein.

Our operating results for the three months ended November 30, 2019, for the three months ended November 30, 2018 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended November 30, 2020		Three Months Ended November 30, 2019		Change Between Three Month Period Ended November 30, 2020 and November 30, 2019
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of product sales		Nil		Nil		Nil
Other expenses (income)		(265,854)		100		(265,954)
General and administrative		1,233		5,751		(4,518)
Investor relations		4,247		5,735		(1,488)
Consulting fees		3,000		10,500		(7,500)
Fees and dues		6,816		5,710		1,106
Exploration expenses		1,373		12,578		(11,205)
Stock based compensation		15,450		Nil		15,450
Research and development		1,984		494		1,490
Professional fees		9,148		8,739		409
Net loss (income)		(222,603)		49,607		(272,210)

Our accumulated losses are $14,057,424 at November 30, 2020. Our financial statements report revenue of $Nil for the three months ended November 30, 2020 and November 30, 2019.  Our financial statements report a net income of $222,603 for the three-month period ended November 30, 2020, compared to a net loss of $49,607 for the three-month period ended November 30, 2019. Our net income has increased by $272,210 for the three-month period ended November 30, 2020.  The net income for the period ended November 30, 2020 is the result of a royalty sale for proceeds of $250,000. Our operating costs were lower by $6,256 for November 30, 2020 compared to November 30, 2019. The decrease was largely due to reduced exploration expenses, reduced investor relations and consulting fees as a result of the Company's reduced activity during fiscal 2020 so far.

As at November 30, 2020, we had $476,467 in current liabilities, which is comparable to current liabilities as at August 31, 2020.  Our net cash used in operating activities for the three months ended November 30, 2020 was $40,322 compared to $2,351 used in the three months ended November 30, 2019.

Liquidity and Financial Condition

Working Capital	At	At
	November 30,	August 31,
	2020	2020
Current assets	$321,564	$86,214
Current liabilities	476,467	479,170

Working capital surplus/(deficit)	$(154,903)	$(392,956)

Cash Flows
	At November 30,	At November 30,
	2020	2019
Cash flows (used in) operating activities	$(40,322)	$(2,351)
Cash flows from investing activities	252,069	-
Cash flows from financing activities	-	-
Net increase (decrease) in cash during year	$211,747	$(2,351)

Operating Activities

Net cash used in operating activities was $40,332 in the three months ended November 30, 2020 compared with net cash used in operating activities of $2,351 in the same period in 2019.

Financing Activities

Net cash provided by financing activities was $252,069 in the three months ended November 30, 2020 compared to $Nil in the same period in 2019.

Investing Activities

Net cash provided in investing activities was $Nil in the three months ended November 30, 2020 compared to $Nil in the same period in 2019.

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

Other Risks

Trading on the OTC may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC electronic quotation service operated by OTC Markets Group Inc. Trading in stock quoted on the OTC is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC is not a stock exchange, and trading of securities on the OTC is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

Item 6. Exhibits

Exhibit Number	Description

(i) Articles of Incorporation; and (ii) Bylaws

3.1*	Articles of Incorporation
3.2*	Bylaws

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification - Principal Executive Officer
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification - Principal Financial Officer and Principal Accounting Officer
32.1	Section 1350 Certification - Principal Executive Officer
32.2	Section 1350 Certification - Principal Financial Officer and Principal Accounting Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
01/12/2021

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
01/12/2021