Form 10-Q
period 2021-02-28
Enertopia Corp.
filed 2021-04-14
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

[  ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ____________________________   to  ____________________________

Commission File Number  000-51866

Enertopia Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#18 1873 Spall Road, Kelowna, BC	V1Y 4R2
(Address of principal executive offices)	(Zip Code)

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

136,231,700 common shares issued and outstanding as of February 28, 2021

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the six month period ended February 28, 2021 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 28	August 31
	2021	2020
ASSETS
Current
Cash and cash equivalents	$416,246	$45,528
Marketable securities (Note 4)	43,200	24,354
Accounts receivable	1,025	1,508
Prepaid expenses and deposit	53,754	14,824
Total current assets	514,225	86,214

Non-Current
Patents (Note 6)	69,000	-

Total Assets	$583,225	$86,214

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$274,510	$290,336
Due to related parties (Note 7)	159,959	188,834
Total Current Liabilities	434,469	479,170

STOCKHOLDERS' EQUITY

Share capital (Note 8)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
136,231,700 common shares at February 28, 2021 and August 31,2020: 128,471,700	494,346	128,473

Additional paid-in capital (Note 9)	14,007,059	13,758,598
Deficit accumulated during the exploration stage	(14,352,649)	(14,280,027)
Total Stockholders' Equity	148,756	(392,956)

Total Liabilities and Stockholders' Equity	$583,225	$86,214

Commitments (Note 10)
Subsequent Events (Note 12)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY
Balance, August 31, 2019	127,471,700	$127,473	$13,730,801	$(14,314,159)	$(455,885)

Shares issued for LOI	1,000,000	1,000	10,489	-	11,489

Comprehensive loss	-	-	-	(49,607)	(49,607)

Balance, November 30, 2019	128,471,700	128,473	13,741,290	(14,363,766)	(494,003)

Stock options granted			17,308		17,308

Comprehensive Income (loss)	-	-	-	145,785	145,785

Balance, February 29, 2020	128,471,700	128,473	13,758,598	(14,217,981)	(330,910)

Comprehensive loss	-	-	-	(30,797)	(30,797)

Balance, May 31, 2020	128,471,700	128,473	13,758,598	(14,248,778)	(361,707)

Comprehensive loss	-	-	-	(31,249)	(31,249)

Balance, August 31, 2020	128,471,700	128,473	13,758,598	(14,280,027)	(392,956)

Stock options granted	-	-	15,450	-	15,450

Comprehensive income (loss)	-	-	-	222,603	222,603

Balance, November 30, 2020	128,471,700	128,473	13,774,048	(14,057,424)	(154,903)

Shares issued for patent	2,000,000	69,000	-	-	69,000
Private placement	3,000,000	159,009	20,991	-	180,000
Stock options granted	-	-	273,236	-	273,236
Stock options exercised	2,720,000	135,609	(60,561)	-	75,048
Warrants exercised	40,000	2,256	(656)	-	1,600
Comprehensive loss	-	-	-	(295,225)	(295,225)

Balance, February 28, 2021	136,231,700	494,346	14,007,059	(14,352,649)	148,756

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28	February 29	February 28	February 29
	2021	2020	2021	2020
Expenses

Accounting and audit	$11,026	$15,476	$16,261	$21,825
Bank charges and interest expense	329	517	554	1,062
Consulting (Note 7)	10,500	-	13,500	10,500
Mineral exploration costs	3,540	1,047	4,913	13,625
Fees and dues	7,122	10,029	13,938	15,739
Insurance	-	-	-	3,605
Investor relations	11,427	5,754	15,674	11,489
Legal and professional	7,252	5,020	11,165	7,410
Office and miscellaneous	289	9	1,297	136
Research and development	1,349	-	3,333	494
Rent	1,722	489	1,722	1,963
Stock based compensation (Note 9)	273,236	17,308	288,686	17,308

Total expenses	327,792	55,649	371,043	105,156

Loss for the period before other items	(327,792)	(55,649)	(371,043)	(105,156)

Other income (expense)
Foreign exchange gain (loss)	(1,040)	1,434	(2,330)	1,334
Unrealized gain on marketable securities (Note 4)	11,997	-	28,247	-
Gain on disposal of marketable securities (Note 4)	21,610	-	22,504	-
Income from royalty grant (Note 5)	-	200,000	250,000	200,000

Net Income (loss) and comprehensive Income (loss) for the period	$(295,225)	$145,785	$(72,622)	$96,178

Basic earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic	132,405,922	128,471,700	130,427,943	128,153,019
Weighted average number of common shares outstanding - diluted	132,405,922	128,471,700	130,427,943	128,153,019

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 28	February 29
	2021	2020
Cash flows used in operating activities

Net Income (loss)	$(72,622)	$96,178
Changes to reconcile net loss to net cash used in operating activities
Shares issued for exploration cost	-	11,489
Stock based compensation	288,686	17,308
Income from Royalty grant	(250,000)	(200,000)
Unrealized gain on marketable securities	(28,247)	-
Gain on disposal of marketable securities	(22,504)	-
Interest on loan payable	-	699
Change in non-cash working capital items:
Accounts receivable	483	5,626
Prepaid expenses and deposit	(38,930)	11,474
Accounts payable and accrued liabilities	(15,826)	(6,656)
Due to related parties	(28,875)	2,169
Net cash (used in) operating activities	(167,835)	(61,713)

Cash flows from Investing activities
Proceeds from disposal of marketable securities	31,905	-
Proceeds from royalty grant	250,000	200,000
Net cash from investing activities	281,905	200,000

Cash flows from (used in) Financing activities
Net proceeds from options exercised	75,048	-
Net proceeds from warrants exercised	1,600	-
Net proceeds from subscriptions received	180,000	-
Repayment of loan from related party	-	(15,968)
Net cash from (used in) Financing activities	256,648	(15,968)

Increase (Decrease) in cash and cash equivalents	370,718	122,319
Cash and cash equivalents, beginning of period	45,528	9,758
Cash and cash equivalents, end of period	$416,246	$132,077

Supplemental information of cash flows
Interest paid in cash	$-	$699
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2021

(Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed interim financial statements for the period ended February 28, 2021 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2020 audited annual financial statements and notes thereto.

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

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred net cash outflows from operating activities of $167,835 for the six months ended February 28, 2021 ($61,713 for the six months ended February 29, 2020) and as at February 28, 2021 has incurred cumulative losses of $14,352,649 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

4. MARKETABLE SECURITIES

Marketable securities consist of the Company's investment in units of Grayscale Bitcoin Trust. As at February 28, 2021, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2019	-
Additions - cost	21,153
Unrealized gain	3,201
Balance, August 31, 2020	24,354
Proceeds from disposals	(31,905)
Gain on disposals	22,504
Unrealized gain	28,247
Balance, February 28, 2021	43,200

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

6. PATENTS

On December 14, 2020 the Company signed Definitive Agreement to acquire 100% interest in United States Patent and Trademark Office ("USPTO") patent #6,024,086 - Solar energy collector having oval absorption tubes by issuing 1,000,000 common shares of the Company. The Company issued 1,000,000 additional common shares in escrow to be released upon the successful approval of patent pending work derived from patent #6,024,086. The shares were issued at a price of $0.0345 resulting in a purchase price of $69,000.

7. RELATED PARTIES TRANSACTION

For the six month period ended February 28, 2021, the Company was party to the following related party transactions:

  The Company incurred $Nil (February 29, 2020: $10,500) to the President of the Company in consulting fees.
  During the six months ended February 28, 2021, the Company repaid $28,875 of amounts outstanding resulting in accounts payable to the President of the Company of $159,959 as at February 28, 2021 (August 31, 2020: $188,834).
  On December 14, 2020 the Company issued 500,000 stock options valued at $10,917 to the President of the Company (Note 9).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

8. COMMON STOCK

On October 28, 2019 the Company issued 1,000,000 shares to Eagle Plains Resources Ltd. upon entering LOI (Note 5).

On December 14, 2020 the Company issued 1,000,000 common shares and an additional 1,000,000 common shares in escrow in connection with the signed Definitive Agreement (Note 6).

On January 14, 2021 the Company closed the final tranche of a private placement of 3,000,000 units at a price of $0.06 per unit for gross proceeds of $180,000. Each unit consists of one common share of the Company and one half (0.5) of a non-transferable share purchase warrant, each warrant entitling the holder to purchase one additional common share of the Company for a period of 12 months from the date of issuance at a purchase price of $0.09.

During the six months ended February 28, 2021 the Company also issued 2,720,000 common shares as a result of the exercise of stock options and 40,000 common shares as a result of the exercise of warrants (Note 9).

As at February 28, 2021 and August 31, 2020 the Company had 136,231,700 (August 31, 2020: 128,471,700) shares issued and outstanding.

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

On December 14, 2020, the Company issued 2,100,000 stock options to consultants and officers of the Company with an exercise price of $0.05 vested immediately, expiring December 14, 2025.

On January 28, 2021, the Company issued 2,000,000 stock options to one of the consultants of the Company with an exercise price of $0.14 vested immediately, expiring January 28, 2026.

On February 4, 2021, the Company issued 100,000 stock options to one of the consultants of the Company with an exercise price of $0.18 vested immediately, expiring February 4, 2026.

On February 5, 2021, the Company issued 300,000 stock options to three of the consultants of the Company with an exercise price of $0.18 vested immediately, expiring February 5, 2026.

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Expected dividend yield	0.00%
Expected stock volatility	98%
Risk-free interest rate	0.40%
Expected life of options (years)	5.00
Expected forfeiture rate	0.00%
Grant date fair value per option	$0.06

During the six month period ended February 28, 2021, the Company recorded $288,686 (February 29, 2020 - $17,308) as stock based compensation expenses. In addition, the Company issued 2,720,000 (February 29, 2020: Nil) common shares of the Company as a result of exercised stock options for gross proceeds of $75,048 and a total of 1,100,000 stock options expired without being exercised (February 29, 2020: 1,000,000).

A summary of the changes in stock options for the six months ended February 28, 2021 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2019	8,320,000	$0.07
Issued	2,000,000	0.02
Expired	(1,000,000)	0.10
Balance, August 31, 2020	9,320,000	$0.06
Issued	5,000,000	0.10
Expired	(1,100,000)	0.05
Exercised	(2,993,224)	0.04
Balance, February 28, 2021	10,226,776	$0.08

The Company has the following options outstanding and exercisable:

February 28, 2021
Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
September 19, 2016	September 19, 2021	0.07	700,000*	0.56 years
January 20, 2017	January 20, 2022	0.07	1,200,000*	0.89 years
January 31, 2017	January 31, 2022	0.07	1,250,000*	0.92 years
May 2, 2017	May 2, 2022	0.10	500,000*	1.17 years
October 27, 2017	October 27, 2022	0.05	800,000*	1.66 years
May 11, 2018	May 11, 2023	0.06	500,000*	2.20 years
May 22, 2018	May 22, 2023	0.07	550,000*	2.23 years
February 25, 2020	February 25, 2022	0.02	226,776*	0.99 years
December 14, 2020	December 14, 2025	0.05	2,100,000*	4.79 years
January 28, 2021	January 28, 2026	0.14	2,000,000*	4.92 years
February 4, 2021	February 4, 2026	0.18	100,000	4.94 years
February 5, 2021	February 5, 2026	0.18	300,000	4.94 years

		0.08	10,226,776	2.52 years

*As at February 28, 2021 the market price of the Company's common shares was $0.1426 per share. A total of 9,826,776 incentive stock options were in the money with an intrinsic value of $882,363.

August 31, 2020
Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
October 23, 2015	October 23, 2020	0.05	1,100,000	0.15 years
September 19, 2016	September 19, 2021	0.07	800,000	1.05 years
January 20, 2017	January 20, 2022	0.07	1,535,000	1.39 years
January 31, 2017	January 31, 2022	0.07	1,500,000	1.42 years
May 2, 2017	May 2, 2022	0.10	500,000	1.67 years
October 27, 2017	October 27, 2022	0.05	800,000	2.16 years
May 11, 2018	May 11, 2023	0.06	535,000	2.70 years
May 22, 2018	May 22, 2023	0.07	550,000	2.73 years
February 25, 2020	February 25, 2022	0.02	2,000,000	1.49 years

		0.06	9,320,000	1.48 years

Warrants

During the period ended February 28, 2021 the Company issued 1,500,000 warrants attached to units in a private placement, see Note 8.

A summary of warrants as at February 28, 2021 and August 31, 2020 is as follows:

		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2019	26,141,459	$0.06
Expired	(12,904,590)	0.07
Balance, August 31, 2020	13,236,869	$0.06
Issued	1,500,000	0.09
Exercised	(40,000)	0.04
Balance, February 28, 2021	14,696,869	$0.05

The Company has the following warrants outstanding:

February 28, 2021
Issue Date	Expiry Date	Exercise Price	Number of Warrants*
August 31, 2018	August 31, 2021	0.05	4,800,000
September 21, 2018	September 21, 2021	0.05	2,427,500
March 27, 2019	March 27, 2023	0.04	5,969,369
January 14, 2021	January 14, 2022	0.09	1,500,000

		0.05	14,696,869

*Each warrant entitles a holder to purchase one common share.

August 31, 2020
Issue Date	Expiry Date	Exercise Price	Number of Warrants*
August 31, 2018	August 31, 2021	0.05	4,800,000
September 21, 2018	September 21, 2021	0.05	2,427,500
March 27, 2019	March 27, 2023	0.04	6,009,369

		0.05	13,236,869

10. COMMITMENTS

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

11. SEGMENTED INFORMATION

As at February 28, 2021 and August 31, 2020, the Company is operating its business in one reportable segment: natural resource acquisitions.  All of the Company's material long-lived assets are located in the United States.

12. SUBSEQUENT EVENTS

During March 2021, the Company issued 200,000 common shares as a result of the exercise of 200,000 stock options exercised at $0.07 per common share.

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

The address of our principal executive office is #18 1873 Spall Road, Kelowna, British Columbia V1Y 4R2. Our telephone number is (250) 870-2219. Our current location provide adequate office space for our purposes at this stage of our development.

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

On December 14, 2020 the Company signed Rodney Blake to a 12 month contract for the issuance of 100,000 stock options valid for 5 years at $0.05 cents each.

On December 14, 2020 the Company signed Albert Clark Rich to a 12 month contract for the issuance of 500,000 stock options valid for 5 years at $0.05 cents each.

On January 28, 2021 the Company signed Mark Snyder to a 12 month contract for $30,000 and the issuance of 2,000,000 stock options valid for 5 years at $0.14 cents each.

On February 4, 2021 the Company signed Barry Brooks to a 12 month contract for the issuance of 100,000 stock options valid for 5 years each at $0.18 cents each.

On February 5, 2021 the Company signed Paul Sandler to a 12 month contract for the issuance of 100,000 stock options valid for 5 years each at $0.18 cents each.

On February 5, 2021 the Company signed Bruce Shellinger to a 12 month contract for the issuance of 100,000 stock options valid for 5 years each at $0.18 cents each.

On February 5, 2021 the Company signed Richard Smith to a 12 month contract for the issuance of 100,000 stock options valid for 5 years each at $0.18 cents each.

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

Purchase of Significant Acquisition

Not applicable

Corporate Offices

The address of our principal executive office is #18 1873 Spall Road, Kelowna, British Columbia V1Y 4R2. Our telephone number is (250) 870-2219.  Our current location provides adequate office space for our purposes at this stage of our development.

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

Results of Operations - Three Months Ended February 28, 2021 and February 29, 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2021, which are included herein.

Our operating results for the three months ended February 28, 2021, for the three months ended February 29, 2020 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended February 28, 2021		Three Months Ended February 29, 2020		Change Between Three Month Period Ended February 28, 2021 and February 29, 2020
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of product sales		Nil		Nil		Nil
Professional fees		18,278		20,496		(2,218)
Exploration expenses		3,540		1,047		2,493
Consulting fees		10,500		-		10,500
Fees and dues		7,122		10,029		(2,907)
Investor relations		11,427		5,754		5,673
Research and development		1,349		-		1,349
Stock based compensation		273,236		17,308		255,928
Other administrative expenses		2,340		1,015		1,325
Other expenses (income)		(32,567)		(201,434)		168,867
Net loss (income)		295,225		(145,785)		441,010

Our financial statements report revenue of $Nil for the three months ended February 28, 2021 and February 29, 2020.  Our financial statements report a net loss of $295,225 for the three-month period ended February 28, 2021, compared to a net income of $145,785 for the three-month period ended February 29, 2020. Our net loss has increased by $441,010 for the three-month period ended February 28, 2021.  The net income for the period ended February 29, 2020 is the result of a royalty sale for proceeds of $200,000. Our operating costs were higher by $272,143 for February 28, 2021 compared to February 29, 2020. The increase was largely due to stock based compensation during the three months ended February 28, 2021, higher by $255,928 compared to February 29, 2020.

Results of Operations - Six Months Ended February 28, 2021 and February 29, 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2021, which are included herein.

Our operating results for the six months ended February 28, 2021, for the six months ended February 29, 2020 and the changes between those periods for the respective items are summarized as follows:

		Six Months Ended February 28, 2021		Six Months Ended February 29, 2020		Change Between Three Month Period Ended February 28, 2021 and February 29, 2020
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of product sales		Nil		Nil		Nil
Professional fees		27,426		29,235		(1,809)
Exploration expenses		4,913		13,625		(8,712)
Consulting fees		13,500		10,500		3,000
Fees and dues		13,938		15,739		(1,801)
Investor relations		15,674		11,489		4,185
Research and development		3,333		494		2,839
Stock based compensation		288,686		17,308		271,378
Other administrative expenses		3,573		6,766		(3,193)
Other expenses (income)		(298,421)		(201,334)		(97,087)
Net loss (income)		72,622		(96,178)		168,800

Our accumulated losses are $14,352,649 at February 28, 2021. Our financial statements report revenue of $Nil for the six months ended February 28, 2021 and February 29, 2020.  Our financial statements report a net loss of $72,622 for the six month period ended February 28, 2021, compared to a net income of $96,178 for the six month period ended February 29, 2020. Our net loss has increased by $168,800 for the six month period ended February 28, 2021. Our operating costs were higher by $265,887 for February 28, 2021 compared to February 29, 2020. The increase was largely due to stock based compensation during the six months ended February 28, 2021, higher by $271,378 compared to February 29, 2020 offset by decreases in exploration, professional fees, and other administrative expenses.

As at February 28, 2021, we had $434,469 in current liabilities, which is comparable to current liabilities as at August 31, 2020.  Our net cash used in operating activities for the six months ended February 28, 2021 was $167,835 compared to $61,713 used in the six months ended February 29, 2020.

Liquidity and Financial Condition

Working Capital	At	At
	February 28,	August 31,
	2021	2020
Current assets	$514,225	$86,214
Current liabilities	434,469	479,170

Working capital surplus/(deficit)	$79,756	$(392,956)

Cash Flows
	At February 28,	At February 29,
	2021	2020
Cash flows (used in) operating activities	$(167,835)	$(61,713)
Cash flows from investing activities	281,905	200,000
Cash flows from (used in) financing activities	256,648	(15,968)
Net increase in cash during year	$370,718	$122,319

Operating Activities

Net cash used in operating activities was $167,835 in the six months ended February 28, 2021 compared with net cash used in operating activities of $61,713 in the same period in 2020.

Financing Activities

Net cash provided by financing activities was $281,905 in the six months ended February 28, 2021 compared to $200,000 in the same period in 2020.

Investing Activities

Net cash provided in investing activities was $256,648 in the six months ended February 28, 2021 compared to $15,968 used by investing activities in the same period in 2020.

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

As of February 29, 2020, the end of the second quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2020 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2020, we had a working capital deficit of $392,956 as at August 31, 2020 (deficit of $455,885 as at August 31, 2019) and has incurred cumulative losses of $14,280,027 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
04/09/2021

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
04/09/2021