Form 10-Q
period 2021-05-31
Enertopia Corp.
filed 2021-07-08
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

or

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

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
136,431,700 common shares issued and outstanding as of May 31, 2021

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the nine month period ended May 31, 2021 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31	August 31
	2021	2020
ASSETS
Current
Cash and cash equivalents	$325,156	$45,528
Marketable securities (Note 4)	15,204	24,354
Accounts receivable	3,940	1,508
Prepaid expenses and deposit	88,107	14,824
Total current assets	432,407	86,214

Non-Current
Patents (Note 6)	69,000	-
Total Assets	$501,407	$86,214

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$282,803	$290,336
Due to related parties (Note 7)	137,909	188,834
Total Current Liabilities	420,712	479,170

STOCKHOLDERS' EQUITY

Share capital (Note 8)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
136,431,700 common shares at May 31, 2021 and
August 31,2020: 128,471,700	518,258	128,473
Additional paid-in capital (Note 9)	14,006,152	13,758,598
Deficit accumulated during the exploration stage	(14,443,715)	(14,280,027)
Total Stockholders' Equity	80,695	(392,956)
Total Liabilities and Stockholders' Equity	$501,407	$86,214

Commitments (Note 10)
Subsequent Events (Note 12)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY
Balance, August 31, 2019	127,471,700	$127,473	$13,730,801	$(14,314,159)	$(455,885)

Shares issued for LOI	1,000,000	1,000	10,489	-	11,489

Comprehensive loss	-	-	-	(49,607)	(49,607)

Balance, November 30, 2019	128,471,700	128,473	13,741,290	(14,363,766)	(494,003)

Stock options granted			17,308		17,308

Comprehensive Income (loss)	-	-	-	145,785	145,785

Balance, February 29, 2020	128,471,700	128,473	13,758,598	(14,217,981)	(330,910)

Comprehensive loss	-	-	-	(30,797)	(30,797)

Balance, May 31, 2020	128,471,700	128,473	13,758,598	(14,248,778)	(361,707)

Comprehensive loss	-	-	-	(31,249)	(31,249)

Balance, August 31, 2020	128,471,700	128,473	13,758,598	(14,280,027)	(392,956)

Stock options granted	-	-	15,450	-	15,450

Comprehensive income (loss)	-	-	-	222,603	222,603

Balance, November 30, 2020	128,471,700	128,473	13,774,048	(14,057,424)	(154,903)

Shares issued for patent	2,000,000	69,000	-	-	69,000
Private placement	3,000,000	159,009	20,991	-	180,000
Stock options granted	-	-	273,236	-	273,236
Stock options exercised	2,720,000	135,609	(60,561)	-	75,048
Warrants exercised	40,000	2,255	(655)	-	1,600
Comprehensive loss	-	-	-	(295,225)	(295,225)

Balance, February 28, 2021	136,231,700	494,346	14,007,059	(14,352,649)	148,756

Stock options granted	-	-	9,005	-	9,005
Stock options exercised	200,000	23,912	(9,912)	-	14,000
Comprehensive loss	-	-	-	(91,066)	(91,064)

Balance, May 31, 2021	136,431,700	518,258	14,006,152	(14,443,715)	80,695

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31	May 31	May 31	May 31
	2021	2020	2021	2020
Expenses

Accounting and audit	$13,373	$8,006	$29,634	$29,831
Bank charges and interest expense	285	321	839	1,383
Consulting (Note 7)	15,801	13,322	29,301	23,822
Mineral exploration costs	1,013	1,046	5,926	14,671
Fees and dues	20,178	1,959	34,116	17,698
Insurance	-	-	-	3,605
Investor relations	7,855	6,677	23,529	18,166
Legal and professional	11,236	780	22,401	8,190
Office and miscellaneous	1,956	802	3,253	938
Research and development	2,645	266	5,978	760
Rent	2,639	-	4,361	1,963
Stock based compensation (Note 9)	9,005	-	297,691	17,308

Total expenses	85,986	33,179	457,029	138,335

Loss for the period before other items	(85,986)	(33,179)	(457,029)	(138,335)

Other income (expense)
Foreign exchange gain (loss)	(2,347)	2,382	(4,677)	3,716
Unrealized gain on marketable securities (Note 4)	(33,717)	-	(5,470)	-
Gain on disposal of marketable securities (Note 4)	30,984	-	53,488	-
Income from royalty grant (Note 5)	-	-	250,000	200,000

Net Income (loss) and comprehensive Income (loss) for the period	(91,066)	(30,797)	(163,688)	65,381

Basic earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic	136,563,844	128,471,700	132,448,989	128,260,021
Weighted average number of common shares outstanding - diluted	136,563,844	128,471,700	132,448,989	128,260,021

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. Dollars)

	NINE MONTHS ENDED
	May 31	May 31
	2021	2020
Cash flows used in operating activities

Net Income (loss)	$(163,688)	$65,381
Changes to reconcile net loss to net cash used in operating activities
Shares issued for exploration cost	-	11,489
Stock based compensation	297,691	17,308
Income from Royalty grant	(250,000)	(200,000)
Unrealized gain on marketable securities	5,470	-
Gain on disposal of marketable securities	(53,488)	-
Interest on loan payable	-	699
Change in non-cash working capital items:
Accounts receivable	(2,432)	5,370
Prepaid expenses and deposit	(73,283)	19,323
Accounts payable and accrued liabilities	(7,533)	(11,871)
Due to related parties	(50,925)	(8,706)
Net cash (used in) operating activities	(298,188)	(101,007)

Cash flows from Investing activities
Proceeds from disposal of marketable securities	74,873	-
Purchases of marketable securities	(17,705)	-
Proceeds from royalty grant	250,000	200,000
Net cash from investing activities	307,168	200,000

Cash flows from (used in) Financing activities
Net proceeds from options exercised	89,048	-
Net proceeds from warrants exercised	1,600	-
Net proceeds from subscriptions received	180,000	-
Repayment of loan from related party	-	(15,968)
Net cash from (used in) Financing activities	270,648	(15,968)

Increase (Decrease) in cash and cash equivalents	279,628	83,025
Cash and cash equivalents, beginning of period	45,528	9,758
Cash and cash equivalents, end of period	$325,156	$92,783

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2021

(Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed interim financial statements for the period ended May 31, 2021 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2020 audited annual financial statements and notes thereto.

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

2. GOING CONCERN UNCERTAINTY

 The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred net cash outflows from operating activities of $298,188 for the nine months ended May 31, 2021 ($101,007 for the nine months ended May 31, 2020) and as at May 31, 2021 has incurred cumulative losses of $14,443,715 that raises substantial doubt about its ability to continue as a going concern.  Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

4. MARKETABLE SECURITIES

Marketable securities consist of the Company's investment in units of STEM Inc. As at May 31, 2021, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2019	-
Additions - cost	21,153
Unrealized gain	3,201
Balance, August 31, 2020	24,354
Additions - cost	17,705
Proceeds from disposals	(74,873)
Gain on disposals	53,488
Unrealized gain	(5,470)
Balance, May 31, 2021	15,204

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

On May 25, 2021 the Company announced the filing of its first provisional patent application, Solar Heat Absorber technology.

On May 26, 2021 the Company announced the filing of its second provisional patent application, Solar PV Heat Extraction Technology.

7. RELATED PARTIES TRANSACTION

For the nine month period ended May 31, 2021, the Company was party to the following related party transactions:

  The Company incurred $Nil (May 31, 2020: $10,500) to the President of the Company in consulting fees.
  During the nine months ended May 31, 2021, the Company repaid $50,925 of amounts outstanding resulting in accounts payable to the President of the Company of $137,909 as at May 31, 2021 (August 31, 2020: $188,834).
  On December 14, 2020 the Company issued 500,000 stock options valued at $10,926 to the President of the Company (Note 9).

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

During the nine months ended May 31, 2021 the Company also issued 2,920,000 common shares as a result of the exercise of stock options and 40,000 common shares as a result of the exercise of warrants (Note 9).

As at May 31, 2021, the Company had 136,431,700 (August 31, 2020: 128,471,700) shares issued and outstanding.

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

On April 27, 2021, the Company issued 100,000 stock options to one of the consultants of the Company with an exercise price of $0.12 vested immediately, expiring April 27, 2026.

On May 28, 2021, the Company issued 50,000 stock options to one of the consultants of the Company with an exercise price of $0.12 vested immediately, expiring May 28, 2026.

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Expected dividend yield	0.00%
Expected stock volatility	98%
Risk-free interest rate	0.41%
Expected life of options (years)	5.00
Expected forfeiture rate	0.00%
Grant date fair value per option	$0.06

During the nine month period ended May 31, 2021, the Company recorded $297,691 (May 31, 2020 - $17,308) as stock based compensation expenses. The Company issued 2,920,000 (May 31, 2020: Nil) common shares of the Company as a result of exercised stock options for gross proceeds of $89,048. A total of 1,100,000 stock options expired without being exercised (May 31, 2020: 1,000,000).

A summary of the changes in stock options for the nine months ended May 31, 2021 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2019	8,320,000	$0.07
Issued	2,000,000	0.02
Expired	(1,000,000)	0.10
Balance, August 31, 2020	9,320,000	$0.06
Issued	5,150,000	0.10
Expired	(1,100,000)	0.05
Exercised	(3,193,224)	0.04
Balance, May 31, 2021	10,176,776	$0.08

The Company has the following options outstanding and exercisable:

May 31, 2021

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
September 19, 2016	September 19, 2021	0.07	500,000*	0.30 years
January 20, 2017	January 20, 2022	0.07	1,200,000*	0.64 years
January 31, 2017	January 31, 2022	0.07	1,250,000*	0.67 years
May 2, 2017	May 2, 2022	0.10	500,000	0.92 years
October 27, 2017	October 27, 2022	0.05	800,000*	1.41 years
May 11, 2018	May 11, 2023	0.06	500,000*	1.95 years
May 22, 2018	May 22, 2023	0.07	550,000*	1.98 years
February 25, 2020	February 25, 2022	0.02	226,776*	0.74 years
December 14, 2020	December 14, 2025	0.05	2,100,000*	4.54 years
January 28, 2021	January 28, 2026	0.14	2,000,000	4.67 years
February 4, 2021	February 4, 2026	0.18	100,000	4.68 years
February 5, 2021	February 5, 2026	0.18	300,000	4.69 years
April 27, 2021	April 27, 2026	0.12	100,000	4.91 years
May 28, 2021	May 28, 2026	0.12	50,000	4.99 years

		0.08	10,176,776	2.66 years

*As at May 31, 2021 the market price of the Company's common shares was $0.0965 per share. A total of 7,126,776 incentive stock options were in the money with an intrinsic value of $263,198.

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

Warrants

During the period ended May 31, 2021 the Company issued 1,500,000 warrants attached to units in a private placement, see Note 8.

A summary of warrants as at May 31, 2021 and August 31, 2020 is as follows:

		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2019	26,141,459	$0.06
Expired	(12,904,590)	0.07
Balance, August 31, 2020	13,236,869	$0.06
Issued	1,500,000	0.09
Exercised	(40,000)	0.04
Balance, May 31, 2021	14,696,869	$0.05

The Company has the following warrants outstanding:

May 31, 2021
Issue Date	Expiry Date	Exercise Price	Number of Warrants*
August 31, 2018	August 31, 2021	0.05	4,800,000
September 21, 2018	September 21, 2021	0.05	2,427,500
March 27, 2019	March 27, 2023	0.04	5,969,369
January 14, 2021	January 14, 2022	0.09	1,500,000

		0.05	14,696,869

*Each warrant entitles a holder to purchase one common share.

August 31, 2020
Issue Date	Expiry Date	Exercise Price	Number of Warrants*
August 31, 2018	August 31, 2021	0.05	4,800,000
September 21, 2018	September 21, 2021	0.05	2,427,500
March 27, 2019	March 27, 2023	0.04	6,009,369

		0.05	13,236,869

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

The Company has a rental agreement for a corporate office for $1,100 per month plus GST. The agreement expires December 31, 2021.

11. SEGMENTED INFORMATION

As at May 31, 2021 and August 31, 2020, the Company is operating its business in one reportable segment: natural resource acquisitions.  All of the Company's material long-lived assets are located in the United States.

12. SUBSEQUENT EVENTS

During June 2021, the Company issued 2,500,000 common shares as a result of the exercise of 2,500,000 warrants exercised at $0.05 per common share. In addition, the Company issued 100,000 common shares as a result of the exercise of options exercised at $0.07 per common share.

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

On April 27, 2021 the Company signed Michael Cornelius to a 12 month contract for the issuance of 100,000 stock options valid for 5 years at $0.12 cents each.

On May 28, 2021, the Company issued 50,000 stock options to one of the consultants of the Company with an exercise price of $0.12 vested immediately, expiring May 28, 2026.

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

Results of Operations - Three Months Ended May 31, 2021 and May 31, 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2021, which are included herein.

Our operating results for the three months ended May 31, 2021 and May 31, 2020 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended May 31, 2021		Three Months Ended May 31, 2020		Change Between Three Month Period Ended May 31, 2021 and May 31, 2020
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of product sales		Nil		Nil		Nil
Professional fees		24,609		8,786		15,823
Exploration expenses		1,013		1,046		(33)
Consulting fees		15,801		13,322		2,479
Fees and dues		20,178		1,959		18,219
Investor relations		7,855		6,677		1,178
Research and development		2,645		266		2,379
Rent		2,639		-		2,639
Stock based compensation		9,005		-		9,005
Other administrative expenses		2,241		1,123		1,118
Other expenses (income)		5,080		(2,382)		7,462
Net loss (income)		91,066		30,797		60,269

Our financial statements report revenue of $Nil for the three months ended May 31, 2021, and May 31, 2020.  Our financial statements report a net loss of $91,066 for the three-month period ended May 31, 2021, compared to a net loss of $30,797 for the three-month period ended May 31, 2020. Our net loss has increased by $60,269 for the three-month period ended May 31, 2021. Our operating costs were higher by $52,807 for May 31, 2021, compared to May 31, 2020. The increase was largely due to an increases in stock-based compensation, professional fees, and fees and dues compared to May 31, 2020.

Results of Operations - Nine Months Ended May 31, 2021 and May 31, 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2021, which are included herein.

Our operating results for the nine months ended May 31, 2021, for the nine months ended May 31, 2020 and the changes between those periods for the respective items are summarized as follows:

		Nine Months Ended May 31, 2021		Nine Months Ended May 31, 2020		Change Between Nine Month Period Ended May 31, 2021 and May 31, 2020
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of product sales		Nil		Nil		Nil
Professional fees		52,035		38,021		14,014
Exploration expenses		5,926		14,671		(8,745)
Consulting fees		29,301		23,822		5,479
Fees and dues		34,116		17,698		16,418
Investor relations		23,529		18,166		5,363
Research and development		5,978		760		5,218
Rent		4,361		1,963		2,398
Stock based compensation		297,691		17,308		280,383
Other administrative expenses		4,092		5,926		(1,834)
Other expenses (income)		(293,341)		(203,716)		(89,625)
Net loss (income)		163,688		(65,381)		229,069

Our accumulated losses are $14,443,715 at May 31, 2021. Our financial statements report revenue of $Nil for the nine months ended May 31, 2021 and May 31, 2020. Our financial statements report a net loss of $163,688 for the nine month period ended May 31, 2021, compared to net income of $65,381 for the nine month period ended May 31, 2020. During the period ended May 31, 2020, we signed a 1% Royalty agreement in exchange for $200,000 which resulted in net income for that period. Our operating costs were higher by $318,694 for May 31, 2021 compared to May 31, 2020. The increase was largely due to stock-based compensation during the nine months ended May 31, 2021, higher by $280,383 compared to the nine months ended May 31, 2020.

As at May 31, 2021, we had $420,712 in current liabilities, which is lower by $58,4580 when compared to current liabilities as at August 31, 2020. Our net cash used in operating activities for the nine months ended May 31, 2021 was $298,188 compared to $101,007 used in the nine months ended May 31, 2020.

Liquidity and Financial Condition

Working Capital	At	At
	May 31,	August 31,
	2021	2020
Current assets	$432,407	$86,214
Current liabilities	420,712	479,170

Working capital surplus/(deficit)	$11,695	$(392,956)

Cash Flows
	At May 31,	At May 31,
	2021	2020
Cash flows (used in) operating activities	$(298,188)	$(101,007)
Cash flows from investing activities	307,168	200,000
Cash flows from (used in) financing activities	270,648	(15,968)
Net increase in cash during year	$279,628	$83,025

Operating Activities

Net cash used in operating activities was $298,188 in the nine months ended May 31, 2021 compared with net cash used in operating activities of $101,007 in the same period in 2020.

Financing Activities

Net cash provided by financing activities was $270,648, in the nine months ended May 31, 2021 compared to net cash used of $15,968 in the same period in 2020.

Investing Activities

Net cash provided in investing activities was $307,168 in the nine months ended May 31, 2021 compared to $200,000 for the same period in 2020.

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

As of May 31, 2020, the end of the third quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Other Risks

Trading on the OCTQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
07/06/2021

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
07/06/2021