Form 10-K
period 2021-08-31
Enertopia Corp.
filed 2021-11-10
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 000-51866

ENERTOPIA CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#18 1873 SPALL RD., KELOWNA, BRITISH
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2021 [129,726,700] was $18,486,054 based on a $0.1425 closing price for the Common Stock on February 28, 2021. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

142,002,700 common shares as of November 2, 2021

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

The Company announced the acquisition of the Clayton Valley Lithium project in August 2017. The company has been focused on using modern technology on extracting lithium and verifying or sourcing other intellectual property in the EV & green technology sectors in developing environmental solutions. In May and August 2021, it announced three provisional patents applicable to the above sectors.

The address of our principal executive office is #18 1873 Spall Rd., Kelowna, British Columbia V1Y 4R2. Our telephone number is (250) 870-2219. Our current location provides adequate office space for our purposes at this stage of our development.

Summary of Recent Business

Our Company is diverse in its pursuit of business opportunities in the natural resource sector and clean technology used in the resource sector.

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

On January 9, 2021 the Company issued 70,000 common shares as a result of the exercise of 70,000 options exercised at $0.065 per common share.

On January 14, 2021, Enertopia closed a private placement of 3,000,000 units a price of $0.06 per unit for net proceeds of $180,000.  Each Unit consists of one common share of the Company and one-half non-transferable Share purchase warrant (each whole warrant, a "Warrant").  Each Warrant will be exercisable into one further Share (a "Warrant Share") at a price of $0.09 per Warrant Share at any time until the close of business on the day which is 12 months from the date of issue of the Warrant.

On January 28, 2021 the Company signed Mark Snyder to a 12 month contract for $30,000 and the issuance of 2,000,000 stock options valid for 5 years at $0.14 cents each.

On January 29, 2021 the Company issued 1,500,000 common shares as a result of the exercise of 1,773,224 cashless options exercised at $0.02 per common share.

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

On March 2, 2021 the Company issued 250,000 common shares as a result of the exercise of 250,000 options exercised at $0.07 per common share.

On March 3, 2021 the Company issued 300,000 common shares as a result of the exercise of 300,000 options exercised at $0.07 per common share.

On April 27, 2021 the Company signed Michael Cornelius to a 12 month contract for the issuance of 100,000 stock options valid for 5 years at $0.12 cents each.

On May 25, 2021 the Company announced the filing of provisional patent #1, known as the Enertopia Solar Booster TM

On May 26, 2021the Company announced the filing of provisional patent #2, known as Enertopia Heat ExtractorTM

On May 28, 2021, the Company issued 50,000 stock options to one of the consultants of the Company with an exercise price of $0.12 vested immediately, expiring May 28, 2026.

On June 1, 2021, the Company issued 2,000,000 common shares as a result of the exercise of 2,000,000 warrants exercised at $0.05 per common share.

On June 8, 2021, the Company issued 400,000 common shares to the Company CEO as a result of the exercise of 400,000 warrants exercised at $0.05 per common share.

On June 8, 2021 the Company issued 100,000 common shares as a result of the exercise of 100,000 options exercised at $0.07 per common share.

On June 29, 2021 the Company issued 100,000 common shares as a result of the exercise of 100,000 warrants exercised at $0.05 per common share.

On July 29, 2021 the Company issued 40,000 common shares as a result of the exercise of 40,000 warrants exercised at $0.04 per common share.

On July 29, 2021 the Company announced it had engaged Fundamental Research Corp. Fundamental Research Corp. is an issuer-paid independent research house.

On August 17, 2021 the Company announced the filing of provisional patent #3, known as Enertopia RainmakerTM

On Aug 23, 2021 the Company issued 40,000 common shares as a result of the exercise of 40,000 warrants exercised at $0.04 per common share.

On Aug 31, 2021 the Company issued 40,000 common shares as a result of the exercise of 40,000 warrants exercised at $0.04 per common share.

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

Mineral Property

On August 30, 2017, the Company announced the staking of Lode and Placer claims of BLM lands in Esmeralda county Nevada covering approximately 160 Acres subject to adjustment. The Company has an 100% interest in the lands and is only responsible for the yearly maintenance fees to the BLM and County due annually every September 1 and November 1, 2021 to keep its 100% interest (total estimated amount of less than $3,000).  During the year ending August 31, 2021, the Company paid $2,805 in maintenance fees to BLM and $228 in County fees.  The claims are in good standing until August 31, 2022.  During the year ended August 31, 2021, the Company incurred total exploration costs, including, and assaying of $7,888.

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

LITHIUM TECHNOLOGY

As noted above, the Company continues to test and concentrate on using off-the-shelf technology under the potential low capex scenarios.

PROVISIONAL PATENTS

On May 25, 2021 the Company announced the filing of provisional patent #1, known as the Enertopia Solar Booster TM. The Enertopia Solar Booster captures heat from the solar panels, increasing PV output enhancing production and increasing the lifetime of the PV panels.

On May 26, 2021 the Company announced the filing of provisional patent #2, known as Enertopia Heat ExtractorTM Heat Extractor Technology can be used behind the PV panels or in a glazed format on their own to create liquid temperatures in excess of 200 degrees F.

On August 17, 2021 the Company announced the filing of provisional patent #3, known as Enertopia RainmakerTM By cooling the backside of the PV panels below the dew point the atmospheric moisture condenses on the back side of the panel and drips as rain into the tray collecting the water.

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

Research and Development

We have incurred $14,268 in research and development expenditures over the last two fiscal years.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2021 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2021, we have incurred cumulative losses of $14,669,395 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

During fiscal 3rd quarter 2021 our shares were moved from OTC Pink Markets to the OTCQB Market.

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

Item 2. Properties

Executive Offices

The address of our executive office is #18 1873 Spall Rd., Kelowna, British Columbia V1Y 4R2.  Our main telephone number is (250) 870-2219. Our current location provides adequate office space for our purposes at this stage of our development.

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

The high and low bid prices of our common stock on the OTCQB quotation service and Over-the-Counter Bulletin Board for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2021	$0.12	$0.053
May 2021	$0.185	$0.037
February 2021	$0.285	$0.03
November 2020	$0.067	$0.008

Quarter Ended(1)	High	Low
August 2020	$0.018	$0.009
May 2020	$0.029	$0.005
February 2020	$0.063	$0.002
November 2019	$0.013	$0.005

(1) The quotations above were obtained from Yahoo Finance, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On October 29, 2021, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.061. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

As of June 23, 2021, there were 3,487 holders of record of our common stock. As of October 30, 2021, 141,902,700 common shares were issued and outstanding.

Our common shares are issued in registered form. Nevada Agency and Trust Company, is the registered agent, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623).

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On January 9, 2021 the Company issued 70,000 common shares as a result of the exercise of 70,000 options exercised at $0.065 per common share.

On January 14, 2021, Enertopia closed a private placement of 3,000,000 units a price of $0.06 per unit for net proceeds of $180,000.  Each Unit consists of one common share of the Company and one-half non-transferable Share purchase warrant (each whole warrant, a "Warrant").  Each Warrant will be exercisable into one further Share (a "Warrant Share") at a price of $0.09 per Warrant Share at any time until the close of business on the day which is 12 months from the date of issue of the Warrant.

On January 29, 2021 the Company issued 1,500,000 common shares as a result of the exercise of 1,773,224 cashless options exercised at $0.02 per common share.

On March 2, 2021 the Company issued 250,000 common shares as a result of the exercise of 250,000 options exercised at $0.07 per common share.

On March 3, 2021 the Company issued 300,000 common shares as a result of the exercise of 300,000 options exercised at $0.07 per common share.

On June 1, 2021, the Company issued 2,000,000 common shares as a result of the exercise of 2,000,000 warrants exercised at $0.05 per common share.

On June 8, 2021, the Company issued 400,000 common shares as a result of the exercise of 400,000 warrants exercised at $0.05 per common share.

On June 8, 2021 the Company issued 100,000 common shares as a result of the exercise of 100,000 options exercised at $0.07 per common share.

On June 29, 2021 the Company issued 100,000 common shares as a result of the exercise of 100,000 warrants exercised at $0.05 per common share.

On July 29, 2021 the Company issued 40,000 common shares as a result of the exercise of 40,000 warrants exercised at $0.04 per common share.

On Aug 23, 2021 the Company issued 40,000 common shares as a result of the exercise of 40,000 warrants exercised at $0.04 per common share.

On Aug 31, 2021 the Company issued 40,000 common shares as a result of the exercise of 40,000 warrants exercised at $0.04 per common share.

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

Equity Compensation Plan Information
Plan category Equity compensation plans approved by Security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2014 Stock Option Plan approved by security holders	10,076,776	$0.09	3,853,224

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2021.

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

Plan of Operation

During the next twelve month period (beginning September 1, 2021), we intend to:

• identify and secure sources of equity and/or debt financing for property payments;

• identify and secure sources of equity and/or debt financing for resource acquisitions;

• identify and secure sources of equity and/or debt financing for continued testing for Lithium technology

• identify and secure sources of equity and/or debt financing for clean technology acquisitions;

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2021
Expense	Amount ($)
Mineral Costs	5,000
Bench Tests for Lithium Technology	10,000
Resource Acquisitions and or Drilling	100,000
Management Consulting Fees	120,000
Technology Acquisition and Development	100,000
Professional fees	75,000
Rent	12,500
Other general administrative expenses	30,000
Total	$452,500

As at the date of this annual report, we do not have sufficient cash on hand to finance our entire potential and estimated $452,500 cash obligation to the proposed spending for the 12 months beginning September 1, 2021. Based on our current cash position of $350,000, we anticipate that we will require approximately $102,500 in additional cash to execute our business plan.  In the event that we are unable raise sufficient cash we intend to reduce our planned expenditures to accommodate our means with a view toward prioritizing revenue generating activity and fulfilling our public reporting obligations. As at the date of this registration statement we have no financing arrangements in place.

Results of Operations for our Years Ended August 31, 2021 and 2020

Our net income (loss) and comprehensive income (loss) for our year ended August 31, 2021, for our year ended August 31, 2020 and the changes between those periods for the respective items are summarized as follows:

	Year Ended August 31, 2021 $	Year Ended August 31, 2020 $	Change Between Year Ended August 31, 2021 and Year Ended August 31, 2020 $
Revenue	$-	$-	$-
Cost of Goods Sold	-	-	-
Non-operating (Income) Expenses	(225,414)	(204,268)	(21,146)
Exploration Costs	7,888	16,732	(8,844)
Consulting Fees	85,338	26,822	58,516
Professional Fees	127,962	57,002	70,960
Fees and dues	35,828	19,851	15,977
Investor relations	34,268	22,510	11,758
Research and Development	12,566	1,702	10,864
Stock-based Compensation	297,691	17,308	280,383
Other administrative costs	13,241	8,209	5,032
Net (income) loss	389,368	(34,132)	(423,500)

During the year ended August 31, 2020, we signed a 1% Royalty agreement with respect to any future commercial lithium production from our Clayton Valley, Nevada claims in exchange for $250,000. This $250,000 will assist the Company with its future exploration plans and was recognized as income. Our financial statements report a net loss of $389,368 for the year ended August 31, 2021. This is comparison to a net income of $34,132 for the year ended August 31, 2020. The loss in the current year was mainly due to a stock-based compensation expense of $297,691 that was incurred in the current year as a result of more stock options that were granted in the current year. Apart from the stock-based compensation, our other operating costs during the year ended August 31, 2021 were $164,263 higher than the year ended August 31, 2020 which increased the loss incurred in the current year. The increase in costs were primarily attributable to the higher level of activity for the year ended August 31, 2021 compared to August 31, 2020. The Company incurred significantly higher costs for its legal and consulting expenses (2021 - $83,307; 2020 - $8,688).

Liquidity and Financial Condition

Working Capital	At	At
	August 31	August 31
	2021	2020
Current assets	$415,095	$86,214
Current liabilities	420,936	479,170

Working capital deficit	$(5,841)	$(392,956)

Cash Flows	Year Ended
	August 31	August 31,
	2021	2020
Cash flows used in operating activities	$(408,202)	(127,109)
Cash flows from investing activities	307,168	178,847
Cash flows from (used in) financing activities	409,792	(15,968)
Net increase in cash during year	$308,758	$35,770

Operating Activities

Net cash used in operating activities was $408,202 for the year ended August 31, 2021 compared with cash used in operating activities of $127,109 in 2020. The increase in net cash used in operating activities is due to the overall increase in cost as described above.

Investing Activities

Net cash provided in investing activities was $307,168 for the year ended August 31, 2021 compared to $178,847 in the same period in 2020. The net cash inflow was primarily the result of the Company's 1% Royalty agreement with respect to any future commercial lithium production from our Clayton Valley, Nevada claims.

Financing Activities

Net cash provided in financing activities was $409,792 for the year ended August 31, 2021, compared to net cash used in financing activities of $15,968 in the same period in 2020.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had a working capital deficit of $5,841 as at August 31, 2021 (2020 - $392,956).  As at August 31, 2021, the Company has incurred cumulative losses of $14,669,395. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our Company's ability to continue as a going concern. Management's plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is exceptionally difficult.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses". The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected  based  on  relevant  information  about  past  events,  including  historical  experience,  current  conditions,  and  reasonable  and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes: ASU No. 2019-12 is effective as for public business entities, for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). It eliminates the need for an organization to analyses whether the following apply in a given period:

-Exception to the incremental approach for intra period tax allocation;

-Exceptions to accounting for basis differences when there are ownership changes in foreign investments; and

-Exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.

The ASU also improves financial statement preparers' application of income tax-related guidance and simplifies GAAP for:

- Franchise taxes that are partially based on income;

- Transactions with a government that result in a step up in the tax basis of goodwill;

- Separate financial statements of legal entities that are not subject to tax; and

- Enacted changes in tax laws in interim periods.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Enertopia Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Enertopia Corp. (the "Company") as of August 31, 2021 and 2020, and the related statements of stockholders' deficiency, operations, and cash flows for the years ended August 31, 2021 and 2020 and the related notes  (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended August 31, 2021 and 2020 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2017.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

November 5, 2021

ENERTOPIA CORP.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	August 31	August 31
	2021	2020

ASSETS
Current
Cash	$354,286	$45,528
Marketable securities (Note 4)	14,994	24,354
Accounts receivable	4,552	1,508
Prepaid expenses and deposit	41,263	14,824
Total Assets	$415,095	$86,214

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current
Accounts payable	$309,277	$290,336
Due to related parties (Note 7)	111,659	188,834
Total Liabilities	420,936	479,170

STOCKHOLDERS' DEFICIENCY

Share capital
Authorized:

Issued and outstanding:

	139,213	128,473
Additional paid-in capital (Note 8)	14,524,341	13,758,598
Deficit	(14,669,395)	(14,280,027)
Total Stockholders' Deficiency	(5,841)	(392,956)
Total Liabilities and Stockholders' Deficiency	$415,095	$86,214

Commitments (Note 10)
Subsequent Events (Note 13)

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, August 31, 2019	127,471,700	$127,473	$13,730,801	$(14,314,159)	$(455,885)

Shares issued for LOI on October 28	1,000,000	1,000	10,489	-	11,489

Share based compensation	-	-	17,308	-	17,308

Comprehensive loss	-	-	-	34,132	34,132

Balance, August 31, 2020	128,471,700	$128,473	$13,758,598	$(14,280,027)	$(392,956)

Shares issued for patent	2,000,000	2,000	67,000	-	69,000
Private placement	3,000,000	3,000	177,000	-	180,000
Stock options granted	-	-	297,691	-	297,691
Stock options exercised	3,020,000	3,020	92,972	-	95,992
Warrants exercised	2,720,000	2,720	131,080	-	133,800
Comprehensive loss	-	-	-	(389,368)	(389,368)

Balance, August 31, 2021	139,211,700	$139,213	$14,524,341	$(14,669,395)	$(5,841)

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Year Ended
	August 31	August 31
	2021	-

Expenses
Accounting and audit	44,655	48,314
Bank charges and interest expense	1,416	1,651
Consulting (Note 7)	85,338	26,822
Mineral exploration costs	7,888	16,732
Fees and dues	35,828	19,851
Insurance	-	3,605
Investor relations	34,268	22,510
Legal and professional	83,307	8,688
Office and miscellaneous	4,708	990
Research and development	12,566	1,702
Rent	7,042	1,963
Stock-based compensation (Note 9)	297,691	17,308
Telephone	75	-
Total expenses	614,782	170,136
Loss for the year before other items	(614,782)	(170,136)

Other income (expense)
Foreign exchange gain (loss)	(3,394)	1,067
Gain on marketable securities	53,488	-
Unrealized gain on marketable securities	(5,680)	3,201
Write down of assets (Note 6)	(69,000)	-
Income from royalty granted (Note 5)	250,000	200,000

Income (loss) and comprehensive income (loss) for the year	$(389,368)	$34,132

Basic and diluted income (loss) per share	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	134,809,673	128,313,230

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Year Ended
	August 31	August 31
	2021	2020
Cash flows used in operating activities
(Loss)/Gain	$(389,368)	$34,132
Changes to reconcile net loss to net cash used in operating activities
Shares issued for exploration cost	-	11,489
Interest expense on loan	-	699
Stock-based compensation	297,691	17,308
Unrealized loss/ (gain) on marketable securities	5,680	(3,201)
Gain on disposal of marketable securities	(53,488)	-
Write down of assets	69,000	-
Income from royalty grant	(250,000)	(200,000)
Change in non-cash working capital items:
Accounts receivable	(3,044)	4,717
Prepaid expenses and deposit	(26,439)	15,438
Accounts payable and accrued liabilities	18,941	6,696
Due to related parties	(77,175)	(14,387)

Net cash used in operating activities	(408,202)	(127,109)

Cash flows from investing activities
Proceeds from sale of marketable securities	74,873
Purchase of marketable securities	(17,705)	(21,153)
Proceeds from sale of royalty grant	250,000	200,000
Net cash from investing activities	307,168	178,847

Cash flows from financing activities
Net proceeds from options exercised	95,992	-
Net proceeds from warrants exercised	133,800	-
Repayment of loan from related party	-	(15,968)
Net proceeds from subscriptions received	180,000	-
Net cash from / (used in) financing activities	409,792	(15,968)

Increase in cash	308,758	35,770
Cash, beginning of year	45,528	9,758

Cash, end of year	$354,286	$45,528

Supplemental information of cash flows

Interest paid in cash	$-	$666

The accompanying notes are an integral part of these financial statements

ENRTOPIA CORP.

NOTES TO FINANCIAL STATEMENTS
August 31, 2021

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

2. GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $5,841 as at August 31, 2021 (2020 - $392,956 deficit). As at August 31, 2021 the Company has incurred cumulative losses of $14,669,395 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand.  There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

j. Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, "Asset Retirement and Environmental Obligations". ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company does not believe it has any asset retirement obligation as of August 31, 2021 and 2020.

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

o. Recently adopted Accounting Pronouncements

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of the standard did not have a significant impact on the Company's financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements to Fair Value Measurement. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption.  The adoption of the standard did not have a significant impact on the Company's financial statements.

p. New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses". The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected  based  on  relevant  information  about  past  events,  including  historical  experience,  current  conditions,  and  reasonable  and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes: ASU No. 2019-12 is effective as for public business entities, for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). It eliminates the need for an organization to analyses whether the following apply in a given period:

-Exception to the incremental approach for intra period tax allocation;

-Exceptions to accounting for basis differences when there are ownership changes in foreign investments; and

-Exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.

The ASU also improves financial statement preparers' application of income tax-related guidance and simplifies GAAP for:

- Franchise taxes that are partially based on income;

- Transactions with a government that result in a step up in the tax basis of goodwill;

- Separate financial statements of legal entities that are not subject to tax; and

- Enacted changes in tax laws in interim periods.

4. MARKETABLE SECURITIES

Marketable securities consists of the Company's investment in shares of STEM INC acquired for net cost of $17,705. As at August 31, 2021, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2020	24,354
Additions - cost	17,705
Disposals-cost	(21,385)
Unrealized gain	(5,680)
Balance, August 31, 2021	14,994

5. MINERAL PROPERTY

During the year ended August 30, 2017 the Company staked lode and placer claims on BLM lands in Esmerelda county Nevada covering approximately 160 Acres subject to adjustment. The Company has a 100% interest in the lands and is only responsible for the yearly maintenance fees to keep its 100% interest. The claims are in good standing until August 31, 2022.

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

On October 30, 2020 the Company signed a 1% Royalty agreement with respect to any future commercial lithium production from the Company's Clayton Valley, Nevada claims in exchange for $250,000. The Company has a right of first refusal to repurchase the royalty upon any proposed sale by the royalty holder to a third party.

6. PATENT

On December 14, 2020 the Company signed Definitive Agreement to acquire 100% interest in United States Patent and Trademark Office ("USPTO") patent #6,024,086 - Solar energy collector having oval absorption tubes by issuing 1,000,000 common shares of the Company. The Company issued 1,000,000 additional common shares in escrow to be released upon the successful approval of patent pending work derived from patent #6,024,086. The shares were issued at a price of $0.0345 resulting in a purchase price of $69,000. The patent has since expired and was therefore written off.

On May 25, 2021 the Company announced the filing of its first provisional patent application, Solar Heat Absorber technology.

On May 26, 2021 the Company announced the filing of its second provisional patent application, Solar PV Heat Extraction Technology.

On August 17, 2021 the Company announced the filing of its third provisional patent application, Enertopia Rainmaker Technology.

7. RELATED PARTY TRANSACTIONS

For the year ended August 31, 2021, the Company was party to the following related party transactions with key management personnel, which consists of the President and Chief Executive Officer of the Company and its directors:

  Incurred $Nil (2020 - $10,500) to the President of the Company in consulting fees. As at August 31, 2021, the accounts payable to the President of the Company was $111,659 (2020: $188,834)

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

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

During the year ended August 31, 2021 the Company also issued 3,020,000 common shares as a result of the exercise of stock options and 2,720,000 common shares as a result of the exercise of warrants (Note 9).

As at August 31, 2021 the Company had 139,211,700 shares issued and outstanding (2020 - 128,471,700).

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

For the year ended August 31, 2021, the Company recorded $297,691 (2020 - $17,308) stock-based compensation expense.

A summary of the changes in stock options is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2019	8,320,000	$0.07
Issued	2,000,000	0.02
Expired	(1,000,000)	0.10
Balance, August 31, 2020	9,320,000	$0.06
Issued	5,150,000	0.10
Expired	(1,100,000)	0.05
Exercised	(3,293,224)	0.02
Balance, August 31, 2021	10,076,776	$0.08

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2021	August 31, 2020
Expected volatility	91% - 149%	163%
Risk-free interest rate	0.40% -0.68%	1.16%
Expected life	5 years	2 years
Dividend yield	NIL	NIL
Estimated fair value per option	$0.02 -$0.12	$0.01

The Company has the following options outstanding and exercisable.

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
September 19, 2016	September 19, 2021	0.07	500,000	0.05 years
January 20, 2017	January 20, 2022	0.07	1,200,000	0.39 years
January 31, 2017	January 31, 2022	0.07	1,250,000	0.42 years
May 2, 2017	May 2, 2022	0.10	500,000	0.67 years
October 27, 2017	October 27, 2022	0.05	800,000*	1.16 years
May 11, 2018	May 11, 2023	0.06	500,000*	1.69 years
May 22, 2018	May 22, 2023	0.07	450,000	1.72 years
February 25, 2020	February 25, 2022	0.02	226,776*	0.49 years
December 14, 2020	December 14, 2025	0.05	2,100,000*	4.29 years
January 28, 2021	January 28, 2026	0.14	2,000,000	4.41 years
February 4, 2021	February 4, 2026	0.18	100,000	4.43 years
February 5, 2021	February 5, 2026	0.18	300,000	4.44 years
April 27, 2021	April 27, 2026	0.12	100,000	4.66 years
May 28, 2021	May 28, 2026	0.12	50,000	4.74 years

		0.08	10,076,776	2.40 years

*As at August 31, 2021 the market price of the Company's common shares was $0.0629 per share. A total of 3,626,776 incentive stock options were in the money with an intrinsic value of $48,589.

Warrants

During the year ended August 31, 2021, the Company issued 1,500,000 warrants attached to units in private placements with no finders fees being paid.

There were no warrants issued during the year ended August 31, 2020.

A summary of warrants as at August 31, 2021 and August 31, 2020 is as follows:

		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2019	26,141,459	$0.06
Expired	(12,904,590)	0.07
Balance, August 31, 2020	13,236,869	$0.05
Issued	1,500,000	0.09
Forfeited	(2,300,000)	0.05
Exercised	(2,720,000)	0.04
Balance, August 31, 2021	9,716,869	$0.05

The Company has the following warrants outstanding:

August 31, 2021
Issue Date	Expiry Date	Exercise Price	Number of Warrants*
September 21, 2018	September 21, 2021	0.05	2,427,500
March 27, 2019	March 27, 2023	0.04	5,789,369
January 14, 2021	January 14, 2022	0.09	1,500,000

		0.05	9,716,869

*Each warrant entitles a holder to purchase one common share.

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

11. INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory income tax rates to income tax benefit at the Company's effective tax rates at August 31, 2021 and 2020:

	August 31, 2021	August 31, 2020

Income (loss) before taxes	$(389,368)	$34,132
Statutory tax rate	21.0%	21.0%
Expected income tax expense (recovery)	(81,767)	7,168
Non-deductible items	62,515	3,635
Change in enacted rates and other	3,952	4,441
Change in valuation allowance	15,300	(15,244)
Income tax expense (recovery)	$-	$-

Deferred taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes.  Deferred tax assets (liabilities) at August 31, 2021 and 2020 are comprised of the following:

	August 31, 2021	August 31, 2020

Net operating loss carry forwards	$2,795,131	$2,776,534
Marketable securities	2,549	583
Financing costs	-	2,195
Intangible assets	-	4,725
Mineral property	50,987	49,330
Capital loss carry forwards	4,526	4,526
	2,853,193	2,837,893
Valuation allowance	2,853,193	2,837,893
Deferred tax assets (liabilities)	$-	$-

The Company has net operating loss carry forwards of approximately $13,310,000 (2020 - $13,220,000) which may be carried forward to 2025 and onwards to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years. Future tax assets have not been recognized because it is not probable that future taxable profit will be available against which the Company can utilize the benefits therefrom.

12. SEGMENTED INFORMATION

As at August 31, 2021 and August 31, 2020, the Company is operating its business in one reportable segment: natural resource acquisitions.

13. SUBSEQUENT EVENTS

On Sep 01, 2021 the Company granted 500,000 options to a consultant of the Company for 5yrs at $0.08 per common share.

On Sep 02, 2021 the Company issued 100,000 common shares as a result of the exercise of 100,000 warrants exercised at $0.04 per common share and the Company issued 120,000 common shares as a result of the exercise of 120,000 warrants exercised at $0.05 per common share.

On Sep 08, 2021 the Company issued 520,000 common shares as a result of the exercise of 520,000 warrants exercised at $0.04 per common share and the Company issued 155,000 common shares as a result of the exercise of 155,000 warrants exercised at $0.05 per common share.

On Sep 13, 2021 the Company issued 96,000 common shares as a result of the exercise of 96,000 warrants exercised at $0.04 per common share and issued 100,000 common shares as a result of the exercise of 100,000 warrants exercised at $0.05 per common share.

On Sep 17, 2021 the Company issued 1,550,000 common shares as a result of the exercise of 1,550,000 warrants exercised at $0.05 per common share.

On Sep 21, 2021 the Company issued 50,000 common shares as a result of the exercise of 50,000 warrants exercised at $0.05 per common share.

On Oct 29, 2021 the Company issued 100,000 common shares as a result of the exercise of 100,000 warrants exercised at $0.04 per common share.

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

As of August 31, 2021, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our interim chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2021, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President, Chief Executive Officer, Chief Financial Officer and Director	61	November 2007 April 14, 2008

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2021, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2021. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2021, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2021 and 2020; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2021 and 2020 who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert McAllister(1) President and Director	2021 2020	$ $10,500	Nil Nil	Nil Nil	500,000 Nil	Nil Nil	Nil Nil	Nil Nil	$ $10,500

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

On December 14, 2020 the Company issued 500,000 stock options to the CEO of the Company valid for 5 years at $0.05 cents each.

On December 14, 2020 the Company issued 1,000,000 stock options to a Consultant of the Company valid for 5 years at $0.05 cents each.

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

On June 1, 2021, the Company issued 2,000,000 common shares as a result of the exercise of 2,000,000 warrants exercised at $0.05 per common share.

On June 8, 2021, the Company issued 400,000 common shares to the Company CEO as a result of the exercise of 400,000 warrants exercised at $0.05 per common share.

On June 8, 2021 the Company issued 100,000 common shares as a result of the exercise of 100,000 options exercised at $0.07 per common share.

On June 29, 2021 the Company issued 100,000 common shares as a result of the exercise of 100,000 warrants exercised at $0.05 per common share.

On July 29, 2021 the Company issued 40,000 common shares as a result of the exercise of 40,000 warrants exercised at $0.04 per common share.

On July 29, 2021 the Company announced it had engaged Fundamental Research Corp. Fundamental Research Corp. is an issuer-paid independent research house.

On August 17, 2021 the Company announced the filing of provisional patent #3, known as Enertopia RainmakerTM

On Aug 23, 2021 the Company issued 40,000 common shares as a result of the exercise of 40,000 warrants exercised at $0.04 per common share.

On Aug 31, 2021 the Company issued 40,000 common shares as a result of the exercise of 40,000 warrants exercised at $0.04 per common share.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert McAllister	500,000 500,000			$0.07 $0.05	2022/01/20 2025/12/14

Option Exercises

During our fiscal year ended August 31, 2021, there were 2,720,000 (2020 - Nil) stock options exercised.

Compensation of Directors

Except as otherwise disclosed, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 30, 2021, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert McAllister Kelowna, British Columbia, Canada	8,205,000(1)	5.78%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 21, 2021. As of November 21, 2021, there were 141,902,700 shares of our company's common stock issued and outstanding.

(1)	Includes:
	1.	500,000 Options which are exercisable at $0.07 into common shares;
	2.	500,000 Options which are exercisable at $0.05 into common shares;
	3.	200,000 warrants which are exercisable at $0.05 into common shares; and
	4.	7,005,000 common shares.
Note 200,000 warrants above expired subsequent to year end.

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

For the year ended August 31, 2021, the Company was party to the following related party transactions:

  Incurred $Nil (2020 - $10,500) to the President of the Company in consulting fees (Note 7).  As at August 31, 2021, the accounts payable to the President of the Company was $111,659 (2020: $188,834)

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2021 and for fiscal year ended August 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2021	August 31, 2020
Audit Fees	20,000	24,780
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	20,000	24,780

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Davidson & Company LLP for fiscal year ended August 31, 2021.

Audit related Fees. There were no audit related fees paid to Davidson & Company LLP for the fiscal year ended August 31, 2021 or for the fiscal year ended August 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2021 and August 31, 2020, we did not use Davidson & Company LLP for non-audit professional services or preparation of corporate tax returns.

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

10.16	Joint Agreement and Mutual Release dated June 11, 2015 with Green Canvas Ltd. and Tim Selenski (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed June 2, 2015)

10.17	Joint Venture Extension Agreement dated April 29, 2015 with The Green Canvas Ltd. and Tim Selenski (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 1, 2015)

14.1	Code of Ethics (incorporated by reference by from our annual report on Form 10-KSB filed on November 29, 2007).

31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).

31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERTOPIA CORP.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 5, 2021.

By: /s/ Robert McAllister
Robert McAllister
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 5, 2021.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 5, 2021.

By: /s/ Robert McAllister
Robert McAllister
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 5, 2021.