Form 10-Q
period 2021-11-30
Enertopia Corp.
filed 2022-01-13
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    November 30, 2021

or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _________________________________

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

142,002,700 common shares issued and outstanding as of November 30, 2021

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the three month period ended November 30, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.

UNAUDITED CONDENSED INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)

	November 30	August 31
	2021	2021

ASSETS
Current

Cash and cash equivalents	$360,430	$354,286
Marketable securities (Note 4)	15,443	14,994
Accounts receivable	6,068	4,552
Prepaid expenses and deposit	30,156	41,263
Total current assets	412,097	415,095

Total Assets	$412,097	$415,095

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$289,052	$309,277
Due to related parties (Note 6)	90,659	111,659
Total Current Liabilities	379,711	420,936

STOCKHOLDERS' EQUITY

Share capital
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 142,002,700 common shares at November 30, 2021 and August 31,2021: 139,211,700	142,004	139,213
Additional paid-in capital (Note 7)	14,675,996	14,524,341
Deficit accumulated during the exploration stage	(14,785,614)	(14,669,395)
Total Stockholders' Equity	32,386	(5,841)

Total Liabilities and Stockholders' Equity	$412,097	$415,095

Commitments (Note 9)
Subsequent Events (Note 11)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY
Balance, August 31, 2020	128,471,700	128,473	13,758,598	(14,280,027)	(392,956)

Shares issued for LOI on November 12	-	-	15,450	-	15,450

Comprehensive loss	-	-	-	222,603	222,603

Balance, November 30, 2020	128,471,700	128,473	13,774,048	(14,057,424)	(154,903)
Shares issued for patent	2,000,000	2,000	67,000	-	69,000
Private placement	3,000,000	3,000	177,000	-	180,000
Stock options granted	-	-	273,236	-	273,236
Stock options exercised	2,720,000	2,720	72,328	-	75,048
Warrants exercised	40,000	40	1,560	-	1,600
Comprehensive loss	-	-	-	(295,225)	(295,225)

Balance, February 28, 2021	136,231,700	136,233	14,365,172	(14,352,649)	148,756

Stock options granted	-	-	9,005	-	9,005
Stock options exercised	200,000	200	13,800	-	14,000
Comprehensive loss	-	-	-	(91,066)	(91,064)

Balance, May 31, 2021	136,431,700	136,433	14,387,977	(14,443,715)	80,695

Stock options exercised	100,000	100	6,844	-	6,944
Warrants exercised	2,680,000	2,680	129,520	-	132,200
Comprehensive loss	-	-	-	(225,680)	(225,680)

Balance, August 31, 2021	139,211,700	139,213	14,524,341	(14,669,395)	(5,841)

Warrants exercised	2,791,000	2,791	128,599	-	131,390
Stock options granted on September 1			23,056	-	23,056
Comprehensive loss	-	-	-	(116,219)	(116,219)

Balance, November 30, 2021	142,002,700	142,004	14,675,996	(14,785,614)	32,386

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2021	2020
Expenses
Accounting and audit	$2,670	$5,235
Bank charges and interest expense	464	225
Consulting (Note 6)	34,036	3,000
Mineral exploration costs	7,035	1,373
Fees and dues	6,005	6,816
Investor relations	11,748	4,247
Legal and professional	19,585	3,913
Office and miscellaneous	389	977
Research and Development	5,225	1,984
Rent	2,631	-
Stock based compensation (Note 8)	23,056	15,450
Telephone	19	31
Travel	4,093	-

Total expenses	116,956	43,251

Loss for the period before other items	(116,956)	(43,251)

Other income (expense)
Foreign exchange gain (loss)	288	(1,290)
Unrealized gain on marketable securities	449	16,250
Realized gain on marketable securities	-	894
Income from royalty granted (Note 5)	-	250,000
Net Income (loss) and comprehensive Income (loss) for the period	$(116,219)	$222,603
Basic Income (loss) per share	$(0.00)	$0.00
Diluted Income (loss) per share	$(0.00)	$0.00
Weighted average number of common shares outstanding - basic	141,549,184	128,471,700
Weighted average number of common shares outstanding - diluted	141,549,184	128,940,297

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2021	2020
Cash flows used in operating activities

Net Income (loss)	$(116,219)	$222,603
Changes to reconcile net loss to net cash used in operating activities
Shares issued for exploration cost	-	-
Stock based compensation	23,056	15,450
Income from Royalty grant	-	(250,000)
Unrealized gain on marketable securities	(449)	(16,250)
Gain on disposal of marketable securities	-	(894)
Interest on loan payable	-	-
Change in non-cash working capital items:
Accounts receivable	(1,516)	(810)
Prepaid expenses and deposit	11,107	(7,718)
Accounts payable and accrued liabilities	(20,225)	2,547
Due to related parties	(21,000)	(5,250)
Net cash used in operating activities	(125,246)	(40,322)

Cash flows from Investing activities
Proceeds from disposal of marketable securities	-	2,069
Proceeds from royalty grant	-	250,000
Net cash from investing activities	-	252,069

Cash flows from Financing activities
Proceeds from warrant exercise	131,390	-
Net cash from financing activities	131,390	-
Increase in cash and cash equivalents	6,144	211,747
Cash and cash equivalents, beginning of period	354,286	45,528
Cash and cash equivalents, end of period	$360,430	$257,275

Supplemental information of cash flows
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2020

(Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed interim financial statements for the period ended November 30, 2021 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2021 audited annual financial statements and notes thereto.

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

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred net cash outflows from operating activities of $125,246 for the three months ended November 30, 2021 ($40,322 for the three months ended November 30, 2020) and as at November 30, 2021 has incurred cumulative losses of $14,785,614 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

3.         SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2021.

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

4. MARKETABLE SECURITIES

Marketable securities consist of the Company's investment in shares of STEM.INC. As at November 30, 2021, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2020	24,354
Additions	17,705
Disposals	(21,385)
Unrealized loss	(5,680)
Balance, August 31, 2021	14,994
Unrealized gain	449
Balance, November 30, 2021	15,443

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

6.          RELATED PARTIES TRANSACTION

For the three month period ended November 30, 2021, the Company was party to the following related party transactions:

  As at November 30, 2021, the accounts payable to the President of the Company was $90,659 as at (August 31, 2021: $111,659).

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

As at November 30, 2021 the Company had 142,002,700 shares issued and outstanding and August 31, 2021 the Company had 139,211,700 shares issued and outstanding.

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

On September 1, 2021, the Company issued 500,000 stock options to one of the consultants of the Company with an exercise price of $0.08 vested immediately, expiring September 1, 2026.

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Expected dividend yield	0.00%
Expected stock volatility	92%
Risk-free interest rate	0.78%
Expected life of options (years)	5.00
Expected forfeiture rate	0.00%
Grant date fair value per option	$0.05

During the three-month period ended November 30, 2021, the Company recorded $23,056 (November 30, 2020 - $15,450) as stock based compensation expenses and a total of 500,000 stock options expired without being exercised (November 30, 2020 - 1,100,000).

A summary of the changes in stock options for the three months ended November 30, 2021 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2020	9,320,000	$0.06
Issued	5,150,000	0.08
Exercised	(3,293,224)	0.02
Forfeited	(1,100,000)	0.05
Balance, August 31, 2021	10,076,776	$0.08
Issued	500,000	0.08
Forfeited	(500,000)	0.07
Balance, November 30, 2021	10,076,776	$0.08

The Company has the following options outstanding and exercisable:

November 30, 2021

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life

January 20, 2017	January 20, 2022	0.07	1,200,000	0.14 years
January 31, 2017	January 31, 2022	0.07	1,250,000	0.17 years
May 2, 2017	May 2, 2022	0.10	500,000	0.42 years
October 27, 2017	October 27, 2022	0.05	800,000	0.91 years
May 11, 2018	May 11, 2023	0.06	500,000	1.44 years
May 22, 2018	May 22, 2023	0.07	450,000	1.47 years
February 25, 2020	February 25, 2022	0.02	226,776*	0.24 years
December 14, 2020	December 14, 2025	0.05	2,100,000	4.04 years
January 28, 2021	January 28, 2026	0.14	2,000,000	4.16 years
February 4, 2021	February 4, 2026	0.18	100,000	4.18 years
February 5, 2021	February 5, 2026	0.18	300,000	4.19 years
April 27, 2021	April 27, 2026	0.12	100,000	4.41 years
May 28, 2021	May 28, 2026	0.12	50,000	4.49 years
September 01, 2021	September 01, 2026	0.08	500,000	4.76 years

		0.08	10,076,776	2.41 years

*As at November t 30, 2021 the market price of the Company's common shares was $0.0490 per share. A total of 226,776 incentive stock options were in the money with an intrinsic value of $6,577..

August 31, 2021
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

Warrants

During the period ended November 30, 2021 2,791,000 warrants were exercised at an average price of $0.05 and 452,500 warrants were forfeited..

A summary of warrants as at November 30, 2021 and August 31, 2021 is as follows:

		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2020	13,236,869	$0.05
Issued	1,500,000	0.09
Forfeited	(2,300,000)	0.05
Exercised	(2,720,000)	0.07
Balance, August 31, 2021	9,716,869	$0.05
Exercised	(2,791,000)	0.05
Forfeited	(452,500)	0.05
Balance, November 30,2021	6,473,369	$0.05

The Company has the following warrants outstanding:

November 30, 2021
Issue Date	Expiry Date	Exercise Price ($)	Number of Warrants*

March 27, 2019	March 27, 2023	0.04	4,973,369
January 14, 2021	January 14, 2022	0.09	1,500,000

		0.05	6,473,369

*Each warrant entitles a holder to purchase one common share.

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

10.       SEGMENTED INFORMATION

As at November 30, 2021 and August 31, 2021, the Company is operating its business in one reportable segment: natural resource acquisitions. All of the Company's material long-lived assets are located in the United States.

11.        SUBSEQUENT EVENTS

On December 3, 2021 the Company signed Flathead Business Solutions to a 3 month contract for $6,000.

On December 06, 2021 the Company signed Definitive Agreement to acquire 100% interest in hydrogen technology proto type by issuing 1,000,000 common shares of the Company. The Company issued 1,000,000 additional common shares in escrow to be released upon the successful approval of patent pending work derived from the prototype. The Technology is to be adapted to work at our Clayton Valley lithium project. If successful the technology could have several clean energy applications. The Company also paid $25,000 on signing the Definitive Agreement.

On December 6th, 2021 the Company signed Terry Galyon to a 12 month contract for $2,500 per month and the issuance of 500,000 stock options valid for 5 years at $0.07 cents each.

On December 6, 2021 the Company granted 250,000 stock options valid for 5 years at $0.07 cents each to Mark Snyder a consultant of the Company.

On December 6, 2021 the Company granted 250,000 stock options valid for 5 years at $0.07 cents each to Robert McAllister CEO of the Company.

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

Mineral Property

On August 30, 2017, the Company announced the staking of Lode and Placer claims of BLM lands in Esmeralda county Nevada covering approximately 160 Acres subject to adjustment. The Company has an 100% interest in the lands and is only responsible for the yearly maintenance fees to the BLM (estimated to be $2,635) and County (estimated to be $212) due November 1, 2018 to keep its 100% interest.  During the year ending August 31, 2019, the Company paid $2,805 in maintenance fees.  The claims are in good standing until August 31, 2022.

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

Results of Operations - Three Months Ended November 30, 2021 and November 30, 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2021, which are included herein.

Our operating results for the three months ended November 30, 2021, for the three months ended November 30, 2020 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended November 30, 2021		Three Months Ended November 30, 2020		Change Between Three Month Period Ended November 30, 2021 and November 30, 2020
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of product sales		Nil		Nil		Nil
Other expenses (income)		(737)		(265,854)		(265,117)
General and administrative		872		1,233		361
Investor relations		11,748		4,247		(7,501)
Consulting fees		34,036		3,000		(31,036)
Fees and dues		6,005		6,816		811
Exploration expenses		7,035		1,373		(5,662)
Stock based compensation		23,056		15,450		(7,606)
Research and development		5,225		1,984		(3,241)
Professional fees		22,255		9,148		(13,107)
Rent		2,631		Nil		(2,631)
Travel		4,093		Nil		(4,093)

Net loss (income)		116,219		(222,603)		(338,822)

Our accumulated losses are $14,785,614 at November 30, 2021. Our financial statements report revenue of $Nil for the three months ended November 30, 2021 and November 30, 2020.  Our financial statements report a net loss of $116,219 for the three-month period ended November 30, 2020, compared to a net income of $222,603 for the three-month period ended November 30, 2020. Our net income has decreased by $338,822 for the three-month period ended November 30, 2021.  This decrease was mainly due to the fact that  net income for the period ended November 30, 2020 included a royalty sale for proceeds of $250,000. Our operating costs were higher by $73,704 for November 30, 2021 compared to November 30, 2020. The increase was largely due higher consulting and professional fees as a result of the Company's increased activity during fiscal 2022 so far.

As at November 30, 2021, we had $379,711 in current liabilities, which is comparable to current liabilities as at August 31, 2021.  Our net cash used in operating activities for the three months ended November 30, 2021 was $125,246 compared to $40,322 used in the three months ended November 30, 2020.

Liquidity and Financial Condition

Working Capital	At	At
	November 30,	August 31,
	2021	2021
Current assets	$412,097	$415,095
Current liabilities	379,711	420,936
Working capital surplus/(deficit)	$32,386	$(5,841)

Cash Flows
	At November 30,	At November 30,
	2021	2020
Cash flows used in operating activities	$(125,246)	$(40,322)
Cash flows from investing activities	-	252,069
Cash flows from financing activities	131,390	-
Net increase in cash during year	$6,144	$211,747

Operating Activities

Net cash used in operating activities was $125,246 in the three months ended November 30, 2021 compared with net cash used in operating activities of $40,332 in the same period in 2020.

Financing Activities

Net cash provided by financing activities was $131,390 in the three months ended November 30, 2021 compared to $Nil in the same period in 2020.

Investing Activities

Net cash provided in investing activities was $Nil in the three months ended November 30, 2021 compared to $252,069 in the same period in 2020.

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

As of November 30, 2021, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2021 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2021, we have incurred a net loss of $389,368 for the year ended August 31, 2021 (net income $34,132 for the year ended August 31, 2020) and as at August 31, 2021 has incurred cumulative losses of $14,669,395 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

Item 6. Exhibits

Exhibit Number	Description
(i) Articles of Incorporation; and (ii) Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - Principal Executive Officer
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - Principal Financial Officer and Principal Accounting Officer
32.1	Section 1350 Certifications - Principal Executive Officer
32.2	Section 1350 Certifications - Principal Financial Officer and Principal Accounting Officer

101.INS	XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
01/10/2022

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
01/10/2022