Form 10-Q
period 2022-02-28
Enertopia Corp.
filed 2022-04-13
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  February 28, 2022
or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________________ to _________________________________
Commission File Number  000-51866
Enertopia Corporation
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) #18 1873 Spall Road, Kelowna, BC (Address of principal executive offices)	20-1970188 (IRS Employer Identification No.) V1Y 4R2 (Zip Code)

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
155,116,088 common shares issued and outstanding as of February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee of
Enertopia Corp.
Results of Review of Interim Financial Statements
We have reviewed the accompanying balance sheet of Enertopia Corp. as of February 28, 2022, and the related statements of operations, changes in stockholders' equity for the six month periods ended February 28, 2022 and 2021, and cash flows for the six month periods ended February 28, 2022 and 2021 and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
Basis for Review Results
These interim financial statements are the responsibility of the Company's management. We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB
A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
This report is intended solely for the information and use of management and the Audit Committee of Enertopia Corp. and is not intended to be and should not be used by anyone other than these specified parties.
/s/ DAVIDSON & COMPANY LLP
Vancouver, Canada	Chartered Professional Accountants
April 11, 2022

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.
Our unaudited condensed financial statements for the six month period ended February 28, 2022 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.
UNAUDITED CONDENSED INTERIM BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 28	August 31
	2022	2021
ASSETS
Current
Cash and cash equivalents	$131,199	$354,286
Marketable securities	-	14,994
Accounts receivable	576	4,552
Prepaid expenses and deposit	137,249	41,263
Total current assets	269,024	415,095

Non-Current
Mineral Property (Note 5)	10,500	-
Total Assets	$279,524	$415,095

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$274,716	$309,277
Due to related parties (Note 8)	85,409	111,659
Total Current Liabilities	360,125	420,936

STOCKHOLDERS' EQUITY

Share capital (Note 9)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
155,116,088 common shares at February 28, 2022 and August 31,2021: 139,211,700	155,117	139,213
Additional paid-in capital (Note 10)	15,288,404	14,524,341
Deficit accumulated during the exploration stage	(15,524,122)	(14,669,395)
Total Stockholders' Equity	(80,601)	(5,841)
Total Liabilities and Stockholders' Equity	$279,524	$415,095

Commitments (Note 11)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY
Balance, August 31, 2020	128,471,700	$128,473	$13,758,598	$(14,280,027)	$(392,956)

Shares issued for LOI	-	-	15,450	-	15,450

Comprehensive loss	-	-	-	222,603	222,603

Balance, November 30, 2020	128,471,700	128,473	13,774,048	(14,057,424)	(154,903)
Shares issued for patent	2,000,000	2,000	67,000	-	69,000
Private placement	3,000,000	3,000	177,000	-	180,000
Stock options granted	-	-	273,236	-	273,236
Stock options exercised	2,720,000	2,720	72,328	-	75,048
Warrants exercised	40,000	40	1,560	-	1,600
Comprehensive loss	-	-	-	(295,225)	(295,225)

Balance, February 28, 2021	136,231,700	136,233	14,365,172	(14,352,649)	148,756
Stock options granted	-		9,005	-	9,005
Stock options exercised	200,000	200	13,800	-	14,000
Comprehensive loss	-	-	-	(91,066)	(91,064)

Balance, May 31, 2021	136,431,700	136,433	14,387,977	(14,443,715)	80,695
Stock options exercised	100,000	100	6,844	-
Warrants exercised	2,680,000	2,680	129,520	-
Comprehensive loss	-	-	-	(225,680)	(225,680)

Balance, August 31, 2021	139,211,700	139,213	14,524,341	(14,669,395)	(5,841)
Warrants exercised	2,791,000	2,791	128,599	-	131,390
Stock options granted on Sept 1	-		23,056	-	23,056

Comprehensive income (loss)	-	-	-	(116,219)	(116,219)

Balance, November 30, 2021	142,002,700	142,004	14,675,996	(14,785,614)	32,386

Shares issued for hydrogen technology	2,000,000	2,000	98,400	-	100,400
Shares issued for investment in Joint Venture	10,000,000	10,000	440,000	-	450,000
Shares issued for services	1,000,000	1,000	41,300		42,300
Stock options granted	-	-	32,821	-	32,821
Stock options exercised	113,388	113	(113)	-	-
Comprehensive loss	-	-	-	(738,508)	(738,508)

Balance, February 28, 2022	155,116,088	155,117	15,288,404	(15,524,122)	(80,601)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28	February 28	February 28	February 28
	2022	2021	2022	2021
Expenses

Accounting and audit	$9,795	$11,026	$12,465	$16,261
Bank charges and interest expense	602	329	1,066	554
Consulting (Note 7)	57,593	10,500	91,629	13,500
Mineral exploration costs	3,298	3,540	10,333	4,913
Fees and dues	10,970	7,122	16,975	13,938
Investor relations	8,608	11,427	20,356	15,674
Legal and professional	6,478	7,252	26,062	11,165
Office and miscellaneous	3,130	289	3,538	1,297
Research and development (Note 6,7)	645,912	1,349	651,137	3,333
Rent	2,593	1,722	5,224	1,722
Stock based compensation (Note 10)	32,821	273,236	55,877	288,686
Telephone	-	-	4,093	-

Total expenses	781,800	327,792	898,755	371,043

Loss for the period before other items	(781,800)	(327,792)	(898,755)	(371,043)

Other income (expense)
Foreign exchange gain (loss)	(1,329)	(1,040)	(1,042)	(2,330)
Unrealized gain on marketable securities (Note 4)	2,262	11,997	2,711	28,247
Gain on disposal of marketable securities (Note 4)	(7,641)	21,610	(7,641)	22,504
Income from mineral property sale (Note 5)	50,000	-	50,000	-
Income from royalty grant (Note 5)	-	-	-	250,000

Net Income (loss) and comprehensive Income (loss) for the period	$(738,508)	$(295,225)	$(854,727)	$(72,622)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.01)	$0.00
Diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic	151,986,777	132,405,922	146,780,966	130,427,943
Weighted average number of common shares outstanding - diluted	151,986,777	132,405,922	146,780,966	130,427,943

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 28	February 28
	2022	2021
Cash flows used in operating activities

Net Income (loss)	$(854,727)	$(72,622)
Changes to reconcile net loss to net cash used in operating activities
Shares issued for consulting	42,300	-
Shares issued for purchase of hydrogen technology	100,400	-
Shares issued for battery management technology	450,000
Stock based compensation	55,877	288,686
Income from mineral property sale	(50,000)	(250,000)
Unrealized gain on marketable securities	(2,711)	(28,247)
Loss (gain) on disposal of marketable securities	7,641	(22,504)
Change in non-cash working capital items:
Accounts receivable	3,976	483
Prepaid expenses and deposit	(95,986)	(38,930)
Accounts payable and accrued liabilities	(34,561)	(15,826)
Due to related parties	(26,250)	(28,875)
Net cash (used in) operating activities	(404,041)	(167,835)

Cash flows from Investing activities
Proceeds from disposal of marketable securities	10,064	31,905
Staking of mineral property	(10,500)	-
Proceeds from mineral property sale	50,000	-
Proceeds from royalty grant	-	250,000
Net cash from investing activities	49,564	281,905

Cash flows from (used in) Financing activities
Net proceeds from options exercised	-	75,048
Net proceeds from warrants exercised	131,390	1,600
Net proceeds from subscriptions received	-	180,000
Net cash from (used in) Financing activities	131,390	256,648

Increase (Decrease) in cash and cash equivalents	(223,087)	370,718
Cash and cash equivalents, beginning of period	354,286	45,528
Cash and cash equivalents, end of period	$131,199	$416,246

Supplemental information of cash flows
Cashless option exercise	113	-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2022

(Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed interim financial statements for the period ended February 28, 2022 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2021 audited annual financial statements and notes thereto.

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

2.        GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred net cash outflows from operating activities of $404,041 for the six months ended February 28, 2022 ($167,835 for the six months ended February 28, 2021) and as at February 28, 2022 has incurred cumulative losses of $15,524,122 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

4. MARKETABLE SECURITIES

Marketable securities consist of the Company's investment in units of Grayscale Bitcoin Trust. As at February 28, 2022, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2020	24,354
Additions	17,705
Proceeds from disposals	(21,385)
Unrealized Gain	(5,680)
Balance, August 31, 2021	14,994
Unrealized gain	2,711
Proceeds from disposal	(10,064)
Loss on disposal	(7,641)
Balance, February 28, 2022	-

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

On February 24, 2022, the Company announced the proposed sale of the Lode and Placer claims of BLM lands in Esmeralda county Nevada covering approximately 160 Acres subject to adjustment to Cypress Development Corp.

The Agreed upon selling price is $1,100,000 cash with $50,000 of this total being received on signing the definitive agreement and the issuance of 3,000,000 shares of Cypress Development Corp. This proposed sale is subject to Company shareholders approving the transaction at a special meeting to be held April 29, 2022 with a shareholder date of record being March 25th 2022, and other regulatory approvals.

On February 25, 2022 the Company completed the staking of approximately 1,760 acres, covering 88 lode claims, prospective for Lithium Claystone in the Big Smoky Valley of western Nevada. Respective payments have been made to Esmeralda County and BLM for the year ending August 31, 2022. The Company owns 100% of the project, with no royalties payable.

6. TECHNOLOGY DEVELOPMENT

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement with Mr. Terry Galyon to acquire 100% ownership and rights to the Hydrogen Technology. The Company paid $25,000 in cash and issued 1,000,000 shares to Mr. Terry Galyon in consideration for acquiring the Hydrogen Technology. The Company has recorded the considerations for the purchase of the Hydrogen Technology as research and development expense in the condensed statement of operations for the period ended February 28, 2022, as follows:

Consideration for Purchase of Hydrogen Technology	Amount $
2,000,000 shares at FV 0.0502 (Adjusted closing price on the date of the issuance)	100,400
Cash payment	25,000
Total	125,400

The technology is still in research and development phase and is not commercially feasible as at period ended February 28, 2022. The Company has incurred an additional $16,905 as research and development costs for the period ended February 28, 2022 related to hydrogen technology.

7. BATTERY MANAGEMENT TECHNOLOGY ("BMT")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement with Mr. Mark Snyder and Paul Sandler to acquire 100% ownership and rights to their Provisional Patent Pending BMT. The Company created a Joint Venture ("JV") with 51% controlling interest to run the commercial and industrial operations related to the BMT and has paid $30,000 in cash and issued 10,000,000 shares (5,000,000 shares of which are in escrow) valued at $450,000 for purchase of the BMT. BMT is still in research and development phase and have not obtained commercial or operational feasibility as at period ended February 28, 2022. The The Company has recorded the entire considerations of $480,000 for the ownership of the BMT as research and development expense in the condensed statement of operations for the period ended February 28, 2022.

8. RELATED PARTIES TRANSACTION

For the six month period ended February 28, 2022, the Company was party to the following related party transactions:

  The Company incurred $Nil (February 28, 2021: $Nil) to the President of the Company in consulting fees.
  The amounts outstanding in accounts payable to the President of the Company as at February 28, 2022 is $85,409 (August 31, 2021 - $111,659).
  On December 6, 2021, the Company issued 250,000 stock options valued at $8,205 to the President of the Company (Note 10).

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

During the year ended August 31, 2021 the Company also issued 3,020,000 common shares as a result of the exercise of stock options and 2,720,000 common shares as a result of the exercise of warrants.

During the six months ended February 28, 2022, the Company also issued 113,388 common shares as a result of the exercise of stock options and 2,791,000 common shares as a result of the exercise of warrants (Note10).

On December 6, 2021 the Company issued 1,000,000 common shares and an additional 1,000,000 common shares in escrow in connection with the purchase of Hydrogen Technology (Note 6).

On December 17, 2021 the Company issued 5,000,000 common shares and an additional 5,000,000 common shares in escrow in connection with the Investment in JV (Note 7).

On February 25, 2022, the Company issued 1,000,000 shares to one consultant of the Company.

As at February 28, 2022 and August 31, 2021 the Company had 155,116,088 (August 31, 2021: 139,211,700) shares issued and outstanding.

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

On September 9, 2021, the Company issued 500,000 stock options to one of the consultants of the Company with an exercise price of $0.08 vested immediately, expiring September 9, 2026.

On December 6, 2021, the Company issued 500,000 stock options to one of the consultants of the Company with an exercise price of $0.07 vested immediately, expiring December 6, 2026.

On December 6, 2021, the Company issued 250,000 stock options to one of the consultants of the Company with an exercise price of $0.07 vested immediately, expiring December 6, 2026.

On December 6, 2021, the Company issued 250,000 stock options to one director of the Company with an exercise price of $0.07 vested immediately, expiring December 6, 2026.

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

Expected dividend yield	0.00%
Expected stock volatility	92%
Risk-free interest rate	1.20%
Expected life of options (years)	5.00
Expected forfeiture rate	0.00%
Grant date fair value per option	$0.06

During the six month period ended February 28, 2022, the Company recorded $55,877 (February 28, 2021 $288,686) as stock based compensation expenses. In addition, the Company issued 113,388 (February 28, 2021: 2,720,000) common shares of the Company as a result of exercise of 226,776 cashless stock options and a total of 2,950,000 stock options expired without being exercised (February 29, 2021: 1,100,000).

A summary of the changes in stock options for the six months ended February 28, 2022 is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2020	9,320,000	$0.06
Issued	5,150,000	0.10
Expired	(1,100,000)	0.05
Exercised	(3,293,224)	0.04
Balance, August 31, 2021	10,076,776	$0.08
Issued	1,500,000	0.10
Expired	(2,950,000)	0.07
Exercised	(226,776)	0.04
Balance, February 28, 2022	8,400,000	$0.08

The Company has the following options outstanding and exercisable:

February 28, 2022
Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
May 2, 2017	May 2, 2022	0.10	500,000	0.17 years
October 27, 2017	October 27, 2022	0.05	800,000	0.66 years
May 11, 2018	May 11, 2023	0.06	500,000	1.20 years
May 22, 2018	May 22, 2023	0.07	450,000	1.23 years
December 14, 2020	December 14, 2025	0.05	2,100,000	3.79 years
January 28, 2021	January 28, 2026	0.14	2,000,000	3.92 years
February 4, 2021	February 4, 2026	0.18	100,000	3.94 years
February 5, 2021	February 5, 2026	0.18	300,000	3.94 years
April 27, 2021	April 27, 2026	0.12	100,000	4.16 years
May 28, 2021	May 28, 2026	0.12	50,000	4.25 years
September 1, 2021	September 1, 2026	0.08	500,000	4.51 years
December 6, 2021	December 6, 2026	0.07	1,000,000	4.77 years

		0.09	8,400,000	3.19 years

*As at February 28, 2022 the market price of the Company's common shares was $0.0423 per share. No incentive stock options were in the money.

August 31, 2021
Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
September 19, 2016	September 19, 2021	0.07	500,000	0.05 years
January 20, 2017	January 20, 2022	0.07	1,200,000	0.39 years
January 31, 2017	January 31, 2022	0.07	1,250,000	0.42 years
May 2, 2017	May 2, 2022	0.10	500,000	0.67 years
October 27, 2017	October 27, 2022	0.05	800,000*	1.16 years
May 11, 2018	May 11, 2023	0.06	500,000*	1.69 years
May 22, 2018	May 22, 2023	0.07	450,000	1.72 years
February 25, 2020	February 25, 2022	0.02	226,776*	0.49 years
December 14, 2020	December 14, 2025	0.05	2,100,000	4.29 years
January 28, 2021	January 28, 2026	0.14	2,000,000	4.41 years
February 4, 2021	February 4, 2026	0.18	100,000	4.43 years
February 5, 2021	February 5, 2026	0.18	300,000	4.44 years
April 27, 2021	April 27, 2026	0.12	100,000	4.66 years
May 28, 2021	May 28, 2026	0.12	50,000	4.74 years

		0.08	10,076,776	2.40 years

*As at August 31, 2021 the market price of the Company's common shares was $0.0629 per share. A total of 3,626,776 incentive stock options were in the money with an intrinsic value of $48,589.

Warrants

During the period ended February 28, 2022 the Company extended 1,500,000 warrants attached to units in a private placement January 14th 2021 until May 14, 2022 ( Note 9).

A summary of warrants as at February 28, 2022 and August 31, 2021 is as follows:

		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2020	13,236,869	$0.05
Issued	1,500,000	0.09
Forfeited	(2,300,000)	0.05
Exercised	(2,720,000)	0.07
Balance, August 31, 2021	9,716,869	$0.05
Forfeited	(452,500)	0.05
Exercised	(2,791,000)	0.05
Balance, February 28, 2022	6,473,369	$0.05

The Company has the following warrants outstanding:

February 28, 2022
Issue Date	Expiry Date	Exercise Price	Number of Warrants*
March 27, 2019	March 27, 2023	0.04	4,973,369
January 14, 2021	May 14, 2022	0.09	1,500,000

		0.05	6,473,369

*Each warrant entitles a holder to purchase one common share.

11.        COMMITMENTS

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

12.       SEGMENTED INFORMATION

As at February 28, 2022 and August 31, 2021, the Company is operating its business in one reportable segment: natural resource acquisitions.  All of the Company's material long-lived assets are located in the United States.

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

On December 14, 2020, the Company signed Definitive Agreement to acquire 100% interest in United States Patent and Trademark Office ("USPTO") patent #6,024,086 - Solar energy collector having oval absorption tubes by issuing 1,000,000 common shares of the Company. The Company issued 1,000,000 additional common shares in escrow to be released upon the successful approval of patent pending work derived from patent #6,024,086. The shares were issued at a price of $0.0345 resulting in a purchase price of $69,000. The patent has since expired and was therefore written off.

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

On December 6, 2021, the Company issued 500,000 stock options to one of the consultants of the Company with an exercise price of $0.07 vested immediately, expiring December 6, 2026.

On December 6, 2021, the Company issued 250,000 stock options to one of the consultants of the Company with an exercise price of $0.07 vested immediately, expiring December 6, 2026.

On December 6, 2021, the Company issued 250,000 stock options to one director of the Company with an exercise price of $0.07 vested immediately, expiring December 6, 2026.

On February 25, 2022, the Company issued 1,000,000 shares at $0.04 to one consultant of the Company and $2,500 cash.

Chronological Overview of our Business over the Last Five Years

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

On July 19, 2019, the President of the Company provided a short term loan to the Company for the amount of CAD$20,000 ($15,301). The loan provides for a 10% annual interest rate and was repayable on October 19, 2019. On February 15, 2020, the loan plus interest was paid back in full.

On December 31st, 2019, the Company accepted the resignation of directors Kristian Ross and Kevin Brown.

On February 12th, 2020, the Company signed a 1% Royalty agreement with respect to any future commercial lithium production from the Company's Clayton Valley, Nevada claims in exchange for $200,000. The Company has a right of first refusal to repurchase the royalty upon any proposed sale by the royalty holder to a third party.

On February 25th, 2020, the Company signed Mark Snyder to a one year Technology Advisory Board. Monthly contract rate of $1,000 per month and the issuance of 2,000,000 stock options valid for two years at a strike price of $0.02 per share.

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

On May 25, 2021 the Company announced the filing of provisional patent #1, known as the Enertopia Solar Booster TM

On May 26, 2021the Company announced the filing of provisional patent #2, known as Enertopia Heat ExtractorTM.

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

On August 17, 2021 the Company announced the filing of provisional patent #3, known as Enertopia RainmakerTM.

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

On April 2, 2020 the Company announced it's maiden 43-101 Lithium resource report which can be found at the Company's website www.enertopia.com

On February 24, 2022 the Company announced the proposed sale of the Lode and Placer claims of BLM lands in Esmeralda county Nevada covering approximately 160 Acres subject to adjustment to Cypress Development Corp.

The Agreed upon selling price is $1,100,000 cash with $50,000 of this total being received on Signing the definitive agreement and the issuance of 3,000,000 shares of Cypress Development Corp. This proposed sale is subject to Company shareholders approving the transaction at a special meeting to be held April 29, 2022 with a shareholder date of record being March 25th 2022.

On February 25, 2022 the Company completed the staking of approximately 1,760 acres, covering 88 lode claims, prospective for Lithium Claystone in the Big Smoky Valley of western Nevada. Respective payments have been made to Esmeralda County and BLM for the year ending August 31, 2022. The Company owns 100% of the project, with no royalties payable.

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

Results of Operations - Three Months Ended February 28, 2022 and February 28, 2021

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2022, which are included herein.

Our operating results for the three months ended February 28, 2022, for the three months ended February 28, 2021 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended February 28, 2022		Three Months Ended February 28, 2021		Change Between Three Month Period Ended February 28, 2022 and February 28, 2021
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of product sales		Nil		Nil		Nil
Professional fees		16,273		18,278		(2,005)
Exploration expenses		3,298		3,540		(242)
Consulting fees		57,593		10,500		47,093
Fees and dues		10,970		7,122		3,848
Investor relations		8,608		11,427		(2,819)
Research and development		645,912		1,349		644,563
Stock based compensation		32,821		273,236		(240,415)
Other administrative expenses		6,325		2,340		3,985
Other expenses (income)		(43,292)		(32,567)		(10,725)
Net loss (income)		738,508		295,225		443,283

Our financial statements report revenue of $Nil for the three months ended February 28, 2022 and February 28, 2021.  Our financial statements report a net loss of $738,508 for the three-month period ended February 28, 2022, compared to a net loss of $295,225 for the three-month period ended February 28, 2021. Our net loss has increased by $443,283 for the three-month period ended February 28, 2022. Our operating costs were higher by $454,008 for February 28, 2022 compared to February 28, 2021. The increased costs were primarily due to increase in research and development costs, higher by $644,563 when compared to February 28, 2021.

Results of Operations - Six Months Ended February 28, 2022 and February 28, 2021

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2022, which are included herein.

Our operating results for the six months ended February 28, 2022, for the six months ended February 28, 2021 and the changes between those periods for the respective items are summarized as follows:

		Six Months Ended February 28, 2022		Six Months Ended February 28, 2021		Change Between Three Month Period Ended February 28, 2022 and February 28, 2021
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of product sales		Nil		Nil		Nil
Professional fees		38,527		27,426		11,101
Exploration expenses		10,333		4,913		5,420
Consulting fees		91,629		13,500		78,129
Fees and dues		16,975		13,938		3,037
Investor relations		20,356		15,674		4,682
Research and development		651,137		3,333		647,804
Stock based compensation		55,877		288,686		(232,809)
Other administrative expenses		13,921		3,573		(10,348)
Other expenses (income)		(44,028)		(298,421)		(254,393)
Net loss (income)		854,727		72,622		782,105

Our accumulated losses are $15,524,122 at February 28, 2022. Our financial statements report revenue of $Nil for the six months ended February 28, 2022 and February 28, 2021.  Our financial statements report a net loss of $854,727 for the six month period ended February 28, 2022, compared to a net loss of $72,622 for the six month period ended February 28, 2021. Our net loss was higher by $782,105 for the six month period ended February 28, 2022. Our operating costs were higher by $527,712 for February 28, 2022 when compared to February 28, 2021. The higher net loss in February 28, 2022 is primarily attributable to increase in research and development costs, higher by $647,804 when compared to February 28, 2021.

As at February 28, 2022, we had $360,125 in current liabilities, which is lower than the current liabilities of $420,936 as at August 31, 2021.  Our net cash used in operating activities for the six months ended February 28, 2022 was $404,041 compared to $167,835 used in the six months ended February 28, 2021.

Liquidity and Financial Condition

Working Capital	At	At
	February 28,	August 31,
	2022	2021
Current assets	$269,024	$415,095
Current liabilities	360,125	420,936

Working capital surplus/(deficit)	$(91,101)	$(5,841)

Cash Flows
	At February 28,	At February 28,
	2022	2021
Cash flows (used in) operating activities	$(404,041)	$(167,835)
Cash flows from investing activities	49,564	281,905
Cash flows from (used in) financing activities	131,390	256,648
Net increase in cash during year	$(223,087)	$370,718

Operating Activities

Net cash used in operating activities was $404,041 in the six months ended February 28, 2022 compared with net cash used in operating activities of $167,835 in the same period in 2021.

Financing Activities

Net cash provided by financing activities was $131,390 in the six months ended February 28, 2022 compared to $256,648 in the same period in 2021.

Investing Activities

Net cash from investing activities was $49,564 in the six months ended February 28, 2022 compared to $281,905 used by investing activities in the same period in 2021.

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

As of February 28, 2021, the end of the second quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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
  the opportunity is within the corporation's line of business; and
  it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2021 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the period ended August 31, 2021, we had a working capital deficit of $5,841 as at August 31, 2021 (deficit of $392,956 as at August 31, 2020) and has incurred cumulative losses of $14,669,396 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

Item 6. Exhibits

Exhibit Number	Description
(i) Articles of Incorporation; and (ii) Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - Principal Executive Officer
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - Principal Financial Officer and Principal Accounting Officer
32.1	Section 1350 Certifications - Principal Executive Officer
32.2	Section 1350 Certifications - Principal Financial Officer and Principal Accounting Officer

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
04/11/2022

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
04/11/2022