Form 10-Q
period 2022-05-31
Enertopia Corp.
filed 2022-07-13
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	May 31, 2022
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number	000-51866

Enertopia Corporation
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#18 1873 Spall Road, Kelowna, BC	VIY 4R2
(Address of principal executive offices)	(Zip Code)

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

155,116,088 common shares issued and outstanding as of May 31, 2022

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.
Our unaudited condensed financial statements for the nine month period ended May 31, 2022 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.

UNAUDITED CONDENSED INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)

	May 31	August 31
	2022	2021
ASSETS
Current
Cash and cash equivalents	$1,034,231	$354,286
Marketable securities (Note 4)	2,762,809	14,994
Accounts receivable	2,740	4,552
Prepaid expenses and deposit	111,535	41,263
Total current assets	3,911,315	415,095

Non-Current
Mineral Property (Note 5)	10,500	-

Total Assets	$3,921,815	$415,095

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current

Accounts payable	$286,627	$309,277
Due to related parties (Note 8)	80,159	111,659
Total Current Liabilities	366,786	420,936

STOCKHOLDERS' EQUITY

Share capital (Note 9)
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
155,116,088 common shares at May 31, 2022 and August 31, 2021: 139,211,700	155,117	139,213
Additional paid-in capital (Note 10)	15,288,404	14,524,341
Deficit accumulated during the exploration stage	(11,888,492)	(14,669,395)
Total Stockholders' Equity	3,555,029	(5,841)

Total Liabilities and Stockholders' Equity	$3,921,815	$415,095

Commitments (Note 11)

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN	DEFICIT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	ACCUMULATED	EQUITY
Balance, August 31, 2020	128,471,700	$128,473	$13,758,598	$(14,280,027)	$(392,956)

Shares issued for LOI	-	-	15,450	-	15,450
Comprehensive loss	-	-	-	222,603	222,603

Balance, November 30, 2020	128,471,700	128,473	13,774,048	(14,057,424)	(154,903)
Shares issued for patent	2,000,000	2,000	67,000	-	69,000
Private placement	3,000,000	3,000	177,000	-	180,000
Stock options granted	-	-	273,236	-	273,236
Stock options exercised	2,720,000	2,720	72,328	-	75,048
Warrants exercised	40,000	40	1,560	-	1,600
Comprehensive loss	-	-	-	(295,225)	(295,225)

Balance, February 28, 2021	136,231,700	136,233	14,365,172	(14,352,649)	148,756
Stock options granted	-		9,005	-	9,005
Stock options exercised	200,000	200	13,800	-	14,000
Comprehensive loss	-	-	-	(91,066)	(91,064)

Balance, May 31, 2021	136,431,700	136,433	14,387,977	(14,443,715)	80,695
Stock options exercised	100,000	100	6,844	-
Warrants exercised	2,680,000	2,680	129,520	-
Comprehensive loss	-	-	-	(225,680)	(225,680)

Balance, August 31, 2021	139,211,700	139,213	14,524,341	(14,669,395)	(5,841)
Warrants exercised	2,791,000	2,791	128,599	-	131,390
Stock options granted on Sept 1	-		23,056	-	23,056

Comprehensive income (loss)	-	-	-	(116,219)	(116,219)

Balance, November 30, 2021	142,002,700	142,004	14,675,996	(14,785,614)	32,386

Shares issued for hydrogen technology	2,000,000	2,000	98,400	-	100,400
Shares issued for investment in Joint Venture	10,000,000	10,000	440,000	-	450,000
Shares issued for services	1,000,000	1,000	41,300	-	42,300
Stock options granted	-	-	32,821	-	32,821
Stock options exercised	113,388	113	(113)	-	-
Comprehensive loss	-	-	-	(738,508)	(738,508)

Balance, February 28, 2022	155,116,088	155,117	15,288,404	(15,524,122)	(80,601)

Comprehensive income/(loss)	-	-	-	3,635,630	3,635,630

Balance, May 31, 2022	155,116,088	155,117	15,288,404	(11,888,492)	3,555,029

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31	May 31	May 31	May 31
	2022	2021	2022	2021
Expenses

Accounting and audit	$15,461	$13,373	$27,926	$29,634
Bank charges and interest expense	2,211	285	3,277	839
Consulting (Note 8)	32,546	15,801	124,175	29,301
Mineral exploration costs	22,254	1,013	32,587	5,926
Fees and dues	23,804	20,178	40,779	34,116
Investor relations	10,049	7,855	30,405	23,529
Legal and professional	16,427	11,236	42,489	22,401
Office and miscellaneous	2,976	1,956	6,495	3,253
Research and development	39,521	2,645	690,658	5,978
Rent	2,598	2,639	7,822	4,361
Stock based compensation (Note 10)	-	9,005	55,877	297,691
Travel	8,974	-	13,086	-

Total expenses	176,821	85,986	1,075,576	457,029

Loss for the period before other items	(176,821)	(85,986)	(1,075,576)	(457,029)

Other income (expense)
Foreign exchange gain (loss)	(358)	(2,347)	(1,402)	(4,677)
Unrealized gain on marketable securities (Note 4)	(669,573)	(33,717)	(666,862)	(5,470)
Gain on disposal of marketable securities (Note 4)	-	30,984	(7,641)	53,488
Income from mineral property sale (Note 5)	4,482,382	-	4,532,382	250,000

Net Income (loss) and comprehensive Income (loss) for the period	$3,635,630	$(91,066)	$2,780,901	$(163,688)

Basic earnings (loss) per share	$0.02	$0.00	$0.02	$0.00
Diluted earnings (loss) per share	$0.02	$0.00	$0.02	$0.00

Weighted average number of common shares outstanding - basic	155,116,088	136,563,844	149,600,199	128,260,021
Weighted average number of common shares outstanding - diluted	155,116,088	136,563,844	149,600,199	128,260,021

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	NINE MONTHS ENDED
	May 31	May 31
	2022	2021
Cash flows used in operating activities

Net Income (loss)	$2,780,901	$(163,688)
Changes to reconcile net loss to net cash used in operating activities
Shares received for mineral property sale	(3,432,382)	-
Shares issued for consulting	42,300	-
Shares issued for battery management technology	450,000	-
Stock based compensation	55,877	297,691
Fair value of shares issued for hydrogen technology	100,400	-
Income from Royalty grant	-	(250,000)
Income from mineral property sale	(1,100,000)	-
Unrealized loss/(gain) on marketable securities	666,862	5,470
Gain on disposal of marketable securities	7,641	(53,488)
Interest on loan payable	-	-
Change in non-cash working capital items:
Accounts receivable	1,814	(2,432)
Prepaid expenses and deposit	(70,272)	(73,283)
Accounts payable and accrued liabilities	(22,650)	(7,533)
Due to related parties	(31,500)	(50,925)
Net cash (used in) operating activities	(551,009)	(298,188)

Cash flows from Investing activities
Proceeds from disposal of marketable securities	10,064	74,873
Proceeds from mineral property sale	1,100,000	-
Purchase of mineral property	(10,500)	-
Purchases of marketable securities	-	(17,705)
Proceeds from royalty grant	-	250,000
Net cash from investing activities	1,099,564	307,168

Cash flows from (used in) Financing activities
Net proceeds from options exercised	-	89,048
Net proceeds from warrants exercised	131,390	1,600
Net proceeds from subscriptions received	-	180,000
Repayment of loan from related party	-	-
Net cash from (used in) Financing activities	131,390	270,648

Increase (Decrease) in cash and cash equivalents	679,945	279,628
Cash and cash equivalents, beginning of period	354,286	45,528
Cash and cash equivalents, end of period	$1,034,231	$325,156

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2022

(Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed interim financial statements for the period ended May 31, 2022 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2021 audited annual financial statements and notes thereto.

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

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred net cash outflows from operating activities of $551,009 for the nine months ended May 31, 2022 ($298,188 for the nine months ended May 31, 2021) and as at May 31, 2022 has incurred cumulative losses of $11,888,492 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

4. MARKETABLE SECURITIES

On May 4, 2022 ("Closing Date"), the Company announced the sale of its Clayton Valley unpatented mining claims to Cypress Development Corporation ("Cypress") and as a result of this transaction received 3,000,000 shares of Cypress along with $1,100,000 in cash. The 3,000,000 shares have been restricted for trade, the Company may trade 1,000,000 of these shares four months and one day after the Closing Date and thereafter may trade 1,000,000 shares in each three-month period following the Closing Date. Given the lock up conditions, the Company believes that there is a Lack of Marketability ("LOM") of these shares and thus recorded the shares using a discounting factor, the discounting factor was also used in fair valuing the shares as at the period ended date of May 31, 2022. Marketable securities as at May 31, 2022 consist of the Company's investment in 3,000,000 shares of Cypress.

As at May 31, 2022, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2020	24,354
Additions	17,705
Proceeds from disposals	(21,385)
Unrealized Gain	(5,680)
Balance, August 31, 2021	14,994
Additions [1]	3,432,382
Unrealized gain/(loss)	(666,862)
Proceeds from disposal	(10,064)
Loss on disposal	(7,641)
Balance, May 31, 2022	2,762,809

1 Company recorded the 3,000,000 shares received from Cypress on May 4, 2022 as an investment and valued the investment using the closing rate of CAD1.63 per share and a discount rate of 10% due to LOM. The shares were subsequently revalued as at the period ended date of May 31, 2022 using the closing rate of CAD1.28 per share and discounting rate of 9%, with the resulting changes in fair value being recorded as part of other profit or loss.

5. MINERAL PROPERTY

During the year ended August 30, 2017 the Company staked lode and placer claims on BLM lands in Esmerelda county Nevada ("Clayton Valley") covering approximately 160 Acres subject to adjustment. The Company has a 100% interest in the lands and is only responsible for the yearly maintenance fees to keep its 100% interest.

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

On February 23, 2022, the Company accepted an offer subject to shareholder approval to sell the 160 Acre mineral property in Clayton Valley Nevada to Cypress Development (Nevada) Inc. for $1,100,000 cash with a deposit of $50,000 being paid on signing and the issuance of 3,000,000 common shares of Cypress Development Corp.

On February 25, 2022, the Company staked 1,760 acres of unpatented mineral claims in Esmeralda county, NV.

On April 29, 2022, at the Company's Special General Meeting ("SGM") shareholders voted in favor to sell the 160 acre Clayton Valley property.

On May 4, 2022, the Company closed the Clayton valley property sale and received the remainder of $1,050,000 in cash and subscribed to 3,000,000 shares of Cypress Development Corp (Note 4) on closing.

6. TECHNOLOGY DEVELOPMENT

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement with Mr. Terry Galyon to acquire 100% ownership and rights to the Hydrogen Technology. The Company paid $25,000 in cash and issued 1,000,000 shares to Mr. Terry Galyon in consideration for acquiring the Hydrogen Technology. The Company has recorded the considerations for the purchase of the Hydrogen Technology as research and development expense in the condensed statement of operations for the period ended May 31, 2022, as follows:

Consideration for Purchase of Hydrogen Technology	Amount $
2,000,000 shares at FV 0.0502 (Adjusted closing price on the date of the issuance)	100,400
Cash Payment	25,000
Total	125,400

The technology is still in research and development phase and is not commercially feasible as at period ended May 31, 2022. The Company has incurred an additional $48,926 as research and development costs for the hydrogen technology, in addition to the $125,400 acquisition related costs for the period ended May 31, 2022.

7.           BATTERY MANAGEMENT TECHNOLOGY ("BMT")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement with Mr. Mark Snyder and Paul Sandler to acquire 100% ownership and rights to their Provisional Patent Pending BMT. The Company created a Joint Venture ("JV") with 51% controlling interest to run the commercial and industrial operations related to the BMT and has paid $30,000 in cash and issued 10,000,000 shares (5,000,000 shares of which are in escrow) valued at $450,000 for purchase of the BMT. BMT is still in research and development phase and have not obtained commercial or operational feasibility as at period ended May 31, 2022. The Company has recorded the entire considerations of $480,000 for the ownership of the BMT as research and development expense in the condensed statement of operations for the period ended May 31, 2022.

8.           RELATED PARTIES TRANSACTION

For the nine month period ended May 31, 2022, the Company was party to the following related party transactions:

  The Company incurred $9,975 (May 31, 2021: $Nil) to the President of the Company in consulting fees.
  The amounts outstanding in accounts payable to the President of the Company as at May 31, 2022 is $80,159 (August 31, 2021 - $111,659).
  On December 6, 2021 the Company issued 250,000 stock options valued at $8,205 to the President of the Company (Note 10).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9.  COMMON STOCK

During the nine months ended May 31, 2022, the Company issued 113,388 common shares as a result of the exercise of stock options and 2,791,000 common shares as a result of the exercise of warrants (Note10).

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

As at May 31, 2022 the Company had 155,116,088 (August 31, 2021: 139,211,700) shares issued and outstanding.

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

During the nine month period ended May 31, 2022, the Company recorded $55,877 (May 31, 2021 $297,691) as stock based compensation expenses. In addition, the Company issued 113,388 (May 31, 2021: 2,920,000) common shares of the Company as a result of exercise of 226,776 cashless stock options and a total of 3,450,000 stock options expired without being exercised (May 31, 2021: 1,100,000).

A summary of the changes in stock options for the nine months ended May 31, 2022 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2020	9,320,000	$0.06
Issued	5,150,000	0.10
Expired	(1,100,000)	0.05
Exercised	(3,293,224)	0.04
Balance, August 31, 2021	10,076,776	$0.08
Issued	1,500,000	0.10
Expired	(3,450,000)	0.07
Exercised	(226,776)	0.04
Balance, May 31, 2022	7,900,000	$0.09

The Company has the following options outstanding and exercisable as at May 31, 2022:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
October 27, 2017	October 27, 2022	0.05	800,000	0.38 years
May 11, 2018	May 11, 2023	0.06	500,000	0.95 years
May 22, 2018	May 22, 2023	0.07	450,000	0.98 years
December 14, 2020	December 14, 2025	0.05	2,100,000	3.54 years
January 28, 2021	January 28, 2026	0.14	2,000,000	3.67 years
February 4, 2021	February 4, 2026	0.18	100,000	3.68 years
February 5, 2021	February 5, 2026	0.18	300,000	3.69 years
April 27, 2021	April 27, 2026	0.12	100,000	3.91 years
May 28, 2021	May 28, 2026	0.12	50,000	3.99 years
September 1, 2021	September 1, 2026	0.08	500,000	4.26 years
December 6, 2021	December 6, 2026	0.07	1,000,000	4.52 years
		0.09	7,900,000	3.13 years

*As at May 31, 2022 the market price of the Company's common shares was $0.045 per share. No incentive stock options were in the money.

August 31, 2021
Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
September 19, 2016	September 19, 2021	0.07	500,000	0.05 years
January 20, 2017	January 20, 2022	0.07	1,200,000	0.39 years
January 31, 2017	January 31, 2022	0.07	1,250,000	0.42 years
May 2, 2017	May 2, 2022	0.10	500,000	0.67 years
October 27, 2017	October 27, 2022	0.05	800,000*	1.16 years
May 11, 2018	May 11, 2023	0.06	500,000*	1.69 years
May 22, 2018	May 22, 2023	0.07	450,000	1.72 years
February 25, 2020	February 25, 2022	0.02	226,776*	0.49 years
December 14, 2020	December 14, 2025	0.05	2,100,000	4.29 years
January 28, 2021	January 28, 2026	0.14	2,000,000	4.41 years
February 4, 2021	February 4, 2026	0.18	100,000	4.43 years
February 5, 2021	February 5, 2026	0.18	300,000	4.44 years
April 27, 2021	April 27, 2026	0.12	100,000	4.66 years
May 28, 2021	May 28, 2026	0.12	50,000	4.74 years
		0.08	10,076,776	2.40 years

*As at August 31, 2021 the market price of the Company's common shares was $0.0629 per share. A total of 3,626,776 incentive stock options were in the money with an intrinsic value of $48,589

Warrants

A summary of warrants as at May 31, 2022 and August 31, 2021 is as follows:

		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2020	13,236,869	$0.05
Issued	1,500,000	0.09
Forfeited	(2,300,000)	0.05
Exercised	(2,720,000)	0.07
Balance, August 31, 2021	9,716,869	$0.06
Forfeited	(1,952,500)	0.08
Exercised	(2,791,000)	0.06
Balance, May 31, 2022	4,973,369	$0.04

The Company has the following warrants outstanding as at May 31, 2022:

Issue Date	Expiry Date	Exercise Price	Number of Warrants*
March 27, 2019	March 27, 2023	0.04	4,973,369

*Each warrant entitles a holder to purchase one common share.

11. COMMITMENTS

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $3,500 per month plus goods and services tax ("GST") on a continuing basis. The President voluntarily suspended and terminated accrual of these consulting fees commencing on December 1, 2019 and continuing until such time as the Company's financial condition permits a resumption of such cost. On May 1, 2022, the Company entered into a consulting agreement with the President of the Company for $9,500 per month plus goods and services tax ("GST") on a continuing basis.

The Company has a rental agreement for a corporate office for $1,100 per month plus GST. The agreement expires December 31, 2022.

12.         SEGMENTED INFORMATION

As at May 31, 2022 and August 31, 2021, the Company is operating its business in one reportable segment: natural resource acquisitions. All of the Company's material long-lived assets are located in the United States.

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

The Company is actively pursuing business opportunities in the resource sector, whereby we signed a definitive agreement for a Lithium Brine Project in May 2016. In May 2017 the Company dropped the Lithium Brine Project and subsequently acquired the Clayton Valley, NV Lithium Project announced in August 2017. In February 2022 the Company acquired the West Tonopah, NV Lithium Project. The Company's main focus is in natural resource sector.

On February 23, 2022, the Company accepted an offer subject to shareholder approval to sell the 160 Acre mineral property in Clayton Valley Nevada to Cypress Development (Nevada) Inc. for $1,100,000 cash with a deposit of $50,000 being paid on signing and the issuance of 3,000,000 common shares of Cypress Development Corp. The transaction Closed on May 4, 2022 and the Company received the total proceeds of $1,100,000 along with 3,000,000 shares of Cypress Development Corp.

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

On February 23, 2022, the Company accepted an offer subject to shareholder approval to sell the 160 Acre mineral property in Clayton Valley Nevada to Cypress Development (Nevada) Inc. for $1,100,000 cash with a deposit of $50,000 being paid on signing and the issuance of 3,000,000 common shares of Cypress Development Corp.

On February 25, 2022, the Company issued 1,000,000 shares at $0.04 to one consultant of the Company and $2,500 cash.

On February 25, 2022, the Company received confirmation of staking 1,760 Acres of 88 unpatented lode claims in Esmeralda county, Nevada

On April 29, 2022, at the Company's SGM shareholders voted 99.12% 45,021,336 in favor, 0.46% 209,236 against and 0.42% 189,752 abstained, for the resolution to sell the 160 acre clayton valley property.

On May 4, 2022, the Company closed the sale of the 160 acre clayton valley property and received the remaining $1,050,000 in cash and the issuance of 3,000,000 shares of Cypress Development Corp on closing, as per the agreement.

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

On May 4, 2022 the Company announced the sale of the property to Cypress Development Corp.

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

West Tonopah Project

The company announced on February 25, 2022 that it had acquired and staked 88 lode claims covering 1,760 acres
In Esmeralda County, NV approximately 4 miles west of Tonopah, NV

MS CLAIMS
N
Legend
MS CLAIM POLYGONS
Scale
0
0.25
0.5
1
Miles

Esmeralda County MS Lode Claims: 1-88

MS Lode Claims	County Document #	BLM Document #
1-88	2022-230856 to 2022-230943	NV 105296951 to NV 105297039

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

We entered into a consulting agreement with Mr. Robert McAllister on December 1, 2007. During the term of this agreement, Mr. McAllister is to provide corporate administration and consulting services, such duties and responsibilities to include provision of oil and gas industry consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and supervising office staff and exploration and oil & gas consultants. Mr. McAllister is reimbursed at the rate of $2,000 per month. On December 1, 2008, the consulting fee was increased to $5,000 per month. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Effective March 1, 2014, the Company entered into a new Management Consulting Agreement replacing the original agreement with a consulting fee of $6,500 plus GST per month. Effective July 1, 2017, the Company entered into a new Management Consulting Agreement replacing the March 1, 2014 agreement with a consulting fee of $3,500 plus GST per month. On July 31, 2017 Mr. McAllister agreed to be intern CFO until such time as a replacement could be sourced. Mr. McAllister voluntarily suspended and terminated accrual of these consulting fees commencing on December 1, 2019 and continuing until such time as the Company's financial condition permits a resumption of such cost. On May 1, 2022, the Company entered into a consulting agreement with President of the Company for $9,500 per month plus goods and services tax ("GST") on a continuing basis.

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

Results of Operations - Three Months Ended May 31, 2022 and May 31, 2021

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2022, which are included herein.

Our operating results for the three months ended May 31, 2022 and May 31, 2021 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended May 31, 2022		Three Months Ended May 31, 2021		Change Between Three Month Period Ended May 31, 2022 and May 31, 2021
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of product sales		Nil		Nil		Nil
Professional fees		31,888		24,609		7,279
Exploration expenses		22,254		1,013		21,241
Consulting fees		32,546		15,801		16,745
Fees and dues		23,804		20,178		3,626
Investor relations		10,049		7,855		2,194
Research and development		39,521		2,645		36,876
Stock based compensation		-		9,005		(9,005)
Other administrative expenses		16,759		4,880		11,879
Other expenses (income)		(3,812,451)		5,080		(3,817,531)
Net loss (income)		(3,635,630)		91,066		(3,726,696)

Our financial statements report revenue of $Nil for the three months ended May 31, 2022, and May 31, 2021. Our financial statements report a net income of $3,635,630 for the three-month period ended May 31, 2022, compared to a net loss of $91,066 for the three-month period ended May 31, 2021. Our net income has increased by $3,726,696 for the three-month period ended May 31, 2022. Our operating costs were higher by $90,835 for May 31, 2022, compared to May 31, 2021. The increase was largely due to an increase in research and development, and exploration costs compared to May 31, 2021.

Results of Operations - Nine Months Ended May 31, 2022 and May 31, 2021

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2022, which are included herein.

Our operating results for the nine months ended May 31, 2022, for the nine months ended May 31, 2021 and the changes between those periods for the respective items are summarized as follows:

		Nine Months Ended May 31, 2022		Nine Months Ended May 31, 2021		Change Between Nine Month Period Ended May 31, 2022 and May 31, 2021
Revenue (cost recovery)	$	Nil	$	Nil	$	Nil
Cost of product sales		Nil		Nil		Nil
Professional fees		70,415		52,035		18,380
Exploration expenses		32,587		5,926		26,661
Consulting fees		124,175		29,301		94,874
Fees and dues		40,779		34,116		6,663
Investor relations		30,405		23,529		6,876
Research and development		690,658		5,978		684,680
Stock based compensation		55,877		297,691		(241,814)
Other administrative expenses		30,680		8,453		22,227
Other expenses (income)		(3,856,477)		(293,341)		(3,563,136)
Net loss (income)		(2,780,901)		163,688		(2,944,589)

Our accumulated losses are $11,888,492 at May 31, 2022. Our financial statements report revenue of $Nil for the nine months ended May 31, 2022 and May 31, 2021. Our financial statements report a net income of $2,780,901 for the nine-month period ended May 31, 2022, compared to net loss of $163,688 for the nine-month period ended May 31, 2021. Our operating costs were higher by $618,547 for May 31, 2022 compared to May 31, 2021. The increase was largely due to research and development during the nine months ended May 31, 2022, higher by $684,680, offset by decrease of $241,814 in share-based compensation, compared to the nine months ended May 31, 2021.

As at May 31, 2022, we had $366,786 in current liabilities, which is lower by $54,150 when compared to current liabilities as at August 31, 2021. Our net cash used in operating activities for the nine months ended May 31, 2022 was $551,009 compared to $298,188 used in the nine months ended May 31, 2021.

Liquidity and Financial Condition

Working Capital	At	At
	May 31,	August 31,
	2022	2021
Current assets	$3,911,315	$415,095
Current liabilities	366,786	420,936

Working capital surplus/(deficit)	$3,544,529	$(5,841)

Cash Flows
	At May 31,	At May 31,
	2022	2021
Cash flows (used in) operating activities	$(551,009)	$(298,188)
Cash flows from investing activities	1,099,564	307,168
Cash flows from financing activities	131,390	270,648
Net increase in cash during year	$679,945	$279,628

Operating Activities

Net cash used in operating activities was $551,009 in the nine months ended May 31, 2022 compared with net cash used in operating activities of $298,188 in the same period in 2021.

Financing Activities

Net cash provided by financing activities was $131,390, in the nine months ended May 31, 2022 compared to cash provided by financing activities of $270,648 in the same period in 2021.

Investing Activities

Net cash provided by investing activities was $1,099,564 in the nine months ended May 31, 2022 compared to $307,168 for the same period in 2021.

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

As of May 31, 2021, the end of the third quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2021 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2021, we had a working capital deficit of $5,841 as at August 31, 2021 (deficit of $392,956 as at August 31, 2020) and has incurred cumulative losses of $14,669,395 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
07/11/2022

By:	/s/ "Robert McAllister"
Robert McAllister,
Chief Financial Officer
07/11/2022