Form 10-K
period 2022-08-31
Enertopia Corp.
filed 2022-11-29
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2022

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2022 [147,561,088] was $6,271,346 based on a $0.0425 closing price for the Common Stock on February 28, 2022. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

155,116,088 common shares as of November 28, 2022

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

Enertopia is focused on building shareholder value through a combination of our Nevada Lithium claims and intellectual property & patents in the green technology space.

The Company announced the acquisition of the Clayton Valley Lithium project in August 2017. On April 29, 2022, at the Company's Special General Meeting ("SGM") shareholders voted in favor to sell the 160 acre Clayton Valley property. On May 4, 2022, the Company closed the Clayton valley property sale and received the remainder of $1,050,000 in cash and 3,000,000 shares of Cypress Development Corp (Note 4) on closing. The Company has been focused on using modern technology on extracting lithium and verifying or sourcing other intellectual property in the EV & green technology sectors in developing environmental solutions. In May and August 2021, it announced three provisional patents applicable to the above sectors.

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

On August 17, 2021 the Company announced the filing of provisional patent #3, known as Enertopia RainmakerTM

On September 1, 2021 the Company granted 500,000 options to a consultant of the Company for 5yrs at $0.08 per common share.

On December 6, 2021, the Company issued 500,000 stock options to one of the consultants of the Company with an exercise price of $0.07 vested immediately, expiring December 6, 2026.

On December 6, 2021, the Company issued 250,000 stock options to one of the consultants of the Company with an exercise price of $0.07 vested immediately, expiring December 6, 2026.

On December 6, 2021, the Company issued 250,000 stock options to the president of the Company with an exercise price of $0.07 vested immediately, expiring December 6, 2026.

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

On February 25, 2022, the Company received confirmation of staking 1,760 Acres of 88 unpatented lode claims in Esmeralda county, Nevada.

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

On May 23, 2022 the Company announced the filing of Non provisional patent #1, known as the

Enertopia Solar BoosterTM

On May 23, 2022 the Company announced the filing of Non provisional patent #2, known as Enertopia Heat ExtractorTM

On August 15, 2022 the Company announced the filing of Non provisional patent #3, known as Enertopia Rain MakerTM

On August 18, 2022 the Company issued 1,000,000 stock options to two Directors of the Company with an exercise price of $0.06 vested immediately, expiring August 18, 2027.

On August 18, 2022 the Company issued 1,000,000 stock options to Chief Financial Officer of the Company with an exercise price of $0.06 vested immediately, expiring August 18, 2027.

Chronological Overview of our Business over the Last Five Years

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

On December 13th 2019 the Company dropped the LOI with Eagle Plains Resources Ltd.

On December 31st 2019 the Company dropped its Canadian Securities Listing (CSE).

On December 31st 2019 the Company accepted the resignation of directors Kristian Ross and Kevin Brown.

On February 11th 2020 the Company signed a 1% Royalty agreement with respect to any future commercial lithium production from the Company's Clayton Valley, Nevada claims in exchange for $200,000. The Company has a right of first refusal to repurchase the royalty upon any proposed sale by the royalty holder to a third party.

On February 25th 2020 the Company signed Mark Snyder to a one year Technology Advisory Board. Monthly contract rate of $1,000 per month and the issuance of 2,000,000 stock options valid for two years at a strike price of $0.02 per share.

On April 2, 2020 the Company announced it's maiden 43-101 Lithium resource report. The project this report referenced was sold on May 5, 2022.

On October 30th, 2020 the Company signed a 1% Royalty agreement with respect to any future commercial lithium production from the Company's Clayton Valley, Nevada claims in exchange for $250,000. The Company has a right of first refusal to repurchase the royalty upon any proposed sale by the royalty holder to a third party.

Our Current Business

Enertopia is engaged in the business of Lithium exploration at their Nevada claims, along with holding intellectual property & non provisional pending patents in the green technology space.

Mineral Property

West Tonopah Lithium

On February 25, 2022, the Company had 88 unpatented mineral lode claims in Esmeralda County, NV staked covering 1,760 acres of land administrated by the BLM. The property is in good standing until August 31,2023. Estimated respective yearly holding fees to the BLM $14,520 and $1,068 to Esmeralda County NV.

Enertopia Claim name	State or Federal Agency	Claim number from	Claim number to
MS 1-88	BLM	NV 105296951	NV 105297038
MS 1-88	Esmeralda County, NV	230856	230943

Company completed its maiden drill program in June 2022 and further information can be found at www.enertopia.com.

Disposed Property

Clayton Valley Lithium project On April 29, 2022, at the Company's Special General Meeting ("SGM") shareholders voted in favor to sell the 160 acre Clayton Valley property.

On May 4, 2022, the Company closed the Clayton valley property sale and received the remainder of $1,050,000 in cash and was issued 3,000,000 shares of Cypress Development Corp (Note 4) on closing. The Company also has no further potential liability from the two one percent royalties that were issued by the Company as these were transferred to Cypress Development on the sale of the asset.

CLEAN TECHNOLOGY

The company continues to test off-the-shelf technology under the potential for lower capex scenarios in lithium extraction.

NON PROVISIONAL PATENTS

On May 23, 2022 the Company announced the filing of Non provisional patent #1, known as the Enertopia Solar Booster TM. The Enertopia Solar Booster captures heat from the solar panels, increasing PV output enhancing production and increasing the lifetime of the PV panels.

On May 23, 2022 the Company announced the filing of Non provisional patent #2, known as Enertopia Heat ExtractorTM Heat Extractor Technology can be used behind the PV panels or in a glazed format on their own to create liquid temperatures to 200 degrees F.

On August 15, 2022 the Company announced the filing of Non provisional patent #3, known as Enertopia RainmakerTM By cooling the backside of the PV panels below the dew point the atmospheric moisture condenses on the back side of the panel and drips as rain into the tray collecting the water.

PROVISIONAL PATENTS

December 17, 2021 the Company filed an 8k on the technology acquisition that included the 100% interest in Provisional Patent filed on November 4, 2021 known as Energy Management System.

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

Employees

We primarily used the services of sub-contractors and consultants for our intended business operations. Our technical consultant is Mr. McAllister, our president, CEO and a director.

On November 30, 2007, Mr. McAllister was appointed as our President and on April 14, 2008 he was appointed as a director. On July 31, 2017, Mr. McAllister was appointed interim CFO. Mr. McAllister voluntarily suspended and terminated accrual of these consulting fees commencing on December 1, 2019 and continuing until such time as the Company's financial condition permits a resumption of such cost. On May 1, 2022, the Company entered into a consulting agreement with President of the Company for $9,500 per month plus goods and services tax ("GST") on a continuing basis. On August 16th Mr. McAllister resigned from the interim CFO position.

The Company has a consulting agreement with the CFO of the Company Mr. Allan Spissinger for corporate administration and consulting services for $5,000 per quarter plus goods and services tax ("GST") on a continuing basis.

We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed.

Research and Development

We have incurred $821,366 in research and development expenditures over the last two fiscal years.

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

Our operations are in the start-up or early stage only and are unproven. We may not be successful in implementing our business plan to become profitable. There may be less demand for our services than we anticipate. There is no assurance that our business will succeed, and you may lose your entire investment.

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

We have a limited operating history with losses, and we expect the losses to continue, which raises concerns about our ability to continue as a going concern.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2022 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2022, we have incurred cumulative losses of $12,694,988 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board and the OTCQB quotation service under the symbol "ENRT." Our CUSIP number is 29277Q 107.

The following quotations reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock on the OTCQB quotation service and Over-the-Counter Bulletin Board for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2022	$0.062	$0.031
May 2022	$0.05	$0.034
February 2022	$0.05	$0.033
November 2021	$0.085	$0.051

Quarter Ended(1)	High	Low
August 2021	$0.12	$0.053
May 2021	$0.185	$0.037
February 2021	$0.285	$0.03
November 2020	$0.067	$0.008

(1) The quotations above were obtained from Yahoo Finance, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 18, 2022, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.041. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

As of September 6, 2022, there were 4,395 holders of record of our common stock. As of November 28, 2022, 155,116,088 common shares were issued and outstanding.

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

On February 23, 2022 the Company issued 113,388 common shares as a result of the exercise of 276,766 cashless stock options exercised at $0.02 per common share.

On February 28, 2022, the Company issued 1,000,000 shares to one consultant of the Company.

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

As at the date of the annual report, there were no stock options exercised except for those disclosed in the regulatory filings and in the notes to the financial statements.

Equity Compensation Plan Information
Plan category Equity compensation plans approved by Security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2014 Stock Option Plan approved by security holders	9,900,000	$0.08	3,801,612

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2022.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section Item 1A entitled Risk Factors of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period (beginning September 1, 2022), we intend to:

• identify and secure sources of equity and/or debt financing for property payments;

• identify and secure sources of equity and/or debt financing for resource acquisitions;

• identify and secure sources of equity and/or debt financing for continued testing for Lithium technology

• identify and secure sources of equity and/or debt financing for clean technology acquisitions;

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2022
Expense	Amount ($)
Mineral Costs	16,000
Bench Tests for Lithium Technology	60,000
Resource Acquisitions and or Drilling	300,000
Management Consulting Fees	180,000
Technology Acquisition and Development	160,000
Professional fees	75,000
Rent	12,000
Other general administrative expenses	125,000
Total	$928,000

As at the date of this annual report, we do not have sufficient cash on hand to finance our entire potential and estimated $928,000 cash obligation to the proposed spending for the 12 months beginning September 1, 2022. Based on our current cash position of $615,207 we anticipate that we will require approximately $312,793 in additional cash to execute our business plan.  In the event that we are unable raise sufficient cash we intend to reduce our planned expenditures to accommodate our means with a view toward prioritizing revenue generating activity and fulfilling our public reporting obligations. As at the date of this registration statement we have no financing arrangements in place.

Results of Operations for our Years Ended August 31, 2022 and 2021

Our net income (loss) and comprehensive income (loss) for our year ended August 31, 2022, for our year ended August 31, 2021 and the changes between those periods for the respective items are summarized as follows:

	Year Ended August 31, 2022 $	Year Ended August 31, 2021 $	Change Between Year Ended August 31, 2022 and Year Ended August 31, 2021 $
Revenue	$-	$-	$-
Non-operating (Income) Expenses	(3,540,642)	(225,414)	(3,315,228)
Exploration Costs	212,348	7,888	204,460
Consulting Fees	262,880	367,579	(104,699)
Professional Fees	111,027	127,962	(16,935)
Fees and dues	57,332	35,828	21,504
Investor relations	47,917	49,718	(1,801)
Research and Development	808,800	12,566	796,234
Other administrative costs	65,931	13,241	52,690
Net (income) loss	(1,974,407)	389,368	(2,363,775)

Our financial statements report no revenue for the years ended August 31, 2022, and August 31, 2021. Our financial statements report a net income of $1,974,407 for the year ended August 31, 2022, compared to a net loss of $389,368 for the year ended August 31, 2021. Our net income has increased by $2,363,775 for the year ended August 31, 2022, primarily due to the increase in non-operating income as a result of the sale of our Clayton Valley unpatented mining claims. Our operating costs were higher by $951,453 for August 31, 2022, compared to August 31, 2021, primarily due to research and development costs for the Hydrogen Technology project - $293,416 (August 31, 2021 - $0), Rainmaker and Soler Booster projects - $25,717 (August 31, 2021 - $0) and Battery Management Technology - $480,000 (August 31, 2021 - $0). The increase of exploration costs by $204,460 is due to increase in the exploration activities of the Company after a slowdown period due to COVID -19, the exploration costs are primarily attributable to the West Tonopah property. Overall, the operating expenses have increased due to increase in the exploration activity and addition of new research and development projects during the year ended August 31, 2022.

Liquidity and Financial Condition

Working Capital	At	At
	August 31	August 31
	2022	2021
Current assets	$3,203,141	$415,095
Current liabilities	357,855	420,936

Working capital (deficit)	$2,845,286	$(5,841)

Cash Flows	Year Ended
	August 31	August 31,
	2022	2021
Cash flows used in operating activities	$(970,033)	(408,202)
Cash flows from investing activities	1,099,564	307,168
Cash flows from financing activities	131,390	409,792
Net increase in cash during year	$260,921	$308,758

Operating Activities

Net cash used in operating activities was $970,033 for the year ended August 31, 2022 compared with cash used in operating activities of $408,202 in 2021. The increase in net cash used in operating activities is due to the overall increase in cost as described above.

Investing Activities

Net cash provided in investing activities was $1,099,564 for the year ended August 31, 2022 compared to $307,168 in the same period in 2021. The net cash inflow was primarily the result of the sale of Clayton Valley, Nevada claims.

Financing Activities

Net cash provided in financing activities was $131,390 for the year ended August 31, 2022, compared to $409,792 in the same period in 2021.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had a working capital of $2,845,286 as at August 31, 2022 (2021 - deficit of $5,841). As at August 31, 2022, the Company has incurred cumulative losses of $ 12,694,988. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our Company's ability to continue as a going concern. Management's plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is exceptionally difficult.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Enertopia Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Enertopia Corp. (the “Company”) as of August 31, 2022 and 2021, and the related statements of stockholder’s equity (deficiency), operations and comprehensive income (loss), and cash flows for the years ended August 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended August 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company's auditor since 2017.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

November 28, 2022

731

ENERTOPIA CORP.

BALANCE SHEETS

(Expressed in U.S. Dollars)

	August 31	August 31
	2022	2021

ASSETS
Current
Cash	$615,207	$354,286
Marketable securities (Note 4)	2,443,750	14,994
Accounts receivable	4,877	4,552
Prepaid expenses and deposit	139,307	41,263
Total current assets	3,203,141	415,095
Non-Current
Mineral property (Note 5)	10,500	-
Total Assets	$3,213,641	$415,095

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Current
Accounts payable	$293,446	$309,277
Due to related parties (Note 8)	64,409	111,659
Total Liabilities	357,855	420,936

STOCKHOLDERS' EQUITY (DEFICIENCY)

Share capital
Authorized:
200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding:
155,116,088 common shares at August 31, 2022 and
August 31, 2021: 139,211,700	155,117	139,213
Additional paid-in capital (Note 9)	15,395,657	14,524,341
Deficit	(12,694,988)	(14,669,395)
Total Stockholders' Equity (Deficiency)	2,855,786	(5,841)
Total Liabilities and Stockholders' Equity (Deficiency)	$3,213,641	$415,095

Commitments (Note 11)
Subsequent Event (Note 14)

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Expressed in U.S. Dollars)

	COMMON STOCK				TOTAL
			ADDITIONAL		STOCKHOLDERS'
	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	EQUITY (DEFICIENCY)
Balance, August 31, 2020	128,471,700	$128,473	$13,758,598	$(14,280,027)	$(392,956)
Shares issued for patent	2,000,000	2,000	67,000	-	69,000
Private placement	3,000,000	3,000	177,000	-	180,000
Stock options granted	-	-	297,691	-	297,691
Stock options exercised	3,020,000	3,020	92,972	-	95,992
Warrants exercised	2,720,000	2,720	131,080	-	133,800
Comprehensive loss	-	-	-	(389,368)	(389,368)

Balance, August 31, 2021	139,211,700	$139,213	$14,524,341	$(14,669,395)	$(5,841)
Warrants exercised	2,791,000	2,791	128,599	-	131,390
Stock options granted	-	-	163,130	-	163,130
Shares issued for hydrogen technology	2,000,000	2,000	98,400	-	100,400
Shares issued for investment in battery management technology	10,000,000	10,000	440,000	-	450,000
Shares issued for services	1,000,000	1,000	41,300	-	42,300
Stock options exercised	113,388	113	(113)	-	-
Comprehensive income	-	-	-	1,974,407	1,974,407

Balance, August 31, 2022	155,116,088	$155,117	$15,395,657	$(12,694,988)	$2,855,786

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. Dollars)

	Year Ended
	August 31	August 31
	2022	2021

Expenses
Accounting and audit	$43,770	$44,655
Bank charges and interest expense	6,251	1,416
Consulting (Notes 8 and 9)	262,880	367,579
Mineral exploration costs	212,348	7,888
Fees and dues	57,332	35,828
Investor relations	47,917	49,718
Legal and professional	67,257	83,307
Office and miscellaneous	22,525	4,708
Research and development (Note 6 and 7)	808,800	12,566
Rent	10,404	7,042
Telephone	19	75
Travel	26,732	-
Total expenses	1,566,235	614,782
Loss for the year before other items	(1,566,235)	(614,782)

Other income (expense)
Foreign exchange gain (loss)	1,822	(3,394)
Gain (loss) on marketable securities	(7,641)	53,488
Unrealized loss on marketable securities	(923,533)	(5,680)
Unrealized foreign exchange loss on marketable securities	(62,388)	-
Write down of assets (Note 6)	-	(69,000)
Income from royalty granted (Note 5)	-	250,000
Gain from mineral property sale (Note 5)	4,532,382	-

Income (loss) and comprehensive income (loss) for the year	$1,974,407	$(389,368)

Income (loss) per share
-Basic	$0.01	$(0.00)
-Diluted	0.01	(0.00)

Weighted average number of common shares outstanding
-Basic	150,994,325	134,809,673
-Diluted	151,955,536	134,809,673

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Year Ended
	August 31	August 31
	2022	2021
Cash flows used in operating activities
Net Income/(Loss)	$1,974,407	$(389,368)
Changes to reconcile net loss to net cash used in operating activities
Shares issued for consulting	42,300	-
Shares issued for battery management system	450,000	-
Shares issued for hydrogen technology	100,400	-
Stock-based compensation	163,130	297,691
Unrealized loss on marketable securities	985,921	5,680
Loss (gain) on disposal of marketable securities	7,641	(53,488)
Write down of assets	-	69,000
Gain on mineral property sale	(4,532,382)	-
Income from royalty grant	-	(250,000)
Change in non-cash working capital items:
Accounts receivable	(325)	(3,044)
Prepaid expenses and deposit	(98,044)	(26,439)
Accounts payable and accrued liabilities	(15,831)	18,941
Due to related parties	(47,250)	(77,175)

Net cash used in operating activities	(970,033)	(408,202)

Cash flows from investing activities
Proceeds from sale of marketable securities	10,064	74,873
Proceeds from mineral property sale	1,100,000	-
Purchase of mineral property	(10,500)	-
Purchase of marketable securities	-	(17,705)
Proceeds from sale of royalty grant	-	250,000
Net cash from investing activities	1,099,564	307,168

Cash flows from financing activities
Net proceeds from options exercised	-	95,992
Net proceeds from warrants exercised	131,390	133,800
Net proceeds from subscriptions received	-	180,000
Net cash from financing activities	131,390	409,792

Increase in cash	260,921	308,758
Cash, beginning of year	354,286	45,528
Cash, end of year	$615,207	$354,286

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ENERTOPIA CORP.

NOTES TO FINANCIAL STATEMENTS

August 31, 2022

(Expressed in U.S. Dollars)

1.    ORGANIZATION

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company is an independent natural resource company engaged in the exploration, development, and acquisition of natural resources in the United States. The Company is exploring the West Tonopah Lithium Project ("West Tonopah") in the Big Smokey Valley, Nevada The Company is also developing various renewable energy technologies. The Company's office is located in Kelowna, B.C., Canada.

2.    GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital of $2,845,286 as at August 31, 2022 (2021 - $5,841 deficit). As at August 31, 2022 the Company has incurred cumulative losses of $12,694,988 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

Since March 2020, several measures have been implemented in Canada, the United States, and the rest of the world in response to the impact from the novel coronavirus ("COVID-19"). While the impact of COVID-19 is expected to be temporary, the current circumstances are dynamic and the impact on our business operations cannot be reasonably estimated at this time. We anticipate this could have an adverse impact on our exploration plans, results of operations, financial position and cash flows.

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

c) Fair value of shares issued in non cash transactions

The Company at times grants common shares in lieu of cash to certain vendors for their services to the Company. The Company recognizes the associated cost in the same period and manner as if the Company paid cash for the services provided by calculating the fair value of the share offering at the cost of the service provided.

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

The Company's financial instruments consist primarily of cash, marketable securities, accounts receivable, accounts payable and due to related parties. The carrying amounts of these financial instruments approximate their fair values due to their short maturities. Cash and marketable securities are in Level 1 within the fair value hierarchy.

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

j. Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, "Asset Retirement and Environmental Obligations". ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company does not believe it has any asset retirement obligation as of August 31, 2022 and 2021.

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

l. Concentration of credit risk

The Company places its cash with high credit quality financial institutions.

m. Commitments and Contingencies

In accordance with ASC 450-20, "Accounting for Contingencies", the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Historically, the Company has not experienced any material claims.

n. Research and Development

Research and development costs are expensed as incurred.

4. MARKETABLE SECURITIES

On May 4, 2022 ("Closing Date"), the Company announced the sale of its Clayton Valley unpatented mining claims to Cypress Development Corporation ("Cypress") and as a result of this transaction received 3,000,000 shares of Cypress along with $1,100,000 in cash. The 3,000,000 shares have been restricted for trade: the Company may trade 1,000,000 of these shares six months and one day after the Closing Date and thereafter may trade 1,000,000 shares in each three-month period following the Closing Date. Given the lock up conditions, the Company believes that there is a Lack of Marketability ("LOM") related to these shares and thus recorded the shares using a discounting factor. The discounting factor was also used in fair valuing the shares as at the year end date of August 31, 2022. Marketable securities as at August 31, 2022 consist of the Company's investment in 3,000,000 shares of Cypress.

As at August 31, 2022, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2020	$24,354
Additions	17,705
Proceeds from disposals	(21,385)
Unrealized loss	(5,680)
Balance, August 31, 2021	$14,994
Additions [1]	3,432,382
Unrealized loss	(923,533)
Unrealized foreign exchange loss	(62,388)
Proceeds from disposal	(10,064)
Loss on disposal	(7,641)
Balance, August 31, 2022	$2,443,750

1 Company recorded the 3,000,000 shares received from Cypress on May 4, 2022 as an investment and valued the investment using the closing rate of CAD1.63 per share and a discount rate of 10% due to LOM. The shares were subsequently revalued as at the year end date of August 31, 2022 using the closing rate of CAD1.20 per share and a discount rate of 11%, with the resulting changes in fair value being recorded as part of other profit or loss.

5. MINERAL PROPERTY

Clayton Valley

During the year ended August 31, 2017 the Company staked lode and placer claims on Bureau of Land Management lands in Esmerelda county Nevada covering approximately 160 Acres subject to adjustment. The Company has a 100% interest in the lands and is only responsible for the yearly maintenance fees to keep its 100% interest.

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

On May 4, 2022, the Company closed the Clayton Valley property sale and disposed of the unpatented mining claims for consideration consisting of $1,100,000 in cash and 3,000,000 shares of Cypress Development Corp (Note 4). The royalty liabilities from the project were transferred to Cypress Development Corp.

West Tonopah

On February 25, 2022, the Company staked 1,760 acres of unpatented mineral claims in Esmeralda County, Nevada for cash consideration of $10,500.

6. TECHNOLOGY DEVELOPMENT

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

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to the hydrogen technology (“Hydrogen Technology”). By acquiring this Hydrogen Technology, the Company is currently researching the opportunity to create process gas that can be used in commercial, industrial and mining applications by splitting the hydrogen from water via electrolysis. The Company paid $25,000 in cash and issued 1,000,000 shares in consideration for acquiring the Hydrogen Technology, with an additional 1,000,000 common shares issued and held in escrow pending successful patenting of the intellectual property. The Company has recorded the consideration for the purchase of the Hydrogen Technology as research and development expense in the statement of operations for the year ended August 31, 2022, as follows:

Consideration for Purchase of Hydrogen Technology	Amount $
2,000,000 shares at FV 0.0502 (Adjusted closing price on the date of the issuance)	100,400
Cash Payment	25,000
Total	125,400

The technology is still in research and development phase and is not commercially feasible as at the year end date of August 31, 2022. The Company has incurred $168,016 as research and development costs for the hydrogen technology, in addition to the $125,400 acquisition related costs for the year ended August 31, 2022.

7. BATTERY MANAGEMENT TECHNOLOGY ("BMT")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending BMT. The Company created a Joint Venture ("JV") with 51% controlling interest in CapNTrack to run the commercial and industrial operations related to the BMT and has paid $30,000 in cash and issued 10,000,000 shares (5,000,000 shares of which are in escrow) valued at $450,000 for purchase of the BMT. As at the year ended date of August 31, 2022, there have been no operations in the JV and it is a dormant entity. The BMT is still in research and development phase and has not obtained commercial or operational feasibility as at the year end date of August 31, 2022. The Company has recorded the entire consideration of $480,000 for the ownership of the BMT as research and development expense in the statement of operations for the year ended August 31, 2022.

8. RELATED PARTY TRANSACTIONS

For the year ended August 31, 2022, the Company was party to the following related party transactions with key management personnel, which consists of the President and Chief Financial Officer of the Company and its Directors:

  Incurred $38,000 (2021 - $0) to the President of the Company in consulting fees. As at August 31, 2022, the accounts payable to the President of the Company was $64,409 (2021: $111,659). On December 6, 2021 the Company issued 250,000 stock options valued at $12,205 to the President of the Company (Note 10).
  Incurred $769 (2021 - $0) to the Chief Financial Officer of the Company in consulting fees. As at August 31, 2022, the accounts payable to the Chief Financial Officer of the Company was $0 (2021: $0). ). On August 18, 2022, the Company issued 1,000,000 stock options valued at $40,543 to the Chief Financial Officer of the Company (Note 10).
  On August 18, 2022 the Company issued a total of 1,000,000 stock options valued at $40,543 to the Directors of the Company.

  On December 6, 2021, the Company issued a total of 250,000 stock options valued at $12,205 to the president of the Company.

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

During the year ended August 31, 2021 the Company also issued 3,020,000 common shares as a result of the exercise of stock options and 2,720,000 common shares as a result of the exercise of warrants (Note 10).

During the year ended August 31, 2022 the Company issued 113,388 common shares as a result of the exercise of stock options and 2,791,000 common shares as a result of the exercise of warrants (Note 10).

On December 6, 2021 the Company issued 1,000,000 common shares and an additional 1,000,000 common shares in escrow in connection with the purchase of Hydrogen Technology (Note 6).

On December 17, 2021 the Company issued 5,000,000 common shares and an additional 5,000,000 common shares in escrow in connection with the purchase of JV (Note 7).

On February 25, 2022, the Company issued 1,000,000 shares to one consultant of the Company.

As at August 31, 2022 the Company had 155,116,088 shares issued and outstanding (2021 - 139,211,700).

As at August 31, 2022 the Company had 7,000,000 (2021 - 1,000,000) shares held in escrow.

10.  STOCK OPTIONS AND WARRANTS

Stock Options

On July 15, 2014, the shareholders approved and adopted at the Annual General Meeting the Company's 2014 Stock Option Plan. The purpose of these Plans is to advance the interests of the Corporation, through the grant of Options, by providing an incentive mechanism to foster the interest of eligible persons in the success of the Corporation and its affiliates; encouraging eligible persons to remain with the Corporation or its affiliates; and attracting new Directors, Officers, Employees and Consultants. The aggregate number of Common Shares that may be reserved, allotted and issued pursuant to Options shall not exceed 17,400,000 shares of common stock, less the aggregate number of shares of common stock then reserved for issuance pursuant to any other share compensation arrangement. For greater certainty, if an Option is surrendered, terminated or expires without being exercised, the Common Shares reserved for issuance pursuant to such Option shall be available for new Options granted under this Plan. The options are deemed as vested and exercisable on issuance and the maximum life of the options granted under this Plan may not exceed 5 years.

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

On August 18, 2022, the Company issued 2,000,000 stock options with an exercise price of $0.06 vesting immediately, expiring August 18, 2027. 1,000,000 to the Chief Financial Officer and 500,000 each to two Directors of the Company (Note 8).

On December 6, 2021, the Company issued 250,000 stock options to the president of the Company with an exercise price of $0.07 vested immediately, expiring December 6, 2026.

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

The fair value of the options granted during the year ended August 31, 2022 and 2021 was estimated on the date of the grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

	2022	2021
Expected dividend yield	0.00%	0.00%
Expected stock volatility	202%	98%
Risk-free interest rate	2.26%	0.41%
Expected life of options (years)	5.00	5.00
Expected forfeiture rate	0.00%	0.00%
Grant date fair value per option	$0.05	$0.06

During the year ended August 31, 2022, the Company recorded $163,130 (August 31, 2021 $297,691) as stock-based compensation expense. In addition, the Company issued 113,388 (August 31, 2021: 3,293,224) common shares of the Company as a result of exercise of 226,776 cashless stock options and a total of 3,450,000 stock options expired without being exercised (August 31, 2021: 1,100,000).

A summary of the changes in stock options is presented below:

		Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, August 31, 2020	9,320,000	$0.06
Issued	5,150,000	0.10
Expired	(1,100,000)	0.05
Exercised	(3,293,224)	0.04
Balance, August 31, 2021	10,076,776	$0.08
Issued	3,500,000	0.07
Expired	(3,450,000)	0.07
Exercised	(226,776)	0.04
Balance, August 31, 2022	9,900,000	$0.08

The Company has the following options outstanding and exercisable as at August 31, 2022:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life
October 27, 2017	October 27, 2022	0.05	800,000	0.16 years
May 11, 2018	May 11, 2023	0.06	500,000	0.69 years
May 22, 2018	May 22, 2023	0.07	450,000	0.72 years
December 14, 2020	December 14, 2025	0.05	2,100,000	3.29 years
January 28, 2021	January 28, 2026	0.14	2,000,000	3.41 years
February 4, 2021	February 4, 2026	0.18	100,000	3.43 years
February 5, 2021	February 5, 2026	0.18	300,000	3.44 years
April 27, 2021	April 27, 2026	0.12	100,000	3.66 years
May 28, 2021	May 28, 2026	0.12	50,000	3.74 years
September 01, 2021	September 01, 2026	0.08	500,000	4.01 years
December 06, 2021	December 06, 2026	0.07	1,000,000	4.27 years
August 18, 2022	August 18, 2027	0.06	2,000,000	4.97 years
Balance outstanding and exercisable		0.08	9,900,000	3.30 years

*As at August 31, 2022 the market price of the Company's common shares was $0.048 per share. The intrinsic value of the stock options was $0.

Warrants

There were no warrants issued during the year ended August 31, 2022.

During the year ended August 31, 2021, the Company issued 1,500,000 warrants attached to units in private placements.

A summary of warrants as at August 31, 2022 and August 31, 2021 is as follows:

		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2020	13,236,869	$0.05
Issued	1,500,000	0.09
Forfeited	(2,300,000)	0.05
Exercised	(2,720,000)	0.04
Balance, August 31, 2021	9,716,869	$0.05
Forfeited	(1,952,500)	0.08
Exercised	(2,791,000)	0.05
Balance, August 31, 2022	4,973,369	$0.04

The Company has the following warrants outstanding as at August 31, 2022:

Issue Date	Expiry Date	Exercise Price	Number of Warrants*
March 27, 2019	March 27, 2023	0.04	4,973,369
		0.04	4,973,369

*Each warrant entitles a holder to purchase one common share.

11. COMMITMENTS

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $9,500 per month plus goods and services tax ("GST") on a continuing basis.

The Company has a consulting agreement with the CFO of the Company for corporate administration and consulting services for $5,000 per quarter plus goods and services tax ("GST") on a continuing basis.

The Company has a rental agreement for a corporate office for CAD$1,100 per month plus GST. The agreement expires December 31, 2022.

12. INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory income tax rates to income tax benefit at the Company's effective tax rates at August 31, 2022 and 2021:

	August 31, 2022	August 31, 2021

Income (loss) before taxes	$1,974,407	$(389,368)
Statutory tax rate	21.0%	21.0%
Expected income tax expense (recovery)	414,625	(81,767)
Non-deductible items	34,257	62,515
Change in enacted rates and other	(26,649)	3,952
Change in valuation allowance	(422,234)	15,300
Income tax expense (recovery)	$-	$-

Deferred taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at August 31, 2022 and 2021 are comprised of the following:

	August 31, 2022	August 31, 2021
Net operating loss carry forwards	$2,154,456	$2,795,131
Marketable securities	207,613	2,549
Mineral property	64,364	50,987
Capital loss carry forwards	4,526	4,526
	2,430,960	2,853,193
Valuation allowance	2,430,960	2,853,193
Deferred tax assets (liabilities)	$-	$-

The Company has net operating loss carry forwards of approximately $10,259,316 (2021 - $14,266,681) a portion of which may be carried forward up to 20 years to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years. Future tax assets have not been recognized because it is not probable that future taxable profit will be available against which the Company can utilize the benefits therefrom.

The expiry of the Company’s non-capital tax loss carryforwards are as follows:

Expiry Year	Amount
2030	$1,057,783
2031	-
2032	611,284
2033	379,241
2034	4,641,005
2035	1,207,633
2036	525,587
2037	801,509
2038	650,398
2039	343
2040	-
2041	384,533
Balance – August 31, 2022	$10,259,316

13. SEGMENTED INFORMATION

The Company’s operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has increased its reportable segments from one to three during the year ended August 31, 2022. The decision for this change was made keeping in mind the Company’s strategic direction and the need to better report the results for each of the  identified three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the year ended date of August 31, 2022.

Long term Assets	Amount
United States of America	$10,500
Balance – August 31, 2022	$10,500

August 31, 2022	Natural Resources	Technology	Corporate	Total
Operating expenses	$(212,348)	$(808,800)	$(545,087)	$1,566,235
Other income (expenses) (Note 4, 5, 6)	4,532,382	-	(991,740)	3,540,642
Segment income (loss)	$4,320,034	$(808,800)	$(1,536,827)	$1,974,407
Total Assets (Note 4, 5)	$10,500	$-	$3,203,141	$3,213,641

14. SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation the are no material events have occurred that require disclosure.

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

As of August 31, 2022, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our interim chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2022, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

On August 16, 2022, Allan Spissinger replaced Robert McAllister as the chief financial officer of the Company. There have been no other changes in our internal controls over financial reporting that occurred during the year ended August 31, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President, Chief Executive Officer, Chief Financial Officer and Director	62	November 2007 April 14, 2008
Allan Spissinger	Chief Financial Officer and Director	53	August 16, 2022

Note Robert McAllister resigned from interim Chief Financial Officer on August 16, 2022

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

Allan Spissinger, Chief Financial Officer

Mr. Spissinger was appointed as Chief Financial Officer in August 2022.

Mr. Spissinger worked within the Informational Technologies (IT) sector for over a decade; specializing in corporate IT infrastructure and software development projects. Mr. Spissinger joined the audit and assurance department at PricewaterhouseCoopers (PwC) where he obtained his Chartered Professional Accountant (CPA) designation focusing on financial reporting and Sarbanes-Oxley (SOX) compliance in the following sectors: resources, manufacturing and technologies. Mr. Spissinger's positive mentorship, excellent communication and extensive leadership skills have enabled him to successfully manage a variety of private and public businesses for over 20 years.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2022, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2022. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2022, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2022 and 2021; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2022 and 2021 who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert McAllister(1) President and Director	2022 2021	$38,000 -	- -	- -	250,000 500,000	- -	- -	- -	$38,000 -
Allan Spissinger,(2) CFO	2022	$796	-	-	1,000,000	-	-	-	$796

(1)  On November 30, 2007, Mr. McAllister was appointed as our President and on April 14, 2008 he was appointed as a director. On July 31, 2017, Mr. McAllister was appointed interim CFO. Mr. McAllister voluntarily suspended and terminated accrual of these consulting fees commencing on December 1, 2019 and continuing until such time as the Company's financial condition permits a resumption of such cost. On May 1, 2022, the Company entered into a consulting agreement with President of the Company for $9,500 per month plus goods and services tax ("GST") on a continuing basis. On August 16th Mr. McAllister resigned from the interim CFO position.

(2)  On August 16, 2022, Mr. Spissinger was appointed as our CFO.

Employment/Consulting Agreements

July 1, 2017, a consulting contract was entered into with remuneration set at $3,500 per month plus GST. We may terminate this agreement without prior notice based on a number of conditions. Mr. McAllister may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Mr. McAllister voluntarily suspended and terminated accrual of these consulting fees commencing on December 1, 2019. On May 1, 2022, the Company entered into a consulting agreement with President of the Company for $9,500 per month plus goods and services tax ("GST") on a continuing basis.

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

On August 18, 2022, the Company issued 2,000,000 stock options with an exercise price of $0.06 vesting immediately, expiring August 18, 2027. 1,000,000 to the Chief Financial Officer and 500,000 each to two directors of the Company (Note 8).

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert McAllister	500,000 250,000			$0.05 $0.07	2025/12/14 2026/12/06
Allan Spissinger	1,000,000			$0.06	2027/08/18
Kevin Brown	250,000 500,000			$0.06 $0.06	2023/05/11 2027/08/18
John Nelson	500,000			$0.06	2027/08/18

Option Exercises

During our fiscal year ended August 31, 2022, a total of 226,776 (August 31, 2021 - 2,720,000) stock options were exercised resulting in issuance of 113,388 common shares on a cashless basis, valued at $0.02 per each stock option exercised.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 28, 2022, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert McAllister Kelowna, British Columbia, Canada	7,755,000(1)	4.99%
Allan Spissinger Langley, British Columbia, Canada	1,000,000(2)	0.64%
Kevin Brown Kelowna, British Columbia, Canada	1,050,000(3)	0.67%
John Nelson Calgary, Alberta, Canada	750,000(4)	0.48%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 28, 2022. As of November 28, 2022, there were 155,116,088 shares of our company’s common stock issued and outstanding.

(1)	Includes:
	1.	500,000 Options which are exercisable at $0.05 into common shares;
	2.	250,000 Options which are exercisable at $0.07 into common shares; and
	3.	7,005,000 common shares.
(2)	Includes:
	1.	1,000,000 Options which are exercisable at $0.06 into common shares;
(3)	Includes:
	1.	500,000 Options which are exercisable at $0.06 into common shares;
	2.	250,000 Options which are exercisable at $0.06 into common shares; and
	3.	300,000 common shares.

(4)	Includes:
	1.	500,000 Options which are exercisable at $0.06 into common shares; and
	2.	250,000 common shares.

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

For the year ended August 31, 2022, the Company was party to the following related party transactions:

  Incurred $38,000 (2021 - $10,500) to the President of the Company in consulting fees. As at August 31, 2022, the accounts payable to the President of the Company was $64,409 (2021: $111,659). On December 6, 2021 the Company issued 250,000 stock options valued at $12,205 to the President of the Company (Note 10).
  Incurred $769 (2021 - $0) to the Chief Financial Officer of the Company in consulting fees. As at August 31, 2022, the accounts payable to the Chief Financial Officer of the Company was $0 (2021: $0). On August 18, 2022, the Company issued 1,000,000 stock options valued at $40,543 to the Chief Financial Officer of the Company (Note 10).
  On August 18, 2021, the Company issued a total of 1,000,000 stock options valued at $40,543 to the directors of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

Director Independence

We currently act with three directors, Kevin Brown, John Nelson who qualify as independent directors and Robert McAllister, who does not qualify as an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

We currently have an audit committee, but. there has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2022 and for fiscal year ended August 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2022	August 31, 2021
Audit Fees	31,354	36,048
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	31,354	36,048

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Davidson & Company LLP for fiscal year ended August 31, 2022.

Audit related Fees. There were no audit related fees paid to Davidson & Company LLP for the fiscal year ended August 31, 2022 or for the fiscal year ended August 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2022 and August 31, 2021, we did not use Davidson & Company LLP for non-audit professional services or preparation of corporate tax returns.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
No.

3.1	Articles of Incorporation of Enertopia Corp. dated November 22, 2004 (incorporated by reference to our Registration Statement on Form SB-2 filed January 10, 2006 as Exhibit 3.1).

3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 22, 2010 (incorporated by reference to Exhibit 3.02 of our Current Report on Form 8-K filed March 4, 2010).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 18, 2009).

10.1	Agreement dated December 14, 2020 with Al Rich (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 15, 2020).

10.2*	Consulting Agreement dated December 6, 2021 with Terry Gaylon.

10.3*	Hydrogen Asset Purchase Agreement dated December 6, 2021

10.4*	Asset Purchase Agreement dated December 17, 2021 with Paul Sandler and Mark Snyder dated December 17, 2021.

10.5	Asset Sale Agreement with Cypress Development Corp dated February 23, 2022 (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed February 28, 2022).

10.6	Consulting Agreement with Mr. Robert McAllister dated May 1, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 4, 2022).

10.7	Consulting Agreement with Mr. Allan Spissinger dated August 16, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 19, 2022).

14.1	Code of Ethics (incorporated by reference by from our annual report on Form 10-KSB filed on November 29, 2007).

31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).

31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERTOPIA CORP.

By:  /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 28, 2022.

By: /s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 28, 2022.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 28, 2022.

By: /s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 28, 2022.