Form 10-Q
period 2022-11-30
Enertopia Corp.
filed 2023-01-09
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

Commission File Number: 000-51866

Enertopia Corporation

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [  ] YES    [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

155,116,088 common shares issued and outstanding as of January 6, 2023

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the three month period ended November 30, 2022 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.

UNAUDITED CONDENSED INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)

	November 30	August 31
	2022	2022
ASSETS
Current
Cash	$448,710	$615,207
Marketable securities (Note 4)	2,176,488	2,443,750
Accounts receivable	7,039	4,877
Prepaid expenses and deposit	111,662	139,307
Total Current Assets	2,743,899	3,203,141

Non-current assets, net
Mineral property (Note 5)	10,500	10,500
TOTAL ASSETS	$2,754,399	$3,213,641

LIABILITIES
Current
Accounts payable and accrued liabilities	$296,788	$293,446
Due to related party (Note 8)	48,659	64,409
Total Liabilities	345,447	357,855

STOCKHOLDERS' EQUITY (DEFICIENCY)
Share Capital (Note 9)
Authorized:
200,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
155,116,088 common shares at November 30, 2022 and 155,116,088 at August 31, 2022	155,117	155,117
Additional paid-in capital (Note 10)	15,395,657	15,395,657
Deficit	(13,141,822)	(12,694,988)
Total Stockholders' Equity	2,408,952	2,855,786
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,754,399	$3,213,641

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY(DEFICIT)
Balance, August 31, 2021	139,211,700	139,213	14,524,341	(14,669,395)	(5,841)
Warrants exercised	2,791,000	2,791	128,599	-	131,390
Stock options granted on Sept 1	-		23,056	-	23,056
Comprehensive loss	-	-	-	(116,219)	(116,219)
Balance, November 30, 2021	142,002,700	142,004	14,675,996	(14,785,614)	32,386
Shares issued for hydrogen technology	2,000,000	2,000	98,400	-	100,400
Shares issued for investment in Joint Venture	10,000,000	10,000	440,000	-	450,000
Shares issued for services	1,000,000	1,000	41,300	-	42,300
Stock options granted	-	-	32,821	-	32,821
Stock options exercised	113,388	113	(113)	-	-
Comprehensive loss	-	-	-	(738,508)	(738,508)
Balance, February 28, 2022	155,116,088	155,117	15,288,404	(15,524,122)	(80,601)
Comprehensive income	-	-	-	3,635,630	3,635,630
Balance, May 31, 2022	155,116,088	155,117	15,288,404	(11,888,492)	3,555,029
Stock options granted	-	-	107,253	-	107,253
Comprehensive loss	-	-	-	(806,496)	(806,496)
Balance, August 31, 2022	155,116,088	$155,117	$15,395,657	$(12,694,988)	$2,855,786
Comprehensive loss	-	-	-	(446,834)	(446,834)
Balance, November 30, 2022	155,116,088	$155,117	$15,395,657	$(13,141,822)	$2,408,952

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2022	2021
Expenses
Accounting and audit	$11,257	$2,670
Consulting (Note 6, 8)	64,494	57,092
Fees and dues	21,195	6,005
Investor relation	20,373	11,748
Legal and professional	19,992	19,585
Office and miscellaneous	22,536	7,596
Mineral exploration costs	2,987	7,035
Research and development	15,526	5,225
Total expenses	178,360	116,956

Loss for the period before other items	(178,360)	(116,956)

Other income (expense)
Foreign exchange gain (loss)	(1,212)	288
Unrealized gain (loss) on marketable securities	(148,162)	449
Unrealized foreign exchange loss on marketable securities	(119,100)	-
Net Income (loss) and comprehensive Income (loss) for the period	(446,834)	(116,219)

Basic and diluted loss per share
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
- Basic and diluted	155,116,088	141,549,184

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2022	2021
Cash flows used in operating activities
Net Income (Loss)	$(446,834)	$(116,219)
Changes to reconcile net loss to net cash used in operating activities
Stock based compensation	-	23,056
Unrealized loss on marketable securities	148,162	(449)
Unrealized foreign exchange loss on marketable securities	119,100	-
Change in non-cash working capital items:
Accounts receivable	(2,162)	(1,516)
Prepaid expenses and deposits	27,645	11,107
Accounts payable and accrued liabilities	3,342	(20,225)
Due to related parties	(15,750)	(21,000)
Net cash used in operating activities	$(166,497)	$(125,246)

Cash flows used in investing activities
Net cash used in investing activities	$-	$-

Cash flows from financing activities
Net proceeds from warrants exercised	-	131,390

Net cash from financing Activities	$-	$131,390

Decrease in cash	(166,497)	6,144
Cash at beginning of period	615,207	354,286
Cash at end of period	$448,710	$360,430

Supplemental information of cash flows:
Income taxes paid in cash	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

ENERTOPIA CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2022

(Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed interim financial statements for the period ended November 30, 2022 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the August 31, 2022 audited annual financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company is engaged in the business of Lithium exploration at their Nevada claims, along with holding intellectual property & patents in the green technology space. The Company office is located in Kelowna, B.C., Canada.

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred net cash outflows from operating activities of $166,497 for the three months ended November 30, 2022 ($125,246 for the three months ended November 30, 2021) and as at November 30, 2022 has incurred cumulative losses of $13,141,822 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

3. SIGNIFICANT ACCOUNTING POLICIES

a.    Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2022.

b. Accounting Estimates

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

c. Earnings Per Share

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

d. Financial Instruments

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

e.   Research and Development

Research and development costs are expensed as incurred.

f. Comparative Information

The Company reclassified certain balances related to operations in the comparative period to conform with the current presentation. There has been no impact on net loss, comprehensive loss, or net assets as a result of the changes.

4. MARKETABLE SECURITIES

On May 4, 2022 ("Closing Date"), the Company announced the sale of its Clayton Valley unpatented mining claims to Cypress Development Corporation ("Cypress") and as a result of this transaction received 3,000,000 shares of Cypress along with $1,100,000 in cash. The 3,000,000 shares were restricted for trade, 1,000,000 are tradable, 1,000,000 are tradable beginning February 4, 2023 and 1,000,000 are tradable beginning May 4, 2023. Given the lock up conditions, the Company believes that there is a Lack of Marketability ("LOM") related to these shares and thus recorded the shares using a discounting factor. The discounting factor was also used in fair valuing the shares as at the period end date of November 30, 2022. Marketable securities as at November 30, 2022 consist of the Company's investment in 3,000,000 shares of Cypress.

As at November 30, 2022, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2021	$14,994
Additions [1]	3,432,382
Unrealized loss	(923,533)
Unrealized foreign exchange loss	(62,388)
Proceeds from disposal	(10,064)
Loss on disposal	(7,641)
Balance, August 31, 2022	$2,443,750
Unrealized loss	(148,162)
Unrealized foreign exchange loss	(119,100)
Balance, November 30, 2022	$2,176,488

1 Company recorded the 3,000,000 shares received from Cypress on May 4, 2022 as an investment and valued the investment using the closing rate of CAD$1.63 per share and a discount rate of 10% due to LOM. The shares were subsequently revalued as at the period ended date of November 30, 2022 using the closing rate of CAD$1.05 per share and discounting rate of 10%, with the resulting changes in fair value being recorded as part of other income (expense).

5. MINERAL PROPERTY

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

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to the hydrogen technology (“Hydrogen Technology”). By acquiring this Hydrogen Technology, the Company is currently researching the opportunity to create process gas that can be used in commercial, industrial and mining applications by splitting the hydrogen from water via electrolysis. The Company paid $25,000 in cash and issued 2,000,000 shares, with 1,000,000 of the issued shares held in escrow pending successful patenting of the intellectual property, valued at $100,400, for a total of $125,400 in consideration expensed during the year ended August 31, 2022, for acquiring the Hydrogen Technology. The technology is still in research and development phase and is not commercially feasible as at period ended November 30, 2022. The Company has incurred an additional $168,016 as research and development costs for the hydrogen technology during the year ended August 31, 2022 and $15,526 for the period ended November 30, 2022.

7. BATTERY MANAGEMENT TECHNOLOGY ("BMT")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending BMT. The Company created a Joint Venture ("JV") with 51% controlling interest in CapNTrack to run the commercial and industrial operations related to the BMT and has paid $30,000 in cash and issued 10,000,000 shares (5,000,000 shares of which are in escrow) valued at $450,000 for purchase of the BMT. As at the period ended date of November 30, 2022, there have been no operations in the JV and it is a dormant entity. The BMT is still in research and development phase and has not obtained commercial or operational feasibility as at the period end date of November 30, 2022. The Company has recorded the entire consideration of $480,000 for the ownership of the BMT as research and development expense in the statement of operations during the year ended August 31, 2022.  There were no expenses related to the BMT incurred during the period ended November 30, 2022.

8. RELATED PARTIES TRANSACTION

For the three month period ended November 30, 2022, the Company was party to the following related party transactions:

• The Company incurred $28,500 (November 30, 2021: $0) to the President of the Company in consulting fees.

• The amounts outstanding in accounts payable to the President of the Company as at November 30, 2022 is $48,659 (August 31, 2022 - $64,409).

• The Company incurred $5,000 (November 30, 2021: $0) to the CFO of the Company in consulting fees.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9. COMMON STOCK

During the three months ended November 30, 2022, the Company issued no common shares.

As at November 30, 2022 the Company had 155,116,088 (August 31, 2022: 155,116,088) shares issued and outstanding.

As at November 30, 2022 the Company had 7,000,000 (August 31 2022 - 7,000,000) shares held in escrow, that are included in the total shares issued and outstanding.

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

During the three months ended November 30, 2022 the Company did not issue any options.

During the three month period ended November 30, 2022, the Company recorded $0 (November 30, 2021 $23,056) as stock based compensation expenses. In addition, a total of 800,000 stock options expired without being exercised (November 30, 2021: 500,000).

A summary of the changes in stock options for the three months ended November 30, 2022 is presented below:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value $
Balance, August 31, 2021	10,076,776	0.08
Issued	3,500,000	0.07
Expired	(3,450,000)	0.07
Exercised	(226,776)	0.04
Balance, August 31, 2022	9,900,000	0.08
Expired	(800,000)	0.05
Balance, November 30, 2022 (Outstanding & Exercisable)	9,100,000	0.08	3.33	-

The Company has the following options outstanding and exercisable as at November 30, 2022:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life (Years)
11-May-18	11-May-23	0.06	500,000	0.44
22-May-18	22-May-23	0.07	450,000	0.47
14-Dec-20	14-Dec-25	0.05	2,100,000	3.04
28-Jan-21	28-Jan-26	0.14	2,000,000	3.16
4-Feb-21	4-Feb-26	0.18	100,000	3.18
5-Feb-21	5-Feb-26	0.18	300,000	3.19
27-Apr-21	27-Apr-26	0.12	100,000	3.41
28-May-21	28-May-26	0.12	50,000	3.49
1-Sep-21	1-Sep-26	0.08	500,000	3.76
6-Dec-21	6-Dec-26	0.07	1,000,000	4.02
18-Aug-22	18-Aug-27	0.06	2,000,000	4.72
Balance outstanding and exercisable			9,100,000	3.33

Warrants

There were no warrants issued during the period ended November 30, 2022.

A summary of warrants as at November 30, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2021	9,716,869	$0.05
Issued	-	-
Forfeited	(1,952,500)	0.08
Exercised	(2,791,000)	0.05
Balance, August 31, 2022	4,973,369	$0.04
Issued	-	-
Forfeited	-	-
Exercised	-	-
Balance, November 30, 2022	4,973,369	$0.04

The Company has the following warrants outstanding as at November 30, 2022:

Issue Date	Expiry Date	Exercise Price	Number of Warrants*	Weighted Average Life (Years)	Intrinsic Value
27-Mar-19	27-Mar-23	0.04	4,973,369
Total outstanding and exercisable		0.04	4,973,369	0.32	39,787
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

The Company has a rental agreement for a corporate office for CAN $1,100 per month plus GST. The agreement expired December 31, 2022.  Subsequent to November 30, 2022, the Company renewed the rental agreement with a 1% increase to CAN $1,111 per month plus GST.

12. SEGMENTED INFORMATION

The Company's operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has increased its reportable segments from one to three during the year ended August 31, 2022. The decision for this change was made keeping in mind the Company's strategic direction and the need to better report the results for each of the identified three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the year ended date of November 30, 2022.

Long term Assets	Amount
United States of America	$10,500
Balance November 30, 2022	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
	$	$	$	$
Operating expenses	(2,987)	(15,526)	(159,847)	(178,360)
Other expense	-	-	(268,474)	(268,474)
Segment Loss	(2,987)	(15,526)	(428,321)	(446,834)
Total Assets	10,500	-	2,743,899	2,754,399

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2022	$10,500

August 31, 2022	Natural Resources	Technology	Corporate	Total
Operating expenses	$(212,348)	$(808,800)	$(545,087)	$1,566,235
Other income (expenses) (Note 4, 5, 6)	4,532,382	-	(991,740)	3,540,642
Segment income (loss)	$4,320,034	$(808,800)	$(1,536,827)	$1,974,407
Total Assets (Note 4, 5)	$10,500	$-	$3,203,141	$3,213,641

13. SUBSEQUENT EVENTS

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

Our Current Business

Enertopia is engaged in the business of Lithium exploration at their Nevada claims, along with holding intellectual property & patents in the green technology space.

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

NON PROVISIONAL PATENTS

On May 23, 2022 the Company announced the filing of Non provisional patent #1, known as the Enertopia Solar BoosterTM. The Enertopia Solar Booster captures heat from the solar panels, increasing PV output enhancing production and increasing the lifetime of the PV panels.

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

December 17, 2021 the Company filed an 8k on the technology acquisition that included the 100% interest in Provisional Patent filed on November 4, 2021 known as Energy Management System and on November 2, 2022 filed non provisional patent known as Energy Management System.

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

Research and Development

We have incurred $821,366 in research and development expenditures over the last two fiscal years and $15,526 during the three months ended November 30, 2022.

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

Results of Operations - Three Months Ended November 30, 2022 and November 30, 2021

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2022, which are included herein.

	Three Months Ended
	November 30,	November 30,
	2022	2021	Change
Revenue (cost recovery)	$-	$-	$-
Cost of product sales	-	-	-
General and administrative	22,536	7,596	(14,940)
Investor relations	20,373	11,748	(8,625)
Consulting fees	64,494	57,092	(7,402)
Fees and dues	21,195	6,005	(15,190)
Exploration expenses	2,987	7,035	4,048
Research and development	15,526	5,225	(10,301)
Professional fees	31,249	22,255	(8,994)
Other expenses (income)	268,474	(737)	(269,211)
Net loss	$446,834	$116,219	$(330,615)

Our operating results for the three months ended November 30, 2022 and November 30, 2021 and the changes between those periods for the respective items are summarized as follows:

Our financial statements report no revenue for the three months ended November 30, 2022, and November 30, 2021. Our financial statements report a net loss of $446,834 for the three-month period ended November 30, 2022, compared to a net loss of $116,219 for the three-month period ended November 30, 2021. Our net loss increased by $330,615 for the three-month period ended November 30, 2022 primarily due to the non-cash unrealized loss on marketable securities of $148,162 and unrealized foreign exchange loss of $119,100. Our operating costs were higher by $61,404 for November 30, 2022, compared to November 30, 2021. The increase was due to an increase in general operations compared to November 30, 2021.

As at November 30, 2022, we had $345,447 in current liabilities, which is lower by $12,408 when compared to current liabilities as at August 31, 2022. Our net cash used in operating activities for the three months ended November 30, 2022 was $166,497 compared to $125,246 used in the three months ended November 30, 2021.

Liquidity and Financial Condition

	November 30,	August 31,
Working Capital	2022	2021
Current assets	$2,743,899	$3,203,141
Current liabilities	345,447	357,855

Working capital	$2,398,452	$2,845,286

	November 30,	November 30,
Cash Flows	2022	2021
Cash flows (used in) operating activities	$(166,497)	$(125,246)
Cash flows from investing activities	-	-
Cash flows from financing activities	-	131,390
Net increase (decrease) in cash during year	$(166,497)	$6,144

Operating Activities

Net cash used in operating activities was $166,497 in the three months ended November 30, 2022 compared with net cash used in operating activities of $125,246 in the same period in 2021.

Investing Activities

Net cash provided by investing activities was $0 in the three months ended November 30, 2022 and 2021.

Financing Activities

There were no financing activities in the three months ended November 30, 2022 compared to cash provided by financing activities of $131,390 in the same period in 2021.

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

As of November 30, 2022, the end of the first quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2022 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2022, we had working capital of $2,845,286 (deficit of $5,841 as at August 31, 2021) and have incurred cumulative losses of $12,694,988 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

Item 6. Exhibits

Exhibit Number	Description

(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of Enertopia Corp. dated November 22, 2004 (incorporated by reference to our Registration Statement on Form SB-2 filed January 10, 2006 as Exhibit 3.1).
3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 22, 2010 (incorporated by reference to Exhibit 3.02 of our Current Report on Form 8-K filed March 4, 2010).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 18, 2009).
10.1	Agreement dated December 14, 2020 with Al Rich (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 15, 2020).
10.2	Consulting Agreement dated December 6, 2021 with Terry Gaylon.
10.3	Hydrogen Asset Purchase Agreement dated December 6, 2021
10.4	Asset Purchase Agreement dated December 17, 2021 with Paul Sandler and Mark Snyder dated December 17, 2021.
10.5	Asset Sale Agreement with Cypress Development Corp dated February 23, 2022 (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed February 28, 2022).
10.6	Consulting Agreement with Mr. Robert McAllister dated May 1, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 4, 2022).
10.7	Consulting Agreement with Mr. Allan Spissinger dated August 16, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 19, 2022).
14.1	Code of Ethics (incorporated by reference by from our annual report on Form 10-KSB filed on November 29, 2007).
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - Principal Executive Officer
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - Principal Financial Officer and Principal Accounting Officer
32.1	Section 1350 Certification - Principal Executive Officer
32.2	Section 1350 Certification - Principal Financial Officer and Principal Accounting Officer
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
January 6, 2023

By:	/s/ "Allan Spissinger"
Allan Spissinger CPA, CA
Chief Financial Officer
January 6, 2023