Form 10-Q
period 2023-02-28
Enertopia Corp.
filed 2023-04-10
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

155,166,088 common shares issued and outstanding as of April 13, 2023

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the six-month period ended February 28, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in U.S. Dollars)

	February 28	August 31
	2023	2022
ASSETS
Current
Cash	$305,248	$615,207
Marketable securities (Note 4)	2,431,269	2,443,750
Accounts receivable	2,345	4,877
Prepaid expenses and deposit (Note 13)	293,463	139,307
Total Current Assets	3,032,325	3,203,141

Non-current assets, net
Mineral property (Note 5)	10,500	10,500
TOTAL ASSETS	$3,042,825	$3,213,641

LIABILITIES
Current
Accounts payable and accrued liabilities	$302,812	$293,446
Due to related party (Note 8)	33,997	64,409
Total Liabilities	336,809	357,855

STOCKHOLDERS' EQUITY (DEFICIENCY)
Share Capital (Note 9)
Authorized:
200,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
155,166,088 common shares at February 28, 2023 and 155,116,088 at August 31, 2022	155,167	155,117
Additional paid-in capital (Note 10)	15,397,607	15,395,657
Deficit	(12,846,661)	(12,694,988)
Equity attributable to shareholders of the Company	2,706,113	2,855,786
Non-controlling interest	(97)	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,042,825	$3,213,641

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS' EQUITY(DEFICIT)
Balance, August 31, 2021	139,211,700	139,213	14,524,341	(14,669,395)	-	(5,841)
Warrants exercised	2,791,000	2,791	128,599	-	-	131,390
Stock options granted on Sept 1	-	-	23,056	-	-	23,056
Comprehensive loss	-	-	-	(116,219)	-	(116,219)
Balance, November 30, 2021	142,002,700	142,004	14,675,996	(14,785,614)	-	32,386
Shares issued for hydrogen technology	2,000,000	2,000	98,400	-	-	100,400
Shares issued for investment in Joint Venture	10,000,000	10,000	440,000	-	-	450,000
Shares issued for services	1,000,000	1,000	41,300	-	-	42,300
Stock options granted	-	-	32,821	-	-	32,821
Stock options exercised	113,388	113	(113)	-	-	-
Comprehensive loss	-	-	-	(738,508)	-	(738,508)
Balance, February 28, 2022	155,116,088	$155,117	$15,288,404	$(15,524,122)	$-	$(80,601)
Comprehensive income	-	-	-	3,635,630	-	3,635,630
Balance, May 31, 2022	155,116,088	$155,117	$15,288,404	$(11,888,492)	$-	$3,555,029
Stock options granted	-	-	107,253	-	-	107,253
Comprehensive loss	-	-	-	(806,496)	-	(806,496)
Balance, August 31, 2022	155,116,088	$155,117	$15,395,657	$(12,694,988)	$-	$2,855,786
Comprehensive loss	-	-	-	(446,834)	-	(446,834)
Balance, November 30, 2022	155,116,088	$155,117	$15,395,657	$(13,141,822)	$-	$2,408,952
Warrants issued for cash	50,000	50	1,950	-	-	2,000
Non controlling interest	-	-	-	-	(97)	(97)
Comprehensive loss	-	-	-	295,161	-	295,161
Balance, February 28, 2023	155,166,088	$155,167	$15,397,607	$(12,846,661)	$(97)	$2,706,016

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28	February 28	February 28	February 28
	2023	2022	2023	2022
Expenses
Accounting and audit	$38,293	$9,795	$49,550	$12,465
Consulting (Note 6, 8)	37,250	90,414	101,744	147,506
Fees and dues	19,239	10,970	40,434	16,975
Investor relations	19,269	8,608	39,642	20,356
Legal and professional	54,352	6,478	74,344	26,062
Office and miscellaneous	32,225	6,325	54,761	13,921
Mineral exploration costs	5,048	3,298	8,035	10,333
Research and development	41,826	645,912	57,352	651,137
Total expenses	247,502	781,800	425,862	898,755

Loss for the period before other items	(247,502)	(781,800)	(425,862)	(898,755)

Other income (expense)
Foreign exchange gain (loss)	(1,145)	(1,329)	(2,357)	(1,042)
Realized gain (loss) on marketable securities	(122,741)	(7,641)	(122,741)	(7,641)
Realized foreign exchange gain (loss) on marketable securities	(11,403)	-	(11,403)	-
Unrealized gain (loss) on marketable securities	695,470	2,262	547,308	2,711
Unrealized foreign exchange gain (loss) on marketable securities	(17,615)	-	(136,715)	-
Gain from mineral property sale	-	50,000	-	50,000
Net income (loss) for the period	295,064	(738,508)	(151,770)	(854,727)

Net loss attributable to:
Common shareholders	295,161	(738,508)	(151,673)	(854,727)
Non controlling interest	(97)	-	(97)	-
Basic and diluted income (loss) per share
Basic	$0.00	$(0.00)	$(0.00)	$(0.01)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding
- Basic	155,122,755	151,986,777	155,119,403	146,780,966
- Diluted	169,146,124	151,986,777	155,119,403	146,780,966

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 28	February 28
	2023	2022
Cash flows used in operating activities
Net Income (Loss)	$(151,770)	$(854,727)
Changes to reconcile net loss to net cash used in operating activities
Shares issued for consulting	-	42,300
Shares issued for battery management system	-	450,000
Shares issued for hydrogen technology	-	100,400
Stock based compensation	-	55,877
Income from mineral property sale	-	(50,000)
Unrealized gain on marketable securities	(547,306)	(2,711)
Unrealized foreign exchange loss on marketable securities	136,715	-
Loss on disposal of marketable securities	122,741	7,641
Foreign exchange loss on disposal of marketable securities	11,403	-
Change in non-cash working capital items:
Accounts receivable	2,532	3,976
Prepaid expenses and deposits	(154,156)	(95,986)
Accounts payable and accrued liabilities	9,366	(34,561)
Due to related parties	(30,412)	(26,250)
Net cash used in operating activities	$(600,887)	$(404,041)

Cash flows used in investing activities
Proceeds from sale of marketable securities	288,928	10,064
Proceeds from mineral property sale	-	50,000
Staking of mineral property	-	(10,500)
Net cash used in investing activities	$288,928	$49,564

Cash flows from financing activities
Net proceeds from warrants exercised	2,000	131,390
Net cash from financing Activities	$2,000	$131,390

Decrease in cash and cash equivalents	(309,959)	(223,087)
Cash and cash equivalents at beginning of period	615,207	354,286
Cash and cash equivalents at end of period	$305,248	$131,199

Supplemental information of cash flows:
Income taxes paid in cash	$-	$-
Cash paid for taxes	$-	$-
Cashless options exercised	$-	$113

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2023

(Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed consolidated interim financial statements for the period ended February 28, 2023 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the August 31, 2022 audited annual financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company is engaged in the business of Lithium exploration at their Nevada claims, along with holding intellectual property & patents in the green technology space. The Company office is located in Kelowna, B.C., Canada.

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred net cash outflows from operating activities of $600,887 for the six months ended February 28, 2023 ($404,041 for the six months ended February 28, 2022) and as at February 28, 2023 has incurred cumulative losses of $12,846,661 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, to receive the continued support of the Company's shareholders, and ultimately to obtain successful operations. There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. There is significant uncertainty as to whether we can obtain additional financing. These unaudited condensed consolidated interim financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited condensed consolidated interim financial statements.

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

Our cash is held in a Canadian national banking institution that is insured by the Canada Deposit Insurance Corporation (CDIC). The CDIC insures up to C$100,000 of deposits per insured category based on CDIC regulations. Our bank is one of the six largest banks in Canada and has been designated by the Government of Canada as a Domestically Systemically Important Bank (D-SIB) by the Superintendent of Financial Institutions in Canada specifying minimum loss absorbing capacity requirements. The banking failures in the United States have not extended into the Canadian market to date and management continues to monitor the situation. Our current cash exposure is limited as of February 28, 2023 and subsequent to February 28, 2023 our cash held in the bank is fully insured.

3. SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2022.

b. Basis of Consolidation

The financial statements have been prepared on a consolidated basis with those of the Company's 51% owned subsidiary, CapNTrack Inc. All intercompany transactions and balances have been eliminated.

c. Accounting Estimates

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

d. Earnings Per Share

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

e. Financial Instruments

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

f.  Research and Development

Research and development costs are expensed as incurred.

g. Comparative Information

The Company reclassified certain balances related to operations in the comparative period to conform with the current presentation. There has been no impact on net loss, comprehensive loss, or net assets as a result of the changes.

4. MARKETABLE SECURITIES

On May 4, 2022 ("Closing Date"), the Company announced the sale of its Clayton Valley unpatented mining claims to Cypress Development Corporation ("Cypress") and as a result of this transaction received 3,000,000 shares of Cypress along with $1,100,000 in cash. During the period ended February 28, 2023 Cypress underwent a name change to Century Lithium Corp ("Century"). The 3,000,000 shares were restricted for trade, 2,000,000 are tradable and 1,000,000 are tradable beginning May 4, 2023. Given the lock up conditions, the Company believes that there is a Lack of Marketability ("LOM") related to these shares and thus recorded the shares using a discounting factor. The discounting factor was also used in fair valuing the shares as at the period end date of February 28, 2023. Marketable securities as at February 28, 2023 consist of the Company's investment in 3,000,000 shares of Century of which 332,800 were sold during the period leaving 2,657,200 shares. An additional 22,000 share sales were pending that were settled after the period end.

As at February 28, 2023, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2021	$14,994
Additions [1]	3,432,382
Unrealized loss	(923,533)
Unrealized foreign exchange loss	(62,388)
Proceeds from disposal	(10,064)
Loss on disposal	(7,641)
Balance, August 31, 2022	$2,443,750
Additions	-
Unrealized gain (loss)	547,308
Unrealized foreign exchange gain (loss)	(136,717)
Proceeds from disposal	(288,928)
Realized loss on disposal	(122,741)
Realized Foreign exchange loss on disposal	(11,403)
Balance, February 28, 2022	$2,431,269

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

5. MINERAL PROPERTY

West Tonopah

On February 25, 2022, the Company staked 1,760 acres of unpatented mineral claims in Esmeralda County, Nevada for cash consideration of $10,500. During the period ended February 28, 2023, the Company paid a 50% deposit of $194,400 for a planned drilling program recorded in Prepaid Expenses (Note 13).

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

On August 17, 2021 the Company announced the filing of its third provisional patent, known as Enertopia RainmakerTM.

On January 12, 2023 the Company announced the filing of its fourth provisional patent application, known as Enertopia BMT.

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to the hydrogen technology ("Hydrogen Technology"). By acquiring this Hydrogen Technology, the Company is currently researching the opportunity to create process gas that can be used in commercial, industrial and mining applications by splitting the hydrogen from water via electrolysis. The Company paid $25,000 in cash and issued 2,000,000 shares, with 1,000,000 of the issued shares held in escrow pending successful patenting of the intellectual property, valued at $100,400, for a total of $125,400 in consideration expensed during the year ended August 31, 2022, for acquiring the Hydrogen Technology. The technology is still in research and development phase and is not commercially feasible as at the period ended February 28, 2023. The Company has incurred an additional $168,016 as research and development costs for the hydrogen technology during the year ended August 31, 2022 and $36,088 for the period ended February 28, 2023.

7. ENERGY MANAGEMENT SYSTEM ("EMS")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending EMS. The Company created a Joint Venture ("JV") with 51% controlling interest in CapNTrack to run the commercial and industrial operations related to the EMS and has paid $30,000 in cash and issued 10,000,000 shares (5,000,000 shares of which are in escrow) valued at $450,000 for purchase of the EMS. As at the period ended date of February 28, 2023, there have been no operations in the JV and insurance setup costs only. The EMS is still in the research and development phase and has not obtained commercial or operational feasibility as at the period end date of February 28, 2023. The Company has recorded the entire consideration of $480,000 for the ownership of the EMS as research and development expense in the statement of operations during the year ended August 31, 2022. There were insurance setup expenses only related to the EMS incurred during the period ended February 28, 2023.

8. RELATED PARTIES TRANSACTION

For the six-month period ended February 28, 2023, the Company was party to the following related party transactions:

  The Company incurred $57,000 (February 28, 2022: $0) to the President of the Company in consulting fees.
  The amounts outstanding in accounts payable to the President of the Company as at February 28, 2023 is $33,997 (August 31, 2022 - $64,409).
  The Company incurred $10,000 (February 28, 2022: $0) to the CFO of the Company in consulting fees.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

9. COMMON STOCK

During the six months ended February 28, 2023, the Company issued 50,000 common shares for the exercise of warrants for $2,000 in cash.

As at February 28, 2023 the Company had 155,166,088 (August 31, 2022: 155,116,088) shares issued and outstanding.

As at February 28, 2023 the Company had 7,000,000 (August 31 2022 - 7,000,000) shares held in escrow, that are included in the total shares issued and outstanding.

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

Subsequent to February 28, 2023, at the Annual General Meeting held March 22, 2023, a new 2023 Stock Option Plan was approved. Under the 2023 Stock Option Plan (the "2023 Plan") the Company may grant options to purchase shares of common stock, $0.001 par value per share, of the Company. The stock subject to options granted under the 2023 Plan shall be shares of authorized but unissued or reacquired common stock. The maximum number of shares of common stock of the Company which may be issued and sold under the 2023 Plan shall be 31,000,000, subject to adjustment for stock splits or consolidations with a maximum life of 5 years and vesting at the discretion of the Board of Directors. Management plans to issue all new option grants under the 2023 Plan and to cancel the 2014 Plan once all currently issued options are either exercised or expire.

During the six months ended February 28, 2023 the Company did not issue any options.

During the six-month period ended February 28, 2023, the Company recorded $0 (February 28, 2022 $55,877) as stock based compensation expenses. In addition, a total of 800,000 stock options expired without being exercised (February 28, 2022: 2,950,000).

A summary of the changes in stock options for the six months ended February 28, 2023 is presented below:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value $
Balance, August 31, 2021	10,076,776	0.08
Issued	3,500,000	0.07
Expired	(3,450,000)	0.07
Exercised	(226,776)	0.04
Balance, August 31, 2022	9,900,000	0.08
Expired	(800,000)	0.05
Balance, February 28, 2023 (Outstanding & Exercisable)	9,100,000	0.08	3.08	2,100

The Company has the following options outstanding and exercisable as at February 28, 2023:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life (Years)
11-May-18	11-May-23	0.06	500,000	0.20
22-May-18	22-May-23	0.07	450,000	0.23
14-Dec-20	14-Dec-25	0.05	2,100,000	2.79
28-Jan-21	28-Jan-26	0.14	2,000,000	2.92
4-Feb-21	4-Feb-26	0.18	100,000	2.94
5-Feb-21	5-Feb-26	0.18	300,000	2.94
27-Apr-21	27-Apr-26	0.12	100,000	3.16
28-May-21	28-May-26	0.12	50,000	3.25
1-Sep-21	1-Sep-26	0.08	500,000	3.51
6-Dec-21	6-Dec-26	0.07	1,000,000	3.77
18-Aug-22	18-Aug-27	0.06	2,000,000	4.47
Balance outstanding and exercisable			9,100,000	3.08

Warrants

There were no warrants issued during the period ended February 28, 2023.

A summary of warrants as at February 28, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2021	9,716,869	$0.05
Issued	-	-
Forfeited	(1,952,500)	0.08
Exercised	(2,791,000)	0.05
Balance, August 31, 2022	4,973,369	$0.04
Exercised	(50,000)	0.04
Balance, February 28, 2022	4,923,369	$0.04

The Company has the following warrants outstanding as at February 28, 2023:

Issue Date	Expiry Date	Exercise Price	Number of Warrants*	Weighted Average Life (Years)	Intrinsic Value
27-Mar-19	27-Mar-23	0.04	4,923,369
		0.04	4,923,369	0.07	54,157

*Each warrant entitles a holder to purchase one common share.

Subsequent to February 28, 2023, 4,923,369 warrants expired unexercised.

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

The Company has a rental agreement for a corporate office for CDN $1,100 per month plus GST. The agreement expired December 31, 2022. The agreement was renewed during the period ended February 28, 2023 with a 1% increase to CDN $1,111 per month plus GST and expires December 31, 2023. Rent expense for the three and six months ended February 28, 2023, were $2,473 and $4,922, respectively.

12. SEGMENTED INFORMATION

The Company's operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has increased its reportable segments from one to three during the year ended August 31, 2022. The decision for this change was made keeping in mind the Company's strategic direction and the need to better report the results for each of the identified three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the period ended date of February 28, 2023.

Long term Assets	Amount
United States of America	$10,500
Balance February 28, 2023	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
February 28, 2023	$	$	$	$
Operating expenses	(8,035)	(57,352)	(360,475)	(425,862)
Other income (Note 4)	-	-	274,092	274,092
Segment Loss	(8,035)	(57,352)	(86,383)	(151,770)
Total Assets (Note 4, 5)	10,500	-	3,032,325	3,042,825

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2022	$10,500

August 31, 2022	Natural Resources	Technology	Corporate	Total
Operating expenses	$(212,348)	$(808,800)	$(545,087)	$1,566,235
Other income (expenses) (Note 4, 5, 6)	4,532,382	-	(991,740)	3,540,642
Segment income (loss)	$4,320,034	$(808,800)	$(1,536,827)	$1,974,407
Total Assets (Note 4, 5)	$10,500	$-	$3,203,141	$3,213,641

13. PREPAID EXPENSES AND DEPOSITS

The balance of Prepaid Expenses and Deposits consisted of the following:

February 28,
Prepaid Expenses & Deposits	2023

Advertising	$2,952
Clean Technology Expense	47,000
Consultants	20,000
Exploration costs	194,400
Filing fees	8,375
Insurance	13,763
Office Expenses	6,973

Total Prepaid Expenses& Deposits	$293,463

14. NET INCOME (LOSS) PER COMMON SHARE

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$295,064	$(738,508)	$(151,770)	$(854,727)
Net income (loss) - diluted	$295,064	$(738,508)	$(151,770)	$(854,727)

Denominator:
Weighted average common shares outstanding	155,122,755	151,986,777	155,119,403	146,780,966
Effect of dilutive shares	14,023,369	-	-	-
Diluted	169,146,124	151,986,777	155,119,403	146,780,966

Net income (loss) per common share:
Basic	$0.00	$(0.00)	$(0.00)	$(0.01)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

15. SUBSEQUENT EVENTS

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

The Company completed its maiden drill program in June 2022 and further information can be found at www.enertopia.com.

CLEAN TECHNOLOGY

The company continues to test off-the-shelf technology under the potential for lower capex scenarios in lithium extraction.

NON PROVISIONAL PATENTS

On January 12, 2023 the Company announced the filing of Non provisional patent #4, known as the EMS filed November 2, 2022. The EMSis a battery monitoring technology that helps to increase the life and health of monitored battery packs.

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

Research and Development

We have incurred $821,366 in research and development expenditures over the last two fiscal years and $57,352 during the six months ended February 28, 2023.

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

Results of Operations - Three Months Ended February 28, 2023 and February 28, 2022

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2023, which are included herein.

Our operating results for the three months ended February 28, 2023 and February 28, 2022 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	February 28,	February 28,
	2023	2022	Change
Revenue	$-	$-	$-
Cost of sales	-	-	-
General and administrative	32,225	6,325	(25,900)
Investor relations	19,269	8,608	(10,661)
Consulting fees	37,250	90,414	53,164
Fees and dues	19,239	10,970	(8,269)
Exploration expenses	5,048	3,298	(1,750)
Research and development	41,826	645,912	604,086
Professional fees	92,645	16,273	(76,372)
Other expenses (income)	(542,566)	(43,292)	499,274
Net (income) loss	$(295,064)	$738,508	$1,033,572

Our financial statements report no revenue for the three months ended February 28, 2023, and February 28, 2022. Our financial statements report a net income of $295,064 for the three-month period ended February 28, 2023, compared to a net loss of $738,508 for the three-month period ended February 28, 2022. Our net loss decreased by $1,033,572 for the three-month period ended February 28, 2023 primarily due to the decrease in R&D costs of $604,086 and the increase Other income of $499,274. Other income consisted of non-cash unrealized gain of $695,470 and foreign exchange loss of $17,615 on marketable securities, unrealized foreign exchange loss of $1,145 and realized losses on disposition of $122,741 and realized foreign exchange loss of $11,403 on marketable securities. Our operating costs were lower by $534,298 for February 28, 2023, compared to February 28, 2022. The decrease was due to decreases in consulting and R&D costs compared to February 28, 2022.

Results of Operations - Six Months Ended February 28, 2023 and February 28, 2022

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2023, which are included herein.

Our operating results for the six months ended February 28, 2023 and February 28, 2022 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	February 28,	February 28,
	2023	2022	Change
Revenue (cost recovery)	$-	$-	$-
Cost of product sales	-	-	-
General and administrative	54,761	13,921	(40,840)
Investor relations	39,642	20,356	(19,286)
Consulting fees	101,744	147,506	45,762
Fees and dues	40,434	16,975	(23,459)
Exploration expenses	8,035	10,333	2,298
Research and development	57,352	651,137	593,785
Professional fees	123,894	38,527	(85,367)
Other expenses (income)	(274,092)	(44,028)	230,064
Net loss (income)	$151,770	$854,727	$702,957

Our financial statements report no revenue for the six months ended February 28, 2023, and February 28, 2022. Our financial statements report a net loss of $151,770 for the six-month period ended February 28, 2023, compared to a net loss of $854,727 for the six-month period ended February 28, 2022. Our net loss decreased by $702,957 for the six-month period ended February 28, 2023 primarily due to the decrease in R&D costs of $593,785 and the increase Other income of $230,063. Other income consisted of non-cash unrealized gain of $547,308 and foreign exchange loss of $136,715 on marketable securities, unrealized foreign exchange loss of $2,357 and realized losses on disposition of $122,741 and realized foreign exchange loss of $11,403 on marketable securities. Our operating costs were lower by $472,893 for February 28, 2023, compared to February 28, 2022. The decrease was due to decreases in consulting and R&D costs and increases in other income compared to February 28, 2022.

As at February 28, 2023, we had $336,809 in current liabilities, which is lower by $21,046 when compared to current liabilities as at August 31, 2022. Our net cash used in operating activities for the six months ended February 28, 2023 was $600,887 compared to $404,041 used in the six months ended February 28, 2022.

Liquidity and Financial Condition

Working Capital	February 28,	August 31,
	2023	2022
Current assets	$3,032,325	$3,203,141
Current liabilities	336,809	357,855
Working capital	$2,695,516	$2,845,286

	February 28,	February 28,
Cash Flows	2023	2022
Cash flows (used in) operating activities	$(600,887)	$(404,041)
Cash flows from investing activities	288,928	49,564
Cash flows from financing activities	2,000	131,390
Net increase in cash during year	$(309,959)	$(223,087)

Operating Activities

Net cash used in operating activities was $600,887 in the six-months ended February 28, 2023 compared with net cash used in operating activities of $404,041 in the same period in 2022.

Investing Activities

Net cash provided by investing activities was $288,928 and $49,564 in the six-months ended February 28, 2023 and 2022, respectively.

Financing Activities

Cash provided by financing activities in the six months ended February 28, 2023 were $2,000 compared to cash provided by financing activities of $131,390 in the same period in 2022.

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

As of February 28, 2023, the end of the second quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our success depends in large part on the continued services of our executive officers and third-party relationships. We currently do not have key person insurance on these individuals. The loss of these people, especially without advance notice, could have a material adverse impact on our results of operations and our stock price. It is also very important that we be able to attract and retain highly skilled personnel, including technical personnel, to accommodate our exploration plans and to replace personnel who leave. Competition for qualified personnel can be intense, and there are a limited number of people with the requisite knowledge and experience. Under these conditions, we could be unable to recruit, train, and retain employees. If we cannot attract and retain qualified personnel, it could have a material adverse impact on our operating results and stock price.

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

Our common stock is quoted on the OTCQB electronic quotation service operated by OTC Markets Group Inc and on the CSE. Trading in stock quoted on the OTCQB and CSE is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
April 10, 2023

By:	/s/ "Allan Spissinger"
Allan Spissinger CPA, CA
Chief Financial Officer
April 10, 2023