Form 10-Q
period 2023-05-31
Enertopia Corp.
filed 2023-07-12
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

155,166,088 common shares issued and outstanding as of July 12, 2023

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the nine-month period ended May 31, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	May 31,	August 31,
	2023	2022
ASSETS
Current
Cash	$240,292	$615,207
Marketable securities (Note 4)	1,536,726	2,443,750
Accounts receivable	5,799	4,877
Prepaid expenses and deposit (Note 12)	77,559	139,307
Total Current Assets	1,860,376	3,203,141

Non-current assets, net
Mineral property (Note 5)	10,500	10,500
TOTAL ASSETS	$1,870,876	$3,213,641

LIABILITIES
Current
Accounts payable and accrued liabilities	$287,096	$293,446
Due to related party (Note 7)	17,159	64,409
Total Liabilities	304,255	357,855

STOCKHOLDERS' EQUITY (DEFICIENCY)
Share Capital (Note 8)
Authorized:
500,000,000 common voting shares (200,000,000 August 31, 2022) with a par value of $0.001 per share
Issued and outstanding:
155,166,088 common shares at May 31, 2023 and 155,116,088 at August 31, 2022	155,167	155,117
Additional paid-in capital (Note 9)	15,397,607	15,395,657
Deficit	(13,985,764)	(12,694,988)
Equity attributable to shareholders of the Company	1,567,010	2,855,786
Non-controlling interest (Note 6)	(389)	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,870,876	$3,213,641

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	COMMON STOCK

	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS' EQUITY(DEFICIT)
Balance, August 31, 2021	139,211,700	139,213	14,524,341	(14,669,395)	-	(5,841)
Warrants exercised	2,791,000	2,791	128,599	-	-	131,390
Stock options granted on Sept 1	-	-	23,056	-	-	23,056
Comprehensive loss	-	-	-	(116,219)	-	(116,219)
Balance, November 30, 2021	142,002,700	142,004	14,675,996	(14,785,614)	-	32,386
Shares issued for hydrogen technology	2,000,000	2,000	98,400	-	-	100,400
Shares issued for investment in Joint Venture	10,000,000	10,000	440,000	-	-	450,000
Shares issued for services	1,000,000	1,000	41,300	-	-	42,300
Stock options granted	-	-	32,821	-	-	32,821
Stock options exercised	113,388	113	(113)	-	-	-
Comprehensive loss	-	-	-	(738,508)	-	(738,508)
Balance, February 28, 2022	155,116,088	$155,117	$15,288,404	$(15,524,122)	$-	$(80,601)
Comprehensive income	-	-	-	3,635,630	-	3,635,630
Balance, May 31, 2022	155,116,088	$155,117	$15,288,404	$(11,888,492)	$-	$3,555,029
Stock options granted	-	-	107,253	-	-	107,253
Comprehensive loss	-	-	-	(806,496)	-	(806,496)
Balance, August 31, 2022	155,116,088	$155,117	$15,395,657	$(12,694,988)	$-	$2,855,786
Comprehensive loss	-	-	-	(446,834)	-	(446,834)
Balance, November 30, 2022	155,116,088	$155,117	$15,395,657	$(13,141,822)	$-	$2,408,952
Warrants issued for cash	50,000	50	1,950	-	-	2,000
Non controlling interest	-	-	-	-	(97)	(97)
Comprehensive loss	-	-	-	295,161	-	295,161
Balance, February 28, 2023	155,166,088	155,167	15,397,607	(12,846,661)	(97)	2,706,016
Non controlling interest	-	-	-	-	(292)	(292)
Comprehensive loss	-	-	-	(1,139,103)	-	(1,139,103)
Balance, May 31, 2023	155,166,088	$155,167	$15,397,607	$(13,985,764)	$(389)	$1,566,621

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31,	May 31,	May 31,	May 31,
	2023	2022	2023	2022
Expenses
Accounting and audit	$(4,419)	$15,461	$45,131	$27,926
Consulting (Note 7)	30,752	32,546	132,496	180,052
Fees and dues	39,651	23,804	80,085	40,779
Investor relations	12,812	10,049	52,454	30,405
Legal and professional	7,259	16,427	81,603	42,489
Office and miscellaneous	31,168	16,759	85,929	30,680
Mineral exploration costs (Note 5)	421,716	22,254	429,751	32,587
Research and development (Note 6)	45,072	39,521	102,424	690,658
Total expenses	584,011	176,821	1,009,873	1,075,576

Loss for the period before other items	(584,011)	(176,821)	(1,009,873)	(1,075,576)

Other income (expense)
Foreign exchange loss	(1,379)	(358)	(3,736)	(1,402)
Realized loss on marketable securities	(204,637)	-	(327,378)	(7,641)
Realized foreign exchange loss on marketable securities	(19,134)	-	(30,537)	-
Unrealized gain (loss) on marketable securities	(324,529)	(669,573)	222,779	(666,862)
Unrealized foreign exchange loss on marketable securities	(5,705)	-	(142,420)	-
Gain from mineral property sale	-	4,482,382	-	4,532,382
Net income (loss) for the period	(1,139,395)	3,635,630	(1,291,165)	2,780,901

Net income (loss) attributable to:
Common shareholders	(1,139,103)	3,635,630	(1,290,776)	2,780,901
Non controlling interest	(292)	-	(389)	-
Basic and diluted income (loss) per share
Basic and diluted	$(0.01)	$0.02	$(0.01)	$0.02
Weighted average number of common shares outstanding
- Basic and diluted	155,166,088	155,116,088	155,135,136	149,600,199

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	NINE MONTHS ENDED
	May 31,	May 31,
	2023	2022
Cash flows used in operating activities
Net Income (Loss)	$(1,291,165)	$2,780,901
Changes to reconcile net loss to net cash used in operating activities
Shares received for mineral property sale	-	(3,432,382)
Shares issued for consulting	-	42,300
Shares issued for battery management system	-	450,000
Shares issued for hydrogen technology	-	100,400
Stock based compensation	-	55,877
Income from mineral property sale	-	(1,100,000)
Unrealized gain on marketable securities	(222,780)	666,862
Unrealized foreign exchange loss on marketable securities	142,420	-
Loss on disposal of marketable securities	327,378	7,641
Foreign exchange loss on disposal of marketable securities	30,537	-
Change in non-cash working capital items:
Accounts receivable	(922)	1,814
Prepaid expenses and deposits	61,748	(70,272)
Accounts payable and accrued liabilities	(6,350)	(22,650)
Due to related parties	(47,250)	(31,500)
Net cash used in operating activities	$(1,006,384)	$(551,009)

Cash flows used in investing activities
Proceeds from sale of marketable securities	629,469	10,064
Proceeds from sale of royalty grant	-	1,100,000
Staking of mineral property	-	(10,500)
Net cash from investing activities	$629,469	$1,099,564

Cash flows from financing activities
Net proceeds from warrants exercised	2,000	131,390
Net cash from financing activities	$2,000	$131,390

Decrease in cash	(374,915)	679,945
Cash at beginning of period	615,207	354,286
Cash at end of period	$240,292	$1,034,231

Supplemental information of cash flows:
Income taxes paid in cash	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

ENERTOPIA CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2023

(Expressed in U.S. Dollars)

1 ORGANIZATION

Enertopia Corp. (the "Company") was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company is engaged in the business of Lithium exploration at their Nevada claims, along with holding intellectual property & patents in the green technology space. The Company office is located in Kelowna, B.C., Canada.

2.       GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred net cash outflows from operating activities of $1,006,384 for the nine months ended May 31, 2023 ($551,009 for the nine months ended May 31, 2022) and as at May 31, 2023 has incurred cumulative losses of $13,985,764 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

b. Basis of Consolidation

The unaudited condensed consolidated interim financial statements have been prepared on a consolidated basis with those of the Company's 51% owned subsidiary, CapNTrack Inc. All intercompany transactions and balances have been eliminated.

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

The Company's financial instruments consist primarily of cash, marketable securities, accounts receivable, accounts payable and due to related party. The carrying amounts of these financial instruments approximate their fair values due to their short maturities. Cash and marketable securities are in Level 1 within the fair value hierarchy.

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

4. MARKETABLE SECURITIES

On May 4, 2022 ("Closing Date"), the Company announced the sale of its Clayton Valley unpatented mining claims to Cypress Development Corporation ("Cypress") and as a result of this transaction received 3,000,000 shares of Cypress along with $1,100,000 in cash. During January 2023 Cypress underwent a name change to Century Lithium Corp ("Century"). The 3,000,000 shares were restricted for trade and as of May 31, 2023 are all tradable. Marketable securities as at May 31, 2023 consist of the Company's investment in 3,000,000 shares of Century of which a total of 776,700 were sold during the nine month period ended May 31, 2023 (three months ended May 31, 2023 - 443,900) leaving 2,223,300 shares. An additional 6,500 share sales were pending that were settled after the period end.

As at May 31, 2023, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2021	$14,994
Additions [1]	3,432,382
Unrealized loss	(923,533)
Unrealized foreign exchange loss	(62,388)
Proceeds from disposal	(10,064)
Loss on disposal	(7,641)
Balance, August 31, 2022	$2,443,750
Additions	-
Unrealized gain (loss)	222,779
Unrealized foreign exchange gain (loss)	(142,420)
Proceeds from disposal	(629,469)
Realized loss on disposal	(327,378)
Realized Foreign exchange loss on disposal	(30,537)
Balance, May 31, 2023	$1,536,726

5. MINERAL PROPERTY

West Tonopah

On February 25, 2022, the Company staked 1,760 acres of unpatented mineral claims in Esmeralda County, Nevada for cash consideration of $10,500. During the nine month periods ended May 31, 2023 and 2022, the mineral exploration expense consisted of:

	May 31,	May 31,
	2023	2022
Drilling	$325,170	$20,924
Geologists	72,042	-
Sample Assays	15,918	8,572
Travel & Misc	16,621	3,091
Total Exploration	$429,751	$32,587

6. RESEARCH AND DEVELOPMENT

Clean Technologies

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to the hydrogen technology ("Hydrogen Technology"). By acquiring this Hydrogen Technology, the Company is currently researching the opportunity to create process gas that can be used in commercial, industrial and mining applications by splitting the hydrogen from water via electrolysis. The technology is still in the research and development phase and is not commercially feasible as at the period ended May 31, 2023.

Energy Management System ("EMS")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending EMS. The Company created a Joint Venture ("JV") with 51% controlling interest in CapNTrack to run the commercial and industrial operations related to the EMS. As at the period ended date of May 31, 2023, there have been no operations in the JV and only insurance costs have been incurred. The EMS is still in the research and development phase and it has not obtained commercial or operational feasibility as at the period end date of May 31, 2023.

The research and development expenses for the nine months ending May 31, 2023 and 2022 consisted of the following:

	May 31,	May 31,
	2023	2022
Clean Technologies	$98,722	$200,991
Energy Management Systems	3,702	489,667
Total Research and Development	$102,424	$690,658

7. RELATED PARTIES TRANSACTION

For the nine-month period ended May 31, 2023, the Company was party to the following related party transactions:

• The Company incurred $85,500 (May 31, 2022: $9,500) to the President of the Company in consulting fees.

• The amounts outstanding in accounts payable to the President of the Company as at May 31, 2023 is $17,159 (August 31, 2022 - $64,409).

• The Company incurred $15,000 (May 31, 2022: $0) to the CFO of the Company in consulting fees.

• The Company incurred $8,500 to a director of the Company in geological consulting services.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

8.      COMMON STOCK

At the Annual General Meeting held in March of 2023, the authorized share capital was increased from 200 million shares to 500 million shares.

During the nine months ended May 31, 2023, the Company issued 50,000 common shares for the exercise of warrants for $2,000 in cash.

As at May 31, 2023 the Company had 155,166,088 (August 31, 2022: 155,116,088) shares issued and outstanding.

As at May 31, 2023 the Company had 7,000,000 (August 31 2022 - 7,000,000) shares held in escrow, that are included in the total shares issued and outstanding. Escrow shares are scheduled to be released upon satisfaction of certain milestones relating to the Company's research and development agreements (Note 6).

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

During the nine months ended May 31, 2023 the Company did not issue any options.

During the nine-month period ended May 31, 2023, the Company recorded $0 (May 31, 2022 $55,877) as stock based compensation expenses. In addition, a total of 1,750,000 stock options expired without being exercised (May 31, 2022: 3,450,000).

A summary of the changes in stock options for the nine months ended May 31, 2023 is presented below:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value $
Balance, August 31, 2021	10,076,776	0.08
Issued	3,500,000	0.07
Expired	(3,450,000)	0.07
Exercised	(226,776)	0.04
Balance, August 31, 2022	9,900,000	0.08
Expired	(1,750,000)	0.06
Balance, May 31, 2023 (Outstanding & Exercisable)	8,150,000	0.09	3.16	-

The Company has the following options outstanding and exercisable as at May 31, 2023:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life (Years)
14-Dec-20	14-Dec-25	0.05	2,100,000	2.54
28-Jan-21	28-Jan-26	0.14	2,000,000	2.67
4-Feb-21	4-Feb-26	0.18	100,000	2.68
5-Feb-21	5-Feb-26	0.18	300,000	2.69
27-Apr-21	27-Apr-26	0.12	100,000	2.91
28-May-21	28-May-26	0.12	50,000	2.99
1-Sep-21	1-Sep-26	0.08	500,000	3.26
6-Dec-21	6-Dec-26	0.07	1,000,000	3.52
18-Aug-22	18-Aug-27	0.06	2,000,000	4.22
Balance outstanding and exercisable			8,150,000	3.16

Warrants

There were no warrants issued during the period ended May 31, 2023.

A summary of warrants as at May 31, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2021	9,716,869	$0.05
Issued	-	-
Forfeited	(1,952,500)	0.08
Exercised	(2,791,000)	0.05
Balance, August 31, 2022	4,973,369	$0.04
Issued	-	-
Expired	(4,923,369)	0.04
Exercised	(50,000)	0.04
Balance, May 31, 2023	-	$0.00

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

The Company has a rental agreement for a corporate office for CDN $1,111 per month plus GST expiring December 31, 2023. Rent expense for the three and nine months ended May 31, 2023, were $2,586 and $7,507, respectively.

11. SEGMENTED INFORMATION

The Company's operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has increased its reportable segments from one to three during the year ended August 31, 2022. The decision for this change was made keeping in mind the Company's strategic direction and the need to better report the results for each of the identified three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the period ended date of May 31, 2023.

Long term Assets	Amount
United States of America	$10,500
Balance May 31, 2023	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
May 31, 2023	$	$	$	$
Expenses	(429,751)	(102,424)	(477,698)	(1,009,873)
Other income (Note 4)	-	-	(281,292)	(281,292)
Segment Loss	(429,751)	(102,424)	(758,990)	(1,291,165)
Total Assets (Note 4, 5)	10,500	-	1,860,376	1,870,876

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2022	$10,500

August 31, 2022	Natural Resources	Technology	Corporate	Total
Expenses	$(212,348)	$(808,800)	$(545,087)	$1,566,235
Other income (expenses) (Note 4, 5, 6)	4,532,382	-	(991,740)	3,540,642
Segment income (loss)	$4,320,034	$(808,800)	$(1,536,827)	$1,974,407
Total Assets (Note 4, 5)	$10,500	$-	$3,203,141	$3,213,641

12. PREPAID EXPENSES AND DEPOSITS

The balance of Prepaid Expenses and Deposits consisted of the following:

	May 31,	August 31,
Prepaid Expenses & Deposits	2023	2022
Advertising	$6,000	$20,863
Clean Technology Expense	47,000	71,000
Consultants	14,000	24,540
Exploration costs	-	9,077
Filing fees	4,425	8,748
Office Expenses	6,134	5,079
Total Prepaid Expenses& Deposits	$77,559	$139,307

13.     NET INCOME (LOSS) PER COMMON SHARE

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(1,139,395)	$3,635,630	$(1,291,165)	$2,780,901
Net income (loss) - diluted	$(1,139,395)	$3,635,630	$(1,291,165)	$2,780,901

Denominator:
Weighted average common shares outstanding	155,166,088	155,116,088	155,135,136	149,600,199
Effect of dilutive shares	-	-	-	-
Diluted	155,166,088	155,116,088	155,135,136	149,600,199

Net income (loss) per common share:
Basic	$(0.01)	$0.02	$(0.01)	$0.02
Diluted	$(0.01)	$0.02	$(0.01)	$0.02

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

Mineral Property

West Tonopah Lithium

On February 25, 2022, the Company had 88 unpatented mineral lode claims in Esmeralda County, NV staked covering 1,760 acres of land administrated by the BLM. The property is in good standing until August 31, 2023. Estimated respective yearly holding fees to the BLM $14,520 and $1,068 to Esmeralda County NV.

Enertopia Claim name	State or Federal Agency	Claim number from	Claim number to
MS 1-88	BLM	NV 105296951	NV 105297038
MS 1-88	Esmeralda County, NV	230856	230943

The Company completed its maiden drill program in June 2022 and a second drill program in March 2023. Further information can be found at www.enertopia.com.

CLEAN TECHNOLOGY

The company continues to test off-the-shelf technology under the potential for lower capex scenarios in lithium extraction.

NON PROVISIONAL PATENTS

On January 12, 2023 the Company announced the filing of Non provisional patent #4, known as the EMS filed November 2, 2022. The EMS is a battery monitoring technology that helps to increase the life and health of monitored battery packs.

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

Research and Development

We have incurred $821,366 in research and development expenditures over the last two fiscal years and $102,424 during the nine months ended May 31, 2023.

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

Results of Operations - Three Months Ended May 31, 2023 and May 31, 2022

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2023, which are included herein.

Our operating results for the three months ended May 31, 2023 and May 31, 2022 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	May 31,	May 31,
	2023	2022	Change
Revenue	$-	$-	$-
General and administrative	31,168	16,759	(14,409)
Investor relations	12,812	10,049	(2,763)
Consulting fees	30,752	32,546	1,794
Fees and dues	39,651	23,804	(15,847)
Exploration expenses	421,716	22,254	(399,462)
Research and development	45,072	39,521	(5,551)
Professional fees	2,840	31,888	29,048
Other expenses (income)	555,384	(3,812,451)	(4,367,835)
Net loss	$1,139,395	$(3,635,630)	$(4,775,025)

Our financial statements report no revenue for the three months ended May 31, 2023, and May 31, 2022. Our financial statements report a net loss of $1,139,395 for the three-month period ended May 31, 2023, compared to a net income of $3,635,630 for the three-month period ended May 31, 2022. Our net loss increased by $4,775,025 for the three-month period ended May 31, 2023 primarily due to the drilling program included in exploration expenses for $325,170 and the decrease in other income of $4,367,835 from the prior period that included the gain from the sale of the mineral property of $4,532,382. Other income consisted of non-cash unrealized losses of $324,529 and foreign exchange loss of $5,705 on marketable securities, unrealized foreign exchange loss of $1,379 and realized losses on disposition of $204,637 and realized foreign exchange loss of $19,134 on marketable securities. Our operating costs were higher by $407,190 for May 31, 2023, compared to May 31, 2022. The increase was primarily due to drilling program performed during the period for $325,170.

Results of Operations - Nine Months Ended May 31, 2023 and May 31, 2022

Our operating results for the nine months ended May 31, 2023 and May 31, 2022 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	May 31,	May 31,
	2023	2022	Change
Revenue	$-	$-	$-
General and administrative	85,929	30,680	(55,249)
Investor relations	52,454	30,405	(22,049)
Consulting fees	132,496	180,052	47,556
Fees and dues	80,085	40,779	(39,306)
Exploration expenses	429,751	32,587	(397,164)
Research and development	102,424	690,658	588,234
Professional fees	126,734	70,415	(56,319)
Other expenses (income)	281,292	(3,856,477)	(4,137,769)
Net loss (income)	$1,291,165	$(2,780,901)	$(4,072,066)

Our financial statements report no revenue for the nine months ended May 31, 2023, and May 31, 2022. Our financial statements report a net loss of $1,291,165 for the nine-month period ended May 31, 2023, compared to a net income of $2,780,901 for the nine-month period ended May 31, 2022. Our net loss increased by $4,072,066 for the nine-month period ended May 31, 2023 primarily due to the decrease in R&D costs of $588,234 and the increase in other expenses of $4,137,769. The increase in other expenses was primarily due to the drilling program included in exploration expenses for $325,170 and the gain from the sale of the mineral property of $4,532,382 included in the prior period. Other expenses consisted of non-cash unrealized gain of $222,779 and foreign exchange loss of $142,420 on marketable securities, unrealized foreign exchange loss of $3,736 and realized losses on disposition of $327,378 and realized foreign exchange loss of $30,537 on marketable securities. Our operating costs were lower by $65,703 for May 31, 2023, compared to May 31, 2022. The decrease was due to decreases in consulting and R&D costs and increases in exploration costs compared to May 31, 2022.

As at May 31, 2023, we had $304,255 in current liabilities, which is lower by $53,600 when compared to current liabilities as at August 31, 2022. Our net cash used in operating activities for the nine months ended May 31, 2023 was $1,006,384 compared to $551,009 used in the nine months ended May 31, 2022.

Liquidity and Financial Condition

Working Capital	May 31,	August 31,
	2023	2022
Current assets	$1,860,376	$3,203,141
Current liabilities	304,255	357,855
Working capital	$1,556,121	$2,845,286

	May 31,	May 31,
Cash Flows	2023	2022
Cash flows (used in) operating activities	$(1,006,384)	$(551,009)
Cash flows from investing activities	629,469	1,099,564
Cash flows from financing activities	2,000	131,390
Net increase (decrease) in cash during year	$(374,915)	$679,945

Operating Activities

Net cash used in operating activities was $1,006,384 in the nine-months ended May 31, 2023 compared with net cash used in operating activities of $551,009 in the same period in 2022.

Investing Activities

Net cash provided by investing activities was $629,469 and $1,099,564 in the nine-months ended May 31, 2023 and 2022, respectively.

Financing Activities

Cash provided by financing activities in the nine months ended May 31, 2023 were $2,000 compared to cash provided by financing activities of $131,390 in the same period in 2022.

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

As of May 31, 2023, the end of the second quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Changes In Environmental Regulations May Have An Impact On Our Operations

We believe that we currently comply with existing environmental laws and regulations affecting our proposed operations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected the industry in the past and additional changes may occur in the future. The company is subject to the Bureau of Land Management ("BLM"), State and potentially other government agencies with respect to its lithium business.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2022 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2022, we had working capital of $2,845,286 (deficit of $5,841 as at August 31, 2021) and have incurred cumulative losses of $13,985,764 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

We are authorized to issue up to 500,000,000 shares. The board of directors of our company has the authority to cause us to issue additional shares, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

Other Risks

Trading on the OTCQB and CSE may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

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

We are authorized to issue up to 500,000,000 shares. The board of directors of our company has the authority to cause us to issue additional shares, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

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

Our constating documents authorize the issuance of 500,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors" interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
July 12, 2023

By:	/s/ "Allan Spissinger"
Allan Spissinger CPA, CA
Chief Financial Officer
July 12, 2023