Form 10-K
period 2023-08-31
Enertopia Corp.
filed 2023-11-29
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  August 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ]      No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X]      No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant has fi led a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report.  [  ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements.  [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2023 [147, 611,088] was $7,528,155 based on a $0.051 closing price for the Common Stock on February 28, 2023. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

155,166,088 common shares as of November 29, 2023

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

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

The Company controls 88 unpatented mineral lode claims in Esmeralda County, NV staked covering 1,760 acres of land administrated by the BLM on February 25, 2022. The Company has been focused on using modern technology on extracting lithium and verifying or sourcing other intellectual property in the EV & green technology sectors in developing environmental solutions. In May and August 2023, it announced three non-provisional patents applicable to the above sectors.

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

On January 9, 2023, the Company's shares began trading on the Canadian Securities Exchange ("CSE") under the trading symbol ENRT.

On March 22, 2023, the Company held its 2023 annual meeting of stockholders At the Annual Meeting, the Company's stockholders voted on (1) the election of the following individuals to the board of directors: Robert McAllister, Kevin Brown, John Nelson; (2) the ratification of the appointment of Davidson & Company LLP ("Davidson & Company") as the Company's independent registered public accounting firm for the year ending August 31, 2023; (3) approval of the increase in the Company's authorized share capital to 500,000,000 shares of common stock; (4) advisory vote on executive compensation; and (5) approval of the Company's 2023 stock option plan. All proposals were approved.

Chronological Overview of our Business over the Last Five Years

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

On April 2, 2020 the Company announced its maiden 43-101 Lithium resource report. The project this report referenced was sold on May 5, 2022 for $1,050,000 in cash and 3,000,000 shares of Cypress Development Corp (renamed to Century Lithium).

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

During May of 2022, the Company began filing two provisional patents in the Clean Technology segment of our business with 2 more filings occurring during May and August of 2022 for a total of four filings.

Our Current Business

Enertopia is engaged in the business of Lithium exploration at their Nevada claims, along with performing research and development and holding intellectual property & non provisional pending patents in the green technology space.

Mineral Property

West Tonopah Lithium

On February 25, 2022, the Company had 88 unpatented mineral lode claims in Esmeralda County, NV staked covering 1,760 acres of land administrated by the BLM. The property is in good standing until September 3, 2024. Estimated respective yearly holding fees to the BLM $14,520 and $1,068 to Esmeralda County NV.

Enertopia Claim name	State or Federal Agency	Claim number from	Claim number to
MS 1-88	BLM	NV 105296951	NV 105297038
MS 1-88	Esmeralda County, NV	230856	230943

Company completed its maiden drill program in June 2022, second phase drill program April 2023 and has a pending 43-101 Technical Resource report pending publication. Further information can be found at www.enertopia.com.

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

On November 4, 2021, the Company announced the provisional patent filing known as Energy Management System, this was subsequently filed as a non-provisional patent on November 2, 2022, and is undergoing USPTO review.

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

The Company has a consulting agreement with the CFO of the Company Mr. Allan Spissinger for corporate administration and consulting services for $7,500 per quarter plus goods and services tax ("GST") on a continuing basis.

We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed.

Research and Development

We have incurred $965,361 in research and development expenditures over the last two fiscal years.

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

There is an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the year ended August 31, 2023 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the year ended August 31, 2023, we have incurred cumulative losses of $14,526,485 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

Our common stock is quoted on the OTCQB electronic quotation service operated by OTC Markets Group Inc. and on the CSE (Canadian Stock Exchange) a recognized Stock Exchange. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling shares.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board and the OTCQB quotation service and on the CSE under the symbol "ENRT." Our CUSIP number is 29277Q 107.

The following quotations reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock on the OTCQB quotation service and Over-the-Counter Bulletin Board for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2023	$0.031	$0.015
May 2023	$0.05	$0.022
February 2023	$0.057	$0.02
November 2022	$0.05	$0.026

Quarter Ended(1)	High	Low
August 2022	$0.062	$0.031
May 2022	$0.05	$0.034
February 2022	$0.05	$0.033
November 2021	$0.085	$0.051

(1) The quotations above were obtained from Stockwatch.com, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 22, 2023, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.0161. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

The high and low bid prices (given in Canadian Dollars) of our common stock on the Canadian Securities Exchange for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2023	$0.045	$0.010
May 2023	$0.08	$0.035
February 2023	$0.09	$0.040
November 2022	N/A	N/A
August 2022	N/A	N/A
May 2022	N/A	N/A
February 2022	N/A	N/A
November 2021	N/A	N/A

(1) The quotations above were obtained from TD Waterhouse Investor Services and/or stockwatch.com, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Before January 9, 2023 the company's shares were not trading on the CSE.

As of September 6, 2023, there were3,448 holders of record of our common stock. As of November 29, 2023, 155,166,088 common shares were issued and outstanding.

Our common shares are issued in registered form. Nevada Agency and Trust Company is the registered agent, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623).

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On February 16, 2023 the Company issued 50,000 common shares as a result of the exercise of stock warrants exercised at $0.04 per common share.

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

As at the date of the annual report, there were no stock options exercised except for those disclosed in the regulatory filings and in the notes to the consolidated financial statements.

2023 Stock Option Plan

On March 22, 2023, the shareholders approved and adopted at the Annual General Meeting the Company's 2023 Stock Option Plan. The purpose of these Plan is to advance the interests of the Corporation, through the grant of Options, by providing an incentive mechanism to foster the interest of eligible persons in the success of the Corporation and its affiliates; encouraging eligible persons to remain with the Corporation or its affiliates; and attracting new Directors, Officers, Employees and Consultants.

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

The aggregate number of Common Shares that may be reserved, allotted and issued pursuant to Options shall not exceed 31,000,000 shares of common stock, less the aggregate number of shares of common stock then reserved for issuance pursuant to any other share compensation arrangement. For greater certainty, if an Option is surrendered, terminated or expires without being exercised, the Common Shares reserved for issuance pursuant to such Option shall be available for new Options granted under this Plan.

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

As at the date of the annual report, there were no stock options exercised except for those disclosed in the regulatory filings and in the notes to the consolidated financial statements.

Equity Compensation Plan Information
Plan category Equity compensation plans approved by Security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2014 Stock Option Plan approved by security holders	9,900,000	$0.08	3,801,612
2023 Stock Option Plan approved by security holders	31,000,000	$0.08	21,100,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2023.

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

Plan of Operation

During the next twelve month period (beginning September 1, 2023), we intend to:

• identify and secure sources of equity and/or debt financing for property payments;

• identify and secure sources of equity and/or debt financing for resource acquisitions;

• identify and secure sources of equity and/or debt financing for continued testing for Lithium technology

• identify and secure sources of equity and/or debt financing for clean technology acquisitions;

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2023
Expense	Amount ($)
Mineral Costs	16,000
Bench Tests for Lithium Technology	60,000
Resource Acquisitions and or Drilling	60,000
Management Consulting Fees	180,000
Technology Acquisition and Development	120,000
Professional fees	75,000
Rent	12,000
Other general administrative expenses	125,000
Total	$648,000

As at the date of this annual report, we do not have sufficient cash on hand to finance our entire potential and estimated $648,000 cash obligation to the proposed spending for the 12 months beginning September 1, 2023. Based on our current cash position of $263,651 we anticipate that we will require approximately $384,349 in additional cash to execute our business plan. In the event that we are unable raise sufficient cash we intend to reduce our planned expenditures to accommodate our means with a view toward prioritizing revenue generating activity and fulfilling our public reporting obligations. As at the date of this registration statement we have no financing arrangements in place.

Results of Operations for our Years Ended August 31, 2023 and 2022

Our net income (loss) and comprehensive income (loss) for our year ended August 31, 2023, for our year ended August 31, 2022 and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	August 31,	August 31,
	2023	2022	Change
Revenue	$-	$-	$-
General and administrative	110,783	65,931	(44,851)
Investor relations	63,293	47,917	(15,376)
Consulting fees	181,258	262,880	81,622
Fees and dues	89,733	57,332	(32,401)
Exploration expenses	464,665	212,348	(252,317)
Research and development	156,561	808,800	652,239
Professional fees	158,286	111,027	(47,259)
Other expense (income)	607,593	(3,540,642)	(4,148,236)
Net loss (income)	$1,832,178	$(1,974,407)	$(3,806,585)

Our consolidated financial statements report no revenue for the years ended August 31, 2023, and August 31, 2022. Our consolidated financial statements report a net loss of $1,832,178 for the year ended August 31, 2023, compared to a net income of $1,974,407 for the year ended August 31, 2022. Our net income has decreased by $3,806,585 for the year ended August 31, 2023, primarily due to the decrease in Other expense (income). Our operating costs were lower by $341,651 for August 31, 2023, compared to August 31, 2022, primarily due to increase costs of our drilling program of $325,170 offset by reduced research and development technology costs of $156,561 compared to $808,800 in the prior year). The increase of exploration costs by $252,317 is primarily due to the exploration drilling activities of the Company in our West Tonopah property. Other expense (income) for the year ended August 31, 2023 primarily consisted of realized losses and realized foreign exchange losses on the sale of marketable securities of $564,346 and $41,735, compared to unrealized losses and unrealized foreign exchange losses on marketable securities of $923,533 and $62,388, respectively, and a gain on the sale of a mineral property of $4,532,382 in the prior year.

Liquidity and Financial Condition

Working Capital	August 31,	August 31,
	2023	2022
Current assets	$1,347,708	$3,203,141
Current liabilities	332,600	357,855
Working capital	$1,015,108	$2,845,286

	August 31,	August 31,
Cash Flows	2023	2022
Cash flows used in operating activities	$(1,212,225)	$(970,033)
Cash flows from investing activities	854,599	1,099,564
Cash flows from financing activities	2,000	131,390
Net (decrease) increase in cash during year	$(355,626)	$260,921

Operating Activities

Net cash used in operating activities was $1,212,225 for the year ended August 31, 2023 compared with cash used in operating activities of $970,033 in 2022. The increase in net cash used in operating activities is due to the overall increase in cost as described above.

Investing Activities

Net cash provided in investing activities was $854,599 for the year ended August 31, 2023 compared to $1,099,564 in the same period in 2022. During the year ended August 31, 2023, the net cash was provided by the sale of the Century Lithium stock compared to the prior year being the result of the sale of Clayton Valley, Nevada claims.

Financing Activities

Net cash provided in financing activities was $2,000 for the year ended August 31, 2023, compared to $131,390 in the same period in 2022.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had a working capital of $1,015,108 as at August 31, 2023 (2022 - $2,845,286). As at August 31, 2023, the Company has incurred cumulative losses of $14,526,485. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our Company's ability to continue as a going concern. Management's plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is exceptionally difficult.

The Company's consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our consolidated financial statements.

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

Going Concern

We have suffered recurring losses from operations. The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and/or raising additional capital. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Enertopia Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enertopia Corp. (the "Company") as of August 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency), and cash flows for the years ended August 31, 2023 and 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended August 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate

Except for the matter described in the Going Concern section, we have determined that there are no other critical audit matters to communicate in our auditor’s report.

We have served as the Company's auditor since 2017.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

November 29, 2023

731

ENERTOPIA CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	August 31,	August 31,
	2023	2022
ASSETS
Current
Cash and cash equivalents (Note 3)	$259,581	$615,207
Marketable securities (Note 4)	989,307	2,443,750
Accounts receivable	9,482	4,877
Prepaid expenses and deposit (Note 11)	89,338	139,307
Total Current Assets	1,347,708	3,203,141

Non-current assets, net
Mineral property (Note 5)	10,500	10,500
TOTAL ASSETS	$1,358,208	$3,213,641

LIABILITIES
Current
Accounts payable and accrued liabilities	$315,404	$293,446
Due to related party (Note 7)	17,196	64,409
Total Liabilities	332,600	357,855

STOCKHOLDERS' EQUITY
Share Capital (Note 8)
Authorized:
500,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
155,166,088 common shares at August 31, 2023 and 155,116,088 at August 31, 2022	155,167	155,117
Additional paid-in capital (Note 9)	15,397,607	15,395,657

Deficit	(14,526,485)	(12,694,988)
Equity attributable to shareholders of the Company	1,026,289	2,855,786

Non-controlling interest	(681)	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,358,208	$3,213,641

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS' EQUITY(DEFICIT)
Balance, August 31, 2021	139,211,700	$139,213	$14,524,341	$(14,669,395)	$-	$(5,841)
Warrants exercised	2,791,000	2,791	128,599	-	-	131,390
Stock options granted	-	-	163,130	-	-	163,130
Shares issued for hydrogen technology	2,000,000	2,000	98,400	-	-	100,400
Shares issued for investment in batter management technology	10,000,000	10,000	440,000	-	-	450,000
Shares issued for services	1,000,000	1,000	41,300	-	-	42,300
Stock options exercised	113,388	113	(113)	-	-	-
Comprehensive income	-	-	-	1,974,407	-	1,974,407
Balance, August 31, 2022	155,116,088	$155,117	$15,395,657	$(12,694,988)	$-	$2,855,786
Warrants issued for cash	50,000	50	1,950	-	-	2,000
Non controlling interest	-	-	-	-	(681)	(681)
Comprehensive loss	-	-	-	(1,831,497)	-	(1,831,497)
Balance, August 31, 2023	155,166,088	$155,167	$15,397,607	$(14,526,485)	$(681)	$1,025,608

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. Dollars)

	YEARS ENDED
	August 31,	August 31,
	2023	2022
Expenses
Accounting and audit	$60,057	$43,770
Consulting (Note 7)	181,258	262,880
Fees and dues	89,733	57,332
Investor relations	63,293	47,917
Legal and professional	98,229	67,257
Office and miscellaneous	110,789	65,931
Mineral exploration costs (Note 5)	464,665	212,348
Research and development (Note 6)	156,561	808,800
Total expenses	1,224,585	1,566,235

Loss for the period before other items	(1, 224,585)	(1,566,235)

Other income (expense)
Foreign exchange gain (loss)	(7,749)	1,822
Realized loss on marketable securities	(564,346)	(7,641)
Realized foreign exchange loss on marketable securities	(41,735)	-
Unrealized gain (loss) on marketable securities	136,681	(923,533)
Unrealized foreign exchange loss on marketable securities	(130,444)	(62,388)
Gain from mineral property sale (Note 5)	-	4,532,382
Net income (loss) and comprehensive income (loss) for the year	(1,832,178)	1,974,407

Net income (loss) and comprehensive income (loss) attributable to:
Common shareholders	(1,831,497)	1,974,407
Non controlling interest	(681)	-

Basic and diluted income (loss) per share
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
Weighted average number of common shares outstanding
Basic	155,142,937	150,994,325
Diluted	164,242,937	151,955,536

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	YEARS ENDED
	August 31,	August 31,
	2023	2022

Cash flows used in operating activities
Net Income (Loss)	$(1,832,178)	$1,974,407
Changes to reconcile net loss to net cash used in operating activities
Shares issued for consulting	-	42,300
Shares issued for battery management system	-	450,000
Shares issued for hydrogen technology	-	100,400
Stock based compensation	-	163,130
Income from mineral property sale	-	(4,532,382)
Unrealized (gain) loss on marketable securities	(136,681)	985,921
Unrealized foreign exchange loss on marketable securities	130,444	-
Loss on disposal of marketable securities	564,346	7,641
Foreign exchange loss on disposal of marketable securities	41,735	-
Change in non-cash working capital items:
Accounts receivable	(4,605)	(325)
Prepaid expenses and deposits	49,969	(98,044)
Accounts payable and accrued liabilities	21,958	(15,831)
Due to related parties	(47,213)	(47,250)
Net cash used in operating activities	$(1,212,225)	$(970,033)

Cash flows from investing activities
Proceeds from sale of marketable securities	854,599	10,064
Proceeds from sale of royalty grant	-	1,100,000
Staking of mineral property	-	(10,500)
Net cash used in investing activities	$854,599	$1,099,564

Cash flows from financing activities
Net proceeds from warrants exercised	2,000	131,390
Net cash from financing Activities	$2,000	$131,390

Decrease in cash and cash equivalents	(355,626)	260,921
Cash and cash equivalents at beginning of the year	615,207	354,286
Cash and cash equivalents at end of the year	$259,581	$615,207

Supplemental information of cash flows:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2023
(Expressed in U.S. Dollars)

1. ORGANIZATION

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company is an independent natural resource company engaged in the exploration, development, and acquisition of natural resources in the United States. The Company is exploring the West Tonopah Lithium Project ("West Tonopah") in the Big Smokey Valley, Nevada. The Company is also developing various renewable energy technologies. The Company's office is located in Kelowna, B.C., Canada.

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital of $1,015,108 as at August 31, 2023 (2022 - $2,845,286). As at August 31, 2023 the Company has incurred cumulative losses of $14,526,485 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

3. SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

b. Basis of Consolidation

The financial statements have been prepared on a consolidated basis with those of the Company's 51% owned subsidiary, CapNTrack Inc. All intercompany transactions and balances have been eliminated.

c. Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of August 31, 2023 and 2022, cash and cash equivalents consisted of the following:

	August 31,	August 31,
	2023	2022
Cash	$218,081	$615,207
Money market funds	41,500	-
	$259,581	$615,207

d. Mineral Properties

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

e. Stock-Based Compensation

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

f. Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S GAAP requires us to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the Company's accounting policies require us to make subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. Although we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates used by the Company are reasonably likely to occur from time to time, which may have a material effect on the presentation of financial condition and results of operations.

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

g. Earnings Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC 220 "Earnings Per Share". Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and warrants.

h. Foreign Currency Translations

The Company's operations are located in the United States of America and has its office in Canada. The Company and its subsidiary CapNTrack maintain their accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense that was acquired or incurred in a foreign currency is translated into U.S. dollars by the using of the exchange rate in effect at that date. At the year end, monetary assets and liabilities are translated at the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

i. Financial Instruments

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

j. Income Taxes

The Company has adopted ASC 740, "Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

k. Long-Lived Assets Impairment

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

L. Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, "Asset Retirement and Environmental Obligations". ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company does not believe it has any asset retirement obligation as of August 31, 2023 and 2022.

M. Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Deficiency. Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners.

n. Concentration of credit risk

The Company places its cash with high credit quality financial institutions.

o. Commitments and Contingencies

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

p. Research and Development

Research and development costs are expensed as incurred.

q. Comparative Information

The Company reclassified certain balances related to operations in the comparative period to conform with the current presentation. There has been no impact on net loss, comprehensive loss, or net assets as a result of the changes.

4. MARKETABLE SECURITIES

On May 4, 2022 ("Closing Date"), the Company announced the sale of its Clayton Valley unpatented mining claims to Cypress Development Corporation ("Cypress") and as a result of this transaction received 3,000,000 shares of Cypress along with $1,100,000 in cash. During January 2023 Cypress underwent a name change to Century Lithium Corp ("Century"). The 3,000,000 shares were initially restricted for trade, as of August 31, 2023 all shares are tradable. Marketable securities as at August 31, 2023 consist of the Company's investment in 3,000,000 shares of Century of which a total of 1,140,200 were sold during the year ended August 31, 2023 (2022 - 0 shares sold) leaving 1,859,800 shares. An additional 6,000 share sales were pending that were settled after the year end.

As at August 31, 2023, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2021	$14,994
Additions[1]	3,432,382
Unrealized loss	(923,533)
Unrealized foreign exchange loss	(62,388)
Proceeds from disposal	(10,064)
Loss on disposal	(7,641)
Balance, August 31, 2022	$2,443,750
Additions	-
Unrealized gain (loss)	136,681
Unrealized foreign exchange gain (loss)	(130,444)
Proceeds from disposal	(854,599)
Realized loss on disposal	(564,346)
Realized Foreign exchange loss on disposal	(41,735)
Balance, August 31, 2023	$989,307

1 Company recorded the 3,000,000 shares received from Cypress on May 4, 2022 as an investment and valued the investment using the closing rate of CAD1.63 per share and a discount rate of 10% due to restrictions on trading. All trading restrictions ended during the year ended August 31, 2023.

5. MINERAL PROPERTY

West Tonopah

On February 25, 2022, the Company staked 1,760 acres of unpatented mineral claims in Esmeralda County, Nevada for cash consideration of $10,500. During the years ended August 31, 2023 and 2022, the mineral exploration expense consisted of:

	August 31,	August 31,
	2023	2022
Drilling	$325,170	$125,154
Geologists	77,379	56,999
Sample Assays	31,441	8,572
Travel & Misc	30,675	21,623
Total Exploration	$464,665	$212,348

Disposed of Property

Clayton Valley

During the year ended August 31, 2017 the Company staked lode and placer claims on Bureau of Land Management lands in Esmerelda County Nevada covering approximately 160 Acres with a 100% interest in the lands. In February of 2020 the Company signed a 1% Royalty agreement in exchange for $200,000. In October of 2020 the Company signed a 1% Royalty agreement in exchange for $250,000. On May 4, 2022, the Company closed the Clayton Valley property sale and disposed of the unpatented mining claims for consideration consisting of $1,100,000 in cash and 3,000,000 shares of Cypress Development Corp (Note 4, 5), renamed Century Lithium Corp. The royalty liabilities from the project were fully transferred to Century Lithium Corp.

6. RESEARCH AND DEVELOPMENT

Clean Technologies

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to the hydrogen technology ("Hydrogen Technology"). By acquiring this Hydrogen Technology, the Company is currently researching the opportunity to create process gas that can be used in commercial, industrial and mining applications by splitting the hydrogen from water via electrolysis. The technology is still in the research and development phase and is not commercially feasible as at the year ended August 31, 2023.

Energy Management System ("EMS")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending EMS. The Company created a Joint Venture ("JV") with 51% controlling interest in CapNTrack to run the commercial and industrial operations related to the EMS. As at the period ended date of August 31, 2023, there have been no operations in the JV and only insurance costs have been incurred. The EMS is still in the research and development phase and it has not obtained commercial or operational feasibility as at the year end date of August 31, 2023.

The research and development expenses for the years ending August 31, 2023 and 2022 consisted of the following:

	August 31,	August 31,
	2023	2022
Clean Technologies	$152,913	$319,133
Energy Management Systems	3,648	489,667
Total Research and Development	$156,561	$808,800

7. RELATED PARTY TRANSACTIONS

For the year ended August 31, 2023, the Company was party to the following related party transactions with key management personnel, which consists of the President and Chief Financial Officer of the Company and its Directors:

  Incurred $114,000 (2022 - $38,000) to the President of the Company in consulting fees. As at August 31, 2023, the accounts payable to the President of the Company was $17,196, of which $17,159 were accrued wages (2022: $64,409). On December 6, 2021 the Company issued 250,000 stock options valued at $12,205 to the President of the Company (Note 9).
  Incurred $20,000 (2022 - $769) to the Chief Financial Officer of the Company in consulting fees. As at August 31, 2023, the accounts payable to the Chief Financial Officer of the Company was $0 (2022: $0). On August 18, 2022, the Company issued 1,000,000 stock options valued at $40,543 to the Chief Financial Officer of the Company (Note 9).
  The Company incurred $13,500 to a director of the Company in geological consulting services.
  On August 18, 2022 the Company issued a total of 1,000,000 stock options valued at $40,543 to two Directors of the Company.

8. COMMON STOCK

At the Annual General Meeting held in March of 2023, the authorized share capital was increased from 200 million shares to 500 million shares.

During the year ended August 31, 2022 the Company issued 113,388 common shares as a result of the exercise of stock options and 2,791,000 common shares as a result of the exercise of warrants (Note 9).

On December 6, 2021 the Company issued 1,000,000 common shares and an additional 1,000,000 common shares in escrow in connection with the purchase of Hydrogen Technology (Note 6).

On December 17, 2021 the Company issued 5,000,000 common shares and an additional 5,000,000 common shares in escrow in connection with the purchase of JV (Note 6).

On February 25, 2022, the Company issued 1,000,000 shares to one consultant of the Company.

On February 22, 2023 the Company issued 50,000 shares on the exercise of 50,000 warrants at $0.04 per warrant (Note 9).

As at August 31, 2023 the Company had 155,166,088 shares issued and outstanding (2022 - 155,116,088).

As at August 31, 2023 the Company had 7,000,000 (2022 - 7,000,000) shares held in escrow in connection with the purchase of Clean energy pending patent approvals.

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

On August 18, 2022, the Company issued 2,000,000 stock options with an exercise price of $0.06 vesting immediately, expiring August 18, 2027. 1,000,000 to the Chief Financial Officer and 500,000 each to two Directors of the Company (Note 7).

During the year ended August 31, 2023, the Company did not issue any options.

The fair value of the options granted during the year ended August 31, 2022 was estimated on the date of the grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

2022
Expected dividend yield	0.00%
Expected stock volatility	202%
Risk-free interest rate	2.26%
Expected life of options (years)	5.00
Expected forfeiture rate	0.00%
Grant date fair value per option	$0.05

During the year ended August 31, 2023, the Company recorded $0 (August 31, 2022 $163,130) as stock-based compensation expense. During the year ended August 31, 2023 no options were exercised and 1,750,000 options expired unexercised. During the year ended August 31, 2022, 113,388 common shares were issued as a result of the exercise of 226,776 cashless stock options and a total of 3,450,000 stock options expired without being exercised.

A summary of the changes in stock options is presented below:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)
Balance, August 31, 2021	10,076,776	0.08
Issued	3,500,000	0.07
Expired	(3,450,000)	0.07
Exercised	(226,776)	0.04
Balance, August 31, 2022	9,900,000	0.08
Expired	(1,750,000)	0.06
Balance, August 31, 2023 (Outstanding & Exercisable)	8,150,000	0.09	2.91

The Company has the following options outstanding and exercisable as at August 31, 2023:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life (Years)
December 14, 2020	December 14, 2025	0.05	2,100,000	2.29
January 28, 2021	January 28, 2026	0.14	2,000,000	2.41
February 4, 2021	February 4, 2026	0.18	100,000	2.43
February 5, 2021	February 5, 2026	0.18	300,000	2.44
April 27, 2021	April 27, 2026	0.12	100,000	2.66
May 28, 2021	May 28, 2026	0.12	50,000	2.74
September 1, 2021	September 1, 2026	0.08	500,000	3.01
December 6, 2021	December 6, 2026	0.07	1,000,000	3.27
August 18, 2022	August 18, 2027	0.06	2,000,000	3.97
Balance outstanding and exercisable			8,150,000	2.91

*As at August 31, 2023 the market price of the Company's common shares was $0.021 per share. The intrinsic value of the stock options was $0.

Warrants

There were no warrants issued during the years ended August 31, 2023 and 2022.

During the year ended August 31, 2023, 50,000 warrants were exercised for $2,000, and 4,923,369 warrants expired unexercised.

A summary of warrants as at August 31, 2023 and August 31, 2022 is as follows:

		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2021	9,716,869	$0.05
Forfeited	(1,952,500)	0.08
Exercised	(2,91,000)	0.05
Balance, August 31, 2022	4,973,369	$0.04
Forfeited	(4,923,369)	0.04
Exercised	(50,000)	0.04
Balance, August 31, 2023	-	$-

10. COMMITMENTS

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $9,500 per month plus goods and services tax ("GST") on a continuing basis.

The Company has a consulting agreement with the CFO of the Company for corporate administration and consulting services for $5,000 per quarter plus goods and services tax ("GST") on a continuing basis, increasing to $7,500 per quarter plus GST beginning September 1, 2023.

The Company has a rental agreement for a corporate office for CAD$1,155 per month plus GST. The agreement expires December 31, 2023.

11.   PREPAID EXPENSES AND DEPOSITS

The balance of Prepaid Expenses and Deposits consisted of the following:

	August 31,	August 31,
Prepaid Expenses & Deposits	2023	2022
Advertising	$13,593	$20,863
Clean Technology Expense	5,400	71,000
Consultants	8,000	24,540
Exploration costs	28,400	9,077
Filing fees	-	8,748
Insurance	33,915	-
Office Expenses	30	5,079
Total Prepaid Expenses& Deposits	$89,338	$139,307

12. INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory income tax rates to income tax benefit at the Company's effective tax rates at August 31, 2023 and 2022:

	August 31,	August 31,
	2023	2022
Income (loss) before taxes	$(1,832,178)	$1,974,407
Statutory tax rate	21%	21.00%
Expected income tax expense (recovery)	(384,757)	414,625
Non-deductible items	1,428	34,257
Change in enacted rates and other	422,502	(26,649)
Change in valuation allowance	(39,173)	(422,234)
Income tax expense (recovery)	$-	$-

Deferred taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at August 31, 2023 and 2022 are comprised of the following:

	August 31, 2023	August 31, 2022
Net operating loss carry forwards	$2,734,816	$2,154,456
Intangible assets	29,590	-
Marketable securities	206,303	207,613
Mineral property	25,465	64,364
Capital loss carry forwards	1,605	4,526
	2,997,779	2,430,960
Valuation allowance	2,977,779	2,430,960
Deferred tax assets (liabilities)	$-	$-

The Company has net operating loss carry forwards of approximately $12,651,469 (2022 - $10,259,316) a portion of which may be carried forward up to 20 years to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years. Future tax assets have not been recognized because it is not probable that future taxable profit will be available against which the Company can utilize the benefits therefrom.

13. SEGMENTED INFORMATION

The Company's operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has increased its reportable segments from one to three during the year ended August 31, 2022. The decision for this change was made keeping in mind the Company's strategic direction and the need to better report the results for each of the identified three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the year ended date of August 31, 2023.

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2023	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2023	$	$	$	$
Expenses	(464,665)	(156,561)	(603,359)	(1,224,585)
Other income (Note 4)	-	-	(607,593)	(607,593)
Segment Loss	(464,665)	(156,561)	(1,210,952)	(1,832,178)
Total Assets (Note 4, 5)	10,500	-	1,347,708	1,358,208

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2022	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2022	$	$	$	$
Expenses	(212,348)	(808,800)	(545,087)	(1,566,235)
Other income (Note 4, 5, 6)	4,532,382	-	(991,740)	3,540,642
Segment Income (Loss)	4,320,034	(808,800)	(1,536,827)	1,974,407
Total Assets (Note 4, 5)	10,500	-	3,203,141	3,213,641

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were issued. Based on our evaluation the are no material events have occurred that require disclosure.

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

As of August 31, 2023, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2023, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

On August 16, 2022, Allan Spissinger replaced Robert McAllister as the chief financial officer of the Company. There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President, Chief Executive Officer, and Director	63	November 2007 April 14, 2008
Allan Spissinger	Chief Financial Officer and Director	54	August 16, 2022
Kevin Brown	Director	58	August 18, 2022
John Nelson	Director	64	August 18, 2022

Note Robert McAllister resigned from the position of interim Chief Financial Officer on August 16, 2022

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

Kevin Brown, Director

Mr. Brown brings over 18 years of diversified financial and business management experience in private companies, covering the high-tech, mining, and the health and wellness industries.

John Nelson, Director

Mr. Nelson has over 38 years of resource industry experience in geology and geophysics. He served as an exploration geologist and project manager in numerous worldwide frontier areas for Mobil Oil Corp before moving to Canada in 1993. Mr Nelson has been a founder, Director and senior officer of a number of private and public companies related to oil and gas and mineral exploration. He holds B.Sc. and M.Sc. Degree's in geology from Michigan State University and is a member of AAPG and current APEGGA member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2023, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2023. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2023, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2023 and 2022; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2023 and 2022 who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert McAllister(1) President and Director	2023 2022	114,000 38,000	- -	- -	- 250,000	- -	- -	- -	114,000 38,000
Allan Spissinger(2) CFO	2023 2022	20,000 796	- -	- -	- 1,000,000	- -	- -	- -	20,000 796
John Nelson(3) Director	2023 2022	- -	- -	- -	- 500,000	- -	- -	13,500 -	13,500 -
Kevin Brown(4) Director	2023 2022	- -	- -	- -	- 500,000	- -	- -	- -	- -

(1) On November 30, 2007, Mr. McAllister was appointed as our President and on April 14, 2008 he was appointed as a director. On July 31, 2017, Mr. McAllister was appointed interim CFO. Mr. McAllister voluntarily suspended and terminated accrual of these consulting fees commencing on December 1, 2019 and continuing until such time as the Company's financial condition permits a resumption of such cost. On May 1, 2022, the Company entered into a consulting agreement with President of the Company for $9,500 per month plus goods and services tax ("GST") on a continuing basis. On August 16th, 2022 Mr. McAllister resigned from the interim CFO position.

(2) On August 16, 2022, Mr. Spissinger was appointed as our CFO.

(3) On August 18, 2022, Mr. Nelson was appointed as a director.
(4) On August 18, 2022, Mr. Brown was appointed as a director.

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

On August 16, 2022, a consulting contract was entered into with remuneration set at $5,000 per quarter plus GST was entered into with Mr. Spissinger. The contract has been updated to $7,500 per quarter plus GST beginning September 1 2023.

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

On August 18, 2022, the Company issued 2,000,000 stock options with an exercise price of $0.06 vesting immediately, expiring August 18, 2027. 1,000,000 to the Chief Financial Officer and 500,000 each to two directors of the Company (Note 9).

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert McAllister	500,000 250,000	-	-	$0.05 $0.07	2025/12/14 2026/12/06	-	-	-	-
Allan Spissinger	1,000,000	-	-	$0.06	2027/08/18	-	-	-	-
Kevin Brown	500,000	-	-	$0.06	2027/08/18	-	-	-	-
John Nelson	500,000	-	-	$0.06	2027/08/18	-	-	-	-

Option Exercises

During our fiscal year ended August 31, 2023, a total of 0 (August 31, 2022 - 226,776) stock options were exercised.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 29, 2023, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert McAllister Kelowna, British Columbia, Canada	7,755,000(1)	5.00%
Allan Spissinger Langley, British Columbia, Canada	1,000,000(2)	0.64%
Kevin Brown Kelowna, British Columbia, Canada	800,000(3)	0.52%
John Nelson Calgary, Alberta, Canada	750,000(4)	0.48%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 28, 2022. As of November 28, 2022, there were 155,116,088 shares of our company's common stock issued and outstanding.

(1)	Includes:
	1.	500,000 Options which are exercisable at $0.05 into common shares;
	2.	250,000 Options which are exercisable at $0.07 into common shares; and
	3.	7,005,000 common shares.
(2)	Includes:
	1.	1,000,000 Options which are exercisable at $0.06 into common shares;
(3)	Includes:
	1.	500,000 Options which are exercisable at $0.06 into common shares; and
	2.	300,000 common shares.

(4)	Includes:
	1.	500,000 Options which are exercisable at $0.06 into common shares; and
	2.	250,000 common shares.

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

For the year ended August 31, 2023, the Company was party to the following related party transactions:

  Incurred $114,000 (2022 - $38,000) to the President of the Company in consulting fees. As at August 31, 2023, the accounts payable to the President of the Company was $17,196, of which $17,159 were accrued wages (2022: $64,409). On December 6, 2021 the Company issued 250,000 stock options valued at $12,205 to the President of the Company (Note 9).
  Incurred $20,000 (2022 - $769) to the Chief Financial Officer of the Company in consulting fees. As at August 31, 2023, the accounts payable to the Chief Financial Officer of the Company was $0 (2022: $0). On August 18, 2022, the Company issued 1,000,000 stock options valued at $40,543 to the Chief Financial Officer of the Company (Note 9).
  The Company incurred $13,500 to a director of the Company in geological consulting services.
  On August 18, 2022, the Company issued a total of 1,000,000 stock options valued at $40,543 to two directors of the Company.

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

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting.

We do not have a standing compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2023 and for fiscal year ended August 31, 2022 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	August 31,	August 31,
	2023	2022
Audit Fees	37,234	31,354
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	37,234	31,354

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Davidson & Company LLP for fiscal year ended August 31, 2023.

Audit related Fees. There were no audit related fees paid to Davidson & Company LLP for the fiscal year ended August 31, 2023 or for the fiscal year ended August 31, 2022.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2023 and August 31, 2022, we did not use Davidson & Company LLP for non-audit professional services or preparation of corporate tax returns.

We do not use Davidson & Company LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the consolidated financial statements or generates information that is significant to our consolidated financial statements, are provided internally or by other service providers. We do not engage Davidson & Company LLP to provide compliance outsourcing services.

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
Date: November 29, 2023.

By: /s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 29, 2023.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 29, 2023.

By: /s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 29, 2023.