Form 10-Q
period 2023-11-30
Enertopia Corp.
filed 2024-01-11
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

Commission File Number: 000-51866

Enertopia Corporation

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#7 1873 Spall Road, Kelowna, BC	VIY 4R2
(Address of principal executive offices)	(Zip Code)

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

155,166,088 common shares issued and outstanding as of January 11, 2024

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the three-month period ended November 30, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	November 30,	August 31,
	2023	2023
ASSETS
Current
Cash	$248,186	$259,581
Marketable securities (Note 4)	613,782	989,307
Accounts receivable	14,569	9,482
Prepaid expenses and deposit (Note 12)	46,661	89,338
Total Current Assets	923,198	1,347,708

Non-current assets, net
Mineral property (Note 5)	10,500	10,500
TOTAL ASSETS	$933,698	$1,358,208

LIABILITIES
Current
Accounts payable and accrued liabilities	$300,679	$315,404
Due to related party (Note 7)	17,159	17,196
Total Liabilities	317,838	332,600

STOCKHOLDERS' EQUITY
Share Capital (Note 8)
Authorized:
500,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
155,166,088 common shares at November 30, 2023 and 155,166,088 at August 31, 2023	155,167	155,167
Additional paid-in capital (Note 9)	15,397,607	15,397,607

Deficit	(14,935,941)	(14,526,485)
Equity attributable to shareholders of the Company	616,833	1,026,289
Non-controlling interest	(973)	(681)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$933,698	$1,358,208

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS' EQUITY
Balance, August 31, 2022	155,116,088	$155,117	$15,395,657	$(12,694,988)	$-	$2,855,786
Comprehensive loss	-	-	-	(446,834)	-	(446,834)
Balance, November 30, 2022	155,116,088	$155,117	$15,395,657	$(13,141,822)	$-	$2,408,952
Warrants issued for cash	50,000	50	1,950	-	-	2,000
Non controlling interest	-	-	-	-	(97)	(97)
Comprehensive loss	-	-	-	295,161	-	295,161
Balance, February 28, 2023	155,166,088	155,167	15,397,607	(12,846,661)	(97)	2,706,016
Non controlling interest	-	-	-	-	(292)	(292)
Comprehensive loss	-	-	-	(1,139,103)	-	(1,139,103)
Balance, May 31, 2023	155,166,088	$155,167	$15,397,607	$(13,985,764)	$(389)	$1,566,621
Non controlling interest	-	-	-	-	(292)	(292)
Comprehensive loss	-	-	-	(540,721)	-	(540,721)
Balance, August 31, 2023	155,166,088	$155,167	$15,397,607	$(14,526,485)	$(681)	$1,025,608
Non controlling interest	-	-	-	-	(292)	(292)
Comprehensive loss	-	-	-	(409,456)	-	(409,456)
Balance, November 30, 2023	155,166,088	$155,167	$15,397,607	$(14,935,941)	$(973)	$615,860

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30,	November 30,
	2023	2022
Expenses
Accounting and audit	$14,518	$11,257
Consulting (Note 7)	48,211	64,494
Fees and dues	438	21,195
Investor relations	9,946	20,373
Legal and professional	26,605	19,992
Office and miscellaneous	17,701	22,536
Mineral exploration costs (Note 5)	45,652	2,987
Research and development (Note 6)	88,300	15,526
Total expenses	251,371	178,360

Loss for the period before other items	(251,371)	(178,360)

Other income (expense)
Foreign exchange loss	(1,406)	(1,212)
Realized loss on marketable securities	(327,784)	-
Realized foreign exchange loss on marketable securities	(20,640)	-
Unrealized gain (loss) on marketable securities	183,690	(148,162)
Unrealized foreign exchange gain (loss) on marketable securities	7,763	(119,100)
Net loss for the period	(409,748)	(446,834)

Net loss attributable to:
Common shareholders	(409,456)	(446,834)
Non controlling interest	(292)	-

Basic and diluted loss per share
Basic	$(0.00)	$(0.00)
Basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
Basic and diluted	155,166,088	155,116,088

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30,	November 30,
	2023	2022
Cash flows used in operating activities
Net Loss	$(409,748)	$(446,834)
Changes to reconcile net loss to net cash used in operating activities
Unrealized (gain) loss on marketable securities	(183,690)	148,162
Unrealized foreign exchange (gain) loss on marketable securities	(7,763)	119,100
Loss on disposal of marketable securities	327,784	-
Foreign exchange loss on disposal of marketable securities	20,640	-
Change in non-cash working capital items:
Accounts receivable	(5,088)	(2,162)
Prepaid expenses and deposits	42,677	27,645
Accounts payable and accrued liabilities	(14,725)	3,342
Due to related parties	(37)	(15,750)
Net cash used in operating activities	$(229,950)	$(166,497)

Cash flows used in investing activities
Proceeds from sale of marketable securities	218,555	-
Net cash used in investing activities	$218,555	$-

Decrease in cash and cash equivalents	(11,395)	(166,497)
Cash and cash equivalents at beginning of period	259,581	615,207
Cash and cash equivalents at end of period	$248,186	$448,710

Supplemental information of cash flows:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

ENERTOPIA CORP. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) November 30, 2023 (Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed consolidated interim financial statements for the period ended November 30, 2023 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the August 31, 2023 audited annual financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company is engaged in the business of Lithium exploration at their Nevada claims, along with holding intellectual property & patents in the green technology space. The Company office is located in Kelowna, B.C., Canada.

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred net cash outflows from operating activities of $229,950 for the three months ended November 30, 2023 (166,497 for the three months ended November 30, 2022) and as at November 30, 2023 has incurred cumulative losses of $14,935,941 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

3. SIGNIFICANT ACCOUNTING POLICIES

a.    Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2023.

b.    Basis of Consolidation

The financial statements have been prepared on a consolidated basis with those of the Company's 51% owned subsidiary, CapNTrack Inc. All intercompany transactions and balances have been eliminated.

c.    Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of November 30, 2023 and 2022, cash and cash equivalents consisted of the following:

	November 30,	August 31,
	2023	2023
Cash	$97,289	$218,081
Money market funds	150,897	41,500
	$248,186	$259,581

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

c) Fair value of shares issued in non-cash transactions

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

g.    Research and Development

Research and development costs are expensed as incurred.

h.    Comparative Information

The Company reclassified certain balances related to operations in the comparative period to conform with the current presentation. There has been no impact on net loss, comprehensive loss, or net assets as a result of the changes.

4.  MARKETABLE SECURITIES

On May 4, 2022 ("Closing Date"), the Company announced the sale of its Clayton Valley unpatented mining claims to Cypress Development Corporation ("Cypress") and as a result of this transaction received 3,000,000 shares of Cypress along with $1,100,000 in cash. During January 2023 Cypress underwent a name change to Century Lithium Corp ("Century"). The 3,000,000 shares were initially restricted for trade and as of November 30, 2023 are all tradable. Marketable securities as at November 30, 2023 consist of the Company's investment in 3,000,000 shares of Century of which a total of 1,586,200 have been sold, 446,000 of which were sold during the three month period ended November 30, 2023 (three months ended November 30, 2022 - 0) leaving 1,413,800 shares.

As at November 30, 2023, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2022	$2,443,750
Unrealized gain (loss)	136,681
Unrealized foreign exchange gain (loss)	(130,444)
Proceeds from disposal	(854,599)
Realized loss on disposal	(564,346)
Realized Foreign exchange loss on disposal	(41,735)
Balance, August 31, 2023	$989,307
Unrealized gain (loss)	183,690
Unrealized foreign exchange gain (loss)	7,763
Proceeds from disposal	(218,555)
Realized loss on disposal	(327,784)
Realized Foreign exchange loss on disposal	(20,640)
Balance, November 30, 2023	$613,782

1 Company recorded the 3,000,000 shares received from Cypress (Century) on May 4, 2022 as an investment and valued the investment using the closing rate of CAD$1.63 per share per share and a discount rate of 10% due to restrictions on trading. All trading restrictions ended during the year ended August 31, 2023.

5. MINERAL PROPERTY

West Tonopah

On February 25, 2022, the Company staked approximately 1,818 acres of unpatented mineral claims in Esmeralda County, Nevada for cash consideration of $10,500. During the three-month period ended November 30, 2023, the Company expensed $45,652 (2022 - $2,987) in expenses relating to geologist work, sample assays, travel, and 43-101 report expenses.

6. RESEARCH AND DEVELOPMENT

Clean Technologies

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to the hydrogen technology ("Hydrogen Technology"). By acquiring this Hydrogen Technology, the Company is currently researching the opportunity to create process gas that can be used in commercial, industrial and mining applications by splitting the hydrogen from water via electrolysis. The technology is still in the research and development phase and is not commercially feasible as at the period ended November 30, 2023.

Energy Management System ("EMS")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending EMS. The Company created a Joint Venture ("JV") with 51% controlling interest in CapNTrack to run the commercial and industrial operations related to the EMS. As at the period ended date of November 30, 2023, there have been no operations in the JV and only insurance costs have been incurred. The EMS is still in the research and development phase and it has not obtained commercial or operational feasibility as at the period end date of November 30, 2023.

	November 30,	November 30,
	2023	2022
Clean Technologies	$88,300	$15,526
Total Research and Development	$88,300	$15,526

7. RELATED PARTIES TRANSACTION

For the three-month period ended November 30, 2023, the Company was party to the following related party transactions:

•	The Company incurred $28,500 (November 30, 2022: $28,500) to the President of the Company in consulting fees.
•	The amounts outstanding in accounts payable to the President of the Company as at November 30, 2023 is $17,159 (August 31, 2023 - $17,196).
•	The Company incurred $7,500 (November 30, 2022: $5,000) to the CFO of the Company in consulting fees.
•	The Company incurred $554 to a director of the Company in geological consulting services
•	The Company incurred $2,211 in total to two directors of the Company for director fees.

8. COMMON STOCK

At the Annual General Meeting held in March of 2023, the authorized share capital was increased from 200 million shares to 500 million shares.

During the three months ended November 30, 2023, the Company issued no shares.

As at November 30, 2023 the Company had 155,166,088 (August 31, 2023: 155,166,088) shares issued and outstanding.

As at Nov 30, 2023 the Company had 7,000,000 (August 31 2023 - 7,000,000) shares held in escrow, that are included in the total shares issued and outstanding.

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

During the three months ended November 30, 2023 the Company did not issue any options.

During the three-month period ended November 30, 2023 and 2022, the Company recorded $0 as stock based compensation expenses. A total of 800,000 stock options expired without being exercised during the three months ended November 30, 2022.

A summary of the changes in stock options for the three months ended November 30, 2023 is presented below:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value $
Balance, August 31, 2022	9,900,000	0.08
Expired	(1,750,000)	0.06
Balance, August 31, 2023	8,150,000	0.08
Issued	-	-
Balance, November 30, 2023 (Outstanding & Exercisable)	8,150,000	0.09	2.66	-

The Company has the following options outstanding and exercisable as at November 30, 2023:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life (Years)
14-Dec-20	14-Dec-25	0.05	2,100,000	2.04
28-Jan-21	28-Jan-26	0.14	2,000,000	2.16
4-Feb-21	4-Feb-26	0.18	100,000	2.18
5-Feb-21	5-Feb-26	0.18	300,000	2.19
27-Apr-21	27-Apr-26	0.12	100,000	2.41
28-May-21	28-May-26	0.12	50,000	2.49
1-Sep-21	1-Sep-26	0.08	500,000	2.76
6-Dec-21	6-Dec-26	0.07	1,000,000	3.02
18-Aug-22	18-Aug-27	0.06	2,000,000	3.72
Balance outstanding and exercisable			8,150,000	2.66

Warrants

There were no warrants issued during the period ended November 30, 2023.

A summary of warrants as at November 30, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2022	4,973,369	$0.04
Expired	(4,923,369)	0.04
Exercised	(50,000)	0.04
Balance, August 31, 2023	-	-
Issued	-	-
Balance, November 30, 2023	-	$-

10. COMMITMENTS

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $9,500 per month plus goods and services tax ("GST") on a continuing basis.

The Company has a consulting agreement with the CFO of the Company for corporate administration and consulting services for $7,500 per quarter plus goods and services tax ("GST") on a continuing basis.

The Company has a director fee agreement with two directors for CDN $1,500 each plus GST per quarter.

The Company has a rental agreement for a corporate office for CDN $1,155 per month plus GST expiring December 31, 2023. Rent expense for the three months ended November 30, 2023, was $2,440.

11. SEGMENTED INFORMATION

The Company's operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the period ended date and for the period ended November 30, 2023.

Long term Assets	Amount
United States of America	$10,500
Balance November 30, 2023	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
November 30, 2023	$	$	$	$
Expenses	(45,652)	(88,300)	(117,419)	(251,371)
Other income	-	-	(158,377)	(158,377)
Segment Loss	(45,652)	(88,300)	(275,796)	(409,748)
Total Assets	10,500	-	923,198	933,698

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2023	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2023	$	$	$	$
Expenses	(464,665)	(156,561)	(603,359)	(1,224,585)
Other income (Note 4)	-	-	(607,593)	(607,593)
Segment Loss	(464,665)	(156,561)	(1,210,952)	(1,832,178)
Total Assets (Note 4, 5)	10,500	-	1,347,708	1,358,208

12. PREPAID EXPENSES AND DEPOSITS

The balance of Prepaid Expenses and Deposits consisted of the following:

	November 30,	August 31,
Prepaid Expenses & Deposits	2023	2023
Consultants	$2,000	$8,000
Exploration costs	11,540	28,400
Fees and Dues	5,261	-
Insurance	23,007	33,915
Investor Relations	3,796	13,593
Office Expenses	1,057	30
Research & Development	-	5,400
Total Prepaid Expenses& Deposits	$46,661	$89,338

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

The address of our principal executive office is #7 1873 Spall Road, Kelowna, British Columbia V1Y 4R2. Our telephone number is (250) 870-2219. Our current location provides adequate office space for our purposes at this stage of our development.

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

Mineral Property

West Tonopah Lithium

On February 25, 2022, the Company had 88 unpatented mineral lode claims in Esmeralda County, NV staked covering approximately 1,818 acres of land administrated by the BLM. The property is in good standing until September 3, 2024. Estimated respective yearly holding fees to the BLM $14,520 and $1,068 to Esmeralda County NV.

Enertopia Claim name	State or Federal Agency	Claim number from	Claim number to
MS 1-88	BLM	NV 105296951	NV 105297038
MS 1-88	Esmeralda County, NV	230856	230943

The Company completed its maiden drill program in June 2022 and a second phase drill program April 2023 and a 43-101 Technical Report November 2023. Further information can be found at www.enertopia.com.

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

Research and Development

We have incurred $965,361 in research and development expenditures over the last two fiscal years and $88,300 during the three months ended November 30, 2023.

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

Results of Operations - Three Months Ended November 30, 2023 and November 30, 2022

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2023, which are included herein.

Our operating results for the three months ended November 30, 2023 and November 30, 2022 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	November 30,	November 30,
	2023	2022	Change
Revenue	$-	$-	$-
General and administrative	17,701	22,536	4,835
Investor relations	9,946	20,373	10,427
Consulting fees	48,211	64,494	16,283
Fees and dues	438	21,195	20,757
Exploration expenses	45,652	2,987	(42,665)
Research and development	88,300	15,526	(72,774)
Professional fees	41,123	31,249	(9,874)
Other expenses	158,377	268,474	110,097
Net loss	$409,748	$446,834	$37,086

Our financial statements report no revenue for the three months ended November 30, 2023, and November 30, 2022. Our financial statements report a net loss of $409,748 for the three-month period ended November 30, 2023, compared to a net loss of $446,834 for the three-month period ended November 30, 2022. Our net loss decreased by $37,086 for the three-month period ended November 30, 2023 primarily due to increases in R&D and exploration expenses offset by general cost containment measures and further offset by decreases in other expenses from changes in marketable securities. Other income consisted of non-cash unrealized gains of $183,690 and foreign exchange gain of $7,763 on marketable securities, unrealized foreign exchange loss of $1,406 and realized losses on disposition of $327,784 and realized foreign exchange loss of $20,640 on marketable securities. Our operating costs were higher by $73,011 for November 30, 2023, compared to November 30, 2022. The increase was primarily due to R&D costs for the period of $88,300.

Liquidity and Financial Condition

Working Capital	November 30,	August 31,
	2023	2023
Current assets	$923,198	$1,347,708
Current liabilities	317,838	332,600
Working capital	$605,360	$1,015,108

As at November 30, 2023, we had $317,838 in current liabilities, which is lower by $14,762 when compared to current liabilities as at August 31, 2023.

	November 30,	November 30,
Cash Flows	2023	2022
Cash flows used in operating activities	$(229,950)	$(166,497)
Cash flows from investing activities	218,555	-
Net decrease in cash during year	$(11,395)	$(166,497)

Operating Activities

Net cash used in operating activities was $229,950 in the three-months ended November 30, 2023 compared with net cash used in operating activities of $166,497 in the same period in 2022.

Investing Activities

Net cash provided by investing activities was $218,555 and $0 in the three-months ended November 30, 2023 and 2022, respectively.

Financing Activities

The Company had no financing activities in the three months ended November 30, 2023 and 2022.

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

As of November 30, 2023, the end of the second quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There is an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended August 31, 2023 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our financial statements for the year ended August 31, 2023, we had working capital of $1,015,108 ($2,845,286 as at August 31, 2022) and incurred cumulative losses of $14,526,485 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
January 11, 2024

By:	/s/ "Allan Spissinger"
Allan Spissinger CPA, CA
Chief Financial Officer
January 11, 2024