Form 10-K/A
period 2023-08-31
Enertopia Corp.
filed 2024-02-01
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment # 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant has fi led a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report.  [  ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements.  [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]      No [X]

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

155,166,088 common shares as of November 29, 2023

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Enertopia Corp., a Nevada corporation (the “Company”), for the fiscal year ended August 31, 2023, and filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2023, (the “Original Filing”); is to revise the disclosure in the Original Filing and include in this Amendment additional information in regards to the Company’s mineral property interest under Item 2 herein.

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

Mineral Property

West Tonopah Lithium

On February 25, 2022, the Company had 88 unpatented mineral lode claims in Esmeralda County, NV staked covering 1,818 acres of land administrated by the BLM. The property is in good standing until September 3, 2024. Estimated respective yearly holding fees to the BLM $14,520 and $1,068 to Esmeralda County NV.

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

West Tonopah Lithium Exploration Project

Property Introduction

The West Tonopah Lithium Project consists of 88 unpatented Lode Mining Claims that are 100% owned by Enertopia and encompass a contiguous land position of approximately 1,818 acers. The claims were acquired directly from the United States Department of the Interior, Bureau of Land Management.

The lithium-claystone project occurs within the Big Smoky Valley basin of Esmeralda County, NV, approximately 4 miles (6.4 km) west of the Unincorporated Town of Tonopah. The Property can be accessed via the United States Highway Route 6, a well-maintained paved highway that divides the property into southern and northern portions. Additional road access within the property is via a paved two-lane road that extends north from US 6 and numerous trails located throughout the property.

Enertopia has obtained surface authorization rights in the form of a Notice of Intent through the Bureau of Land Management Tonopah Field Office. There are no royalties applicable to the West Tonopah Lode Claims. If mineral extraction were to occur in the future on these claims, the State of Nevada would impose taxes.

Enertopia is exploring the Miocene-aged Siebert Formation sedimentary and volcaniclastic rocks in the Big Smoky Valley basin for their lithium-claystone potential. During 2021-2023, Enertopia conducted 1) 2021 prospecting and a winkie drill program, and 2) 2022 and 2023 sonic drill programs that collectively drilled 22 holes to a total depth of 4,913.0 feet (1,497.5 m). The Enertopia exploration program results demonstrate the Siebert Formation is enriched in lithium and that portions of the West Tonopah Lithium Project have a lithium inventory with reasonable prospects of eventual economic extraction. It is the Qualified Person's opinion that the exploration work conducted by Enertopia at the West Tonopah Lithium Project is reasonable and within the standard practices for the evaluation of lithium-claystone deposit type projects.

Property Location Fig 1

West Tonopah Lithium Project
Tonopah
Warm Springs
Eureka
McGill
Ely
Fallon
Las Vegas
Pahrump
Henderson
NV
CA
GREAT BASIN
MONITOR RANGE
SHOSHONE MOUNTAINS
80
95
40
50
93
6
395
365
15
360000
460000
560000
660000
4360000
4260000
4160000
4060000
NORTH
Legend
City/Town
Freeway
Highway
Railroad
State Boundary
West Tonopah Lithium Project
Enertopia Corporation
West Tonopah Lithium Project, Nevada, USA
General Location
1:3,000,000
UTM N83 Zone 11
July 2023
0
100
km
APEX GEOSCIENCE

Claims Location Fig 2

471000
472000
473000
474000
475000
476000
4219000
4218000
4217000
4216000
4215000
4214000
N
NYE
ESMERALDA
89
6
Slime Wash
5287 ft
MS 1
MS 2
MS 3
MS 4
MS 5
MS 6
MS 7
MS 8
MS 9
MS 10
MS 11
MS 12
MS 13
MS 14
MS 15
MS 16
MS 17
MS 18
MS 19
MS 20
MS 21
MS 22
MS 23
MS 24
MS 25
MS 26
MS 27
MS 28
MS 29
MS 30
MS 31
MS 32
MS 33
MS 34
MS 35
MS 36
MS 37
MS 38
MS 39
MS 40
MS 41
MS 42
MS 43
MS 44
MS 45
MS 46
MS 47
MS 48
MS 49
MS 50
MS 51
MS 52
MS 53
MS 54
MS 55
MS 56
MS 57
MS 58
MS 59
MS 60
MS 61
MS 62
MS 63
MS 64
MS 65
MS 66
MS 67
MS 68
MS 69
MS 70
MS 71
MS 72
MS 73
MS 74
MS 75
MS 76
MS 77
MS 78
MS 79
MS 80
MS 81
MS 82
MS 83
MS 84
MS 85
MS 86
MS 87
MS 88

Legend

- Highway
- Major Road
- Mineral Claim, No
- County Boundary

Enertopia Corporation

West Tonopah Lithium Project, Nevada, USA

Land Tenure Map

1:40,000	UTM N83 Zone 11	July 2023

0 1,000
m

APEX GEOSCIENCE

Geological Setting

Tectonic extension, which began around 17 Ma, formed the Basin and Range Province physiography that is defined by alternating mountain ranges (horsts) and elongated valleys (grabens) attributed to crustal extension and faulting along the western margin of North America. Valleys and low-lying grabens in the Basin and Range Province are filled with sedimentary rocks eroded from nearby mountains, or accumulated evaporite deposits from playa lakes formed within the topographical lows. The Big Smoky Valley represents a drainage divide landform within the Tonopah Basin.

The Miocene Siebert Formation (17-13 Ma) was derived from volcaniclastic fluvial and lacustrine deposits that include mudstone, siltstone, sandstone, and conglomerate with intercalated pyroclastic flows and tuff. The mineralisation belongs to the lithium-claystone deposit type. The Siebert Formation, and particularly the mudstone dominant horizons, at the Western Tonopah Lithium Project are enriched in lithium. Of 754 sonic drill core samples logged and analyzed by Enertopia, the minimum and maximum lithium values range from below the minimum limit of detection (20 ppm Li) to 1,520 ppm Li with an average value of 583.1 ppm Li.

Mineral Resource Estimations

The mineral resource estimation work was conducted in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum definition standards and best practice guidelines, National Instrument 43-101 Standards of Disclosure for Mineral Projects, and in accordance with the requirements of S-K 1300.

The lithium-claystone resources defined in the technical report are constrained 1) stratigraphically to the Siebert Formation sedimentary and pyroclastic rock strata, and 2) are spatially split into the west and east resource areas divided by a Qualified Person-interpreted north-south trending fault.

Critical steps in the determination of the lithium-claystone resource model and estimations included:

  Definition of the geology and geometry of the Siebert Formation sedimentary and pyroclastic rocks in the west and east resource areas utilizing a 10 m resolution Digital Elevation Model, and geological information from 5 winkie drillholes and 22 sonic drillholes.

  Lithium grade estimation of the Siebert Formation blocks utilizing 766 lithium assays including 12 and 754 assays from the winkie and Sonic drill programs, respectively. To ensure lithium metal grades were not overestimated, composites were capped to specified maximum values of 1,250 ppm and 670 ppm in the west and east resource areas.

  Based on the drillhole spacing and detail within the 3D geological model, a block model with a block size of 66 x 66 x 10 feet (or 20 m by 20 m in the horizontal directions and 3 m in the vertical direction was generated).

  The Ordinary Kriging (OK) technique was used to estimate the lithium at each parent block within the Siebert Formation wireframe. A two-pass method was employed that used two different search ellipses.

  The West Tonopah Lithium Project is a project of merit in that there is a concentration or occurrence of lithium-claystone in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. A conceptual pit shell based on theoretical, but reasonable, parameters (such as a lithium recovery of 80%) demonstrated that blocks contained within the conceptual pit satisfy the test of reasonable prospects for eventual economic extraction.

  A nominal density of 1.70 g/cm3 was applied to convert the Siebert Formation block volumes to tonnage based on analogous Tonopah- and Siebert Formation-based mineral resource studies.

In consideration of Canadian Institute of Mining, Metallurgy, and Petroleum definition standards and S-K 1300, the west resource area is classified as indicated and inferred mineral resources and the east resource area is classified as an inferred mineral resource (Tables 1,2,3 below). Based on a cutoff of 400 ppm Li and on blocks contained within the conceptual pit shell, the West Tonopah Lithium Project's mineral resource estimations are summarized as follows:

  The west resource area has an indicated lithium-claystone resource estimate of 44,000 short tons (40,000 metric tonnes) of elemental Li (Table 1). The global (total) lithium carbonate equivalent (LCE) for the west indicated resource area, which is calculated by multiplying elemental lithium by a factor of 5.323, is 233,000 short tons (212,000 metric tonnes) LCE.

  The west resource area has an inferred lithium-claystone resource estimate of 87,000 short tons (79,000 metric tonnes) of elemental Li (Table 2). This translates to 463,000 short tons (420,000 metric tonnes) LCE.

  The east resource area has a lithium-claystone inferred resource estimate of 5,000 short tons (5,000 metric tonnes) of elemental Li (Table 2). This translates to 27,000 short tons (25,000 metric tonnes) LCE.

Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no guarantee that all or any part of the mineral resource will be converted into a mineral reserve. The estimate of mineral resources may be materially affected by geology, environment, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues. An inferred mineral resource has a lower level of confidence than that applying to an indicated mineral resource and must not be converted to a mineral reserve. It is reasonably expected that most inferred mineral resources could be upgraded to indicated mineral resources with continued exploration.

Table 1 West Tonopah Lithium Project west resource area indicated lithium-claystone resource estimate. The indicated mineral resource is reported for the Siebert Formation as a total (global) volume and tonnage using a lower cutoff of 400 ppm Li (bold font highlighted in grey).

West Resource Area Indicated Mineral Resource Estimate

Li Cutoff(ppm)	Rock Mass		Contained Metal				Average Li Grade(ppm)
	Metric tonnes(t)	Short tons(st)	Metric tonnes(t)		Short tons(st)
			Li	LCE	Li	LCE
300	80,428,000	88,657,000	45,000	240,000	50,000	265,000	561
400	65,322,000	72,005,000	40,000	212,000	44,000	233,000	609
500	46,476,000	51,231,000	31,000	166,000	34,000	184,000	673
600	30,221,000	33,313,000	22,000	119,000	25,000	131,000	739
800	7,646,000	8,428,000	7,000	35,000	7,000	39,000	859
1000	264,000	291,000	-	1,000	-	2,000	1061

Note 1: Mineral resources are not mineral reserves and do not have demonstrated economic viability.

Note 2: The weights are reported in United States short tons (2,000 lbs or 907.2 kg) and metric tonnes (1,000 kg or 2,204.6 lbs). The tonnage numbers are rounded to the nearest 1,000 unit, and therefore, may not add up.

Note 3: The density used to convert volume to tonnage is 1.70 g/cm3 for the Siebert Formation and the overburden/pediment.

Note 4: The mineral resource is contained within a conceptual pit shell in which blocks meet the test of reasonable prospects for eventual economic extraction. The estimation assumes a lithium recovery factor of 80%.

Note 5: To describe the resource in terms of the industry standard, a conversion factor of 5.323 is used to convert elemental Li to Li2CO3, or Lithium Carbonate Equivalent (LCE).

Table 2 West Tonopah Lithium Project west and east resource areas inferred lithium-claystone resource estimate. The inferred mineral resources are reported for the Siebert Formation as a total (global) volume and tonnage using a lower cutoff of 400 ppm Li (bold font highlighted in grey).

A) West Resource Area Inferred Mineral Resource Estimate

Li Cutoff(ppm)	Rock Mass		Contained Metal				Average Li Grade (ppm)
	Metric tonnes (t)	Short tons (st)	Metric tonnes (t)		Short tons (st)
			Li	LCE	Li	LCE
300	119,801,000	132,058,000	83,000	440,000	91,000	485,000	690
400	109,366,000	120,556,000	79,000	420,000	87,000	463,000	722
500	95,516,000	105,288,000	73,000	387,000	80,000	427,000	762
600	80,725,000	88,985,000	65,000	344,000	71,000	379,000	801
800	37,191,000	40,996,000	34,000	178,000	37,000	197,000	902
1000	4,153,000	4,578,000	4,000	24,000	5,000	26,000	1063

B) East Resource Area Inferred Mineral Resource Estimate

Li Cutoff(ppm)	Rock Mass		Contained Metal				Average Li Grade (ppm)
	Metric tonnes (t)	Short tons (st)	Metric tonnes (t)		Short tons (st)
			Li	LCE	Li	LCE
300	18,119,000	19,972,000	8,000	41,000	8,000	45,000	425
400	9,314,000	10,267,000	5,000	25,000	5,000	27,000	499
500	3,503,000	3,862,000	2,000	11,000	2,000	12,000	578
600	967,000	1,066,000	1,000	3,000	1,000	4,000	650
800	-	-	-	-	-	-
1000	-	-	-	-	-	-

Note 1: Mineral resources are not mineral reserves and do not have demonstrated economic viability.

Note 2: The weights are reported in United States short tons (2,000 lbs or 907.2 kg) and metric tonnes (1,000 kg or 2,204.6 lbs). The tonnage numbers are rounded to the nearest 1,000 unit, and therefore, may not add up.

Note 3: The density used to convert volume to tonnage is 1.70 g/cm3 for the Siebert Formation and the overburden/pediment.

Note 4: The mineral resource is contained within a conceptual pit shell in which blocks meet the test of reasonable prospects for eventual economic extraction. The estimation assumes a lithium recovery factor of 80%.

Note 5: To describe the resource in terms of the industry standard, a conversion factor of 5.323 is used to convert elemental Li to Li2CO3, or Lithium Carbonate Equivalent (LCE).

Collectively, the West Tonopah Lithium Project is predicted to contain 1) an indicated mineral resource in the west resource area of 44,000 short tons (40,000 metric tonnes) of elemental lithium, and 2) combined inferred mineral resources in the west and east resource areas of 92,000 short tons (84,000 metric tonnes) of elemental lithium. The west and east mineral resource areas are overlain by 71.9 and 11.0 million short tons (65.2 and 10.0 million metric tonnes) of overburden-pediment waste material, respectively.

Risks and Uncertainties

The mineral resource model and estimations are based on Enertopia's 2021-2023 exploration work at the West Tonopah Lithium Project. The lithium-claystone resources are subject to change as the project achieves higher levels of confidence in the geological setting, mineralisation, lithium recovery process development, and the implemented cutoff values. The current specific areas of uncertainty with the resource model include the inferred (speculated) fault zone that divides the west and resource areas, detailed stratigraphic modelling of specific Siebert Formation rock units, and the density used to calculate tonnage. The Qualified Person is not aware of any other significant material risks to the mineral resources other than the risks that are inherent to mineral exploration and development in general.

With respect to mineral processing, there is no guarantee that the Company can successfully extract lithium from claystone in a commercial capacity. The extraction technology is still at the developmental stage and while the Company has conducted preliminary indicative leach test work, the Qualified Person notes that no optimisation, variability, or reproducibility work has been undertaken at this stage of the study. This work is required prior to any solution impurity purification work. As the technology advances, there is the risk that the scalability of any initial mineral processing bench-scale and/or demonstration pilot test work may not translate to a full-scale commercial operation.

Quality Assurance - Quality Control

The QP assessed Enertopia's QA-QC dataset, which consisted of sample standards and duplicate analyses. Sample blanks were not used. The Company conducted all analytical work at ALS Vancouver and no check labs were commissioned. All QA-QC work was conducted on the Company's drill core samples. The analytical results of the duplicate pairs and standard samples are presented in the text that follows.

As an assessment of data quality and estimate of precision or reproducibility of the analytical results, the average percent relative standard deviation (also known as the % coefficient of variation), or average RSD% is calculated using the formula: RSD% = standard deviation/mean x 100. Average RSD% values below 30% are considered to indicate very good data quality; between 30 and 50%, moderate quality and over 50%, poor quality.

The RSD% of the duplicate pair's ranges from zero to 34.4%. If the single duplicate pair samples with 34.4 RSD% is removed, then the reproducibility improves significantly such that RSD% range is zero to 4%. The QP concludes that most of the duplicate samples exhibit very good data quality. The reason for the single duplicate pair with an RSD% of 34.4% is not known; the QP recommends that these samples are revisited by Enertopia to check sampled IDs and the Company's dataset. It is possible that the sample needs to be re-analyzed. Figure 11.1 shows the precision of the duplicate pairs with an R2 values 0.9747; this would improve to a near 1:1 relationship if the 'outlier' duplicate pair described above was removed from the plot. It is the QPs opinion that the duplicate pair sample analysis shows excellent precision and reproducibility of analytical results.

The QP has reviewed the adequacy of the sample preparation, security, and analytical procedures conducted by Enertopia and found no significant issues or inconsistencies that would cause one to question the validity of the data. A reasonable practical level of sample security from the field to the analytical laboratories is maintained by Enertopia.

The QPs review of the QA-QC results provides the opinion that the data is of reasonable quality, minimal contamination occurred during sample preparation and at the laboratories, and the analytical results are repeatable with good precision and accuracy. The QP is therefore satisfied with the adequacy of the sample preparation, security, and analytical procedures as implemented by Enertopia. The resulting exploration and drill-hole assay databases are reasonable and sufficient for ongoing exploration activities and target generation. The core logging and drill core assay database is of reasonable quality to formulate three-dimensional models, define the geometry of mineralized zones, and for use in mineral resource estimations. It is recommended that Enertopia bolster its QA-QC protocols in the future by considering the addition of Certified Reference Materials, sample blanks, and a secondary check laboratory.

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
Date: February 1, 2024.

By: /s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: February 1, 2024.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: February 1, 2024.

By: /s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: February 1, 2024.