Form 10-K/A
period 2023-08-31
Enertopia Corp.
filed 2024-03-18
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment # 2

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

155,166,088 common shares as of November 29, 2023

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (this "Amendment") to the Annual Report on Form 10-K of Enertopia Corp., a Nevada corporation (the "Company"), for the fiscal year ended August 31, 2023, and filed with the Securities and Exchange Commission (the "SEC") on November 29, 2023, (the "Original Filing"); is to revise the disclosure in the Original Filing and include in this Amendment additional information in regards to the Company's mineral property interest under Item 2 herein.

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

West Tonopah Lithium Exploration Project

Property Introduction

The West Tonopah Lithium Project consists of 88 unpatented Lode Mining Claims that are 100% owned by Enertopia and encompass a contiguous land position of approximately 1,818 acers. The Property encompasses all of Sections 19 and 30 Township 42N and Range 4E, and parts of Section 20 Township 42N and Range 4E and Sections 24 and 25 Township 3N Range 41E (Fig. 1). The centroid of the Property in Lambert Conformal projection is at Latitude 38.092867028 and Longitude -117.305668157. The claims were acquired directly from the United States Department of the Interior, Bureau of Land Management. Estimated respective yearly holding fees to the BLM $14,520 and $1,068 to Esmeralda County NV. To date $10,500 has been capitalized to the project and $677,013 in exploration and property expenses have been recorded as mineral exploration expenses.

The lithium-claystone project occurs within the Big Smoky Valley basin of Esmeralda County, NV, approximately 4 miles (6.4 km) west of the Unincorporated Town of Tonopah. The Property can be accessed via the United States Highway Route 6, a well-maintained paved highway that divides the property into southern and northern portions. Additional road access within the property is via a paved two-lane road that extends north from US 6 and numerous trails located throughout the property. No written records have been located with respect to historic ownership or previous work on the project. However, several historic shallow pits believed to be from uranium exploration in the 1950's, 1960's exist on the project.

Enertopia has obtained surface authorization rights in the form of a Notice of Intent through the Bureau of Land Management Tonopah Field Office and a current NOI bond for $13,990 is held by the State of Nevada Minerals Division. There are no royalties applicable to the West Tonopah Lode Claims. If mineral extraction were to occur in the future on these claims, the State of Nevada would impose taxes.

Other State and Federal permits associated with an early exploration stage project include:

• In accordance with Nevada water law, the exploration company/individual must obtain a permit or waiver for the temporary use of water for mineral exploration prior to activities such as drilling. The acquisition of a water permit involves an application to the Nevada Division of Water Resources, which undergoes evaluation based on factors such as water availability, potential conflicts with existing rights, public interest, and impact on domestic wells (http://water.nv.gov).

• Plugging or exploration holes must usually begin within 30 days after data has been collected from the hole.

• Any mineral development or exploration activities conducted under the General Mining law of 1872 on National Forest System lands must be approved pursuant to the Surface management Regulations (36 CFR 228). An operator must provide information describing the proposed activity to the District Ranger (i.e., the approved Exploration Plan of Operations and bond).

• Road Use Permits and other Special Use Permits may be required for access and utilities.

If the West Tonopah Lithium Project ever advances to the production stage, an updated Plan of Operations with all the construction and mining details needs to be submitted, and approved, by the BLM. A list of State and Federal permits and actions required during planning, development, construction, and before operation of Nevada mines and mills can take place has been summarized by the Nevada Bureau of Mines and Geology (2018).

Environmental Liabilities

With respect to environmental liabilities, the Company is subject to compliance with operating, reclamation, and monitoring measures outlined in the BLM's Notice NVN- 101244, and the general and specific performance standards outlined in 43 CFR subpart 3809.420.

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

Property Location and Access Map Fig 1

West Tonopah Lithium Project
Fallon
Eureka
McGill
Ely
Warm Springs
Tonopah
Las Vegas
Pahrump
Henderson
NV
CA
SHOSHONE MOUNTAINS
GREAT BASIN
MONITOR RANGE
360000
460000
560000
660000
4360000
4260000
4160000
4060000
NORTH
Legend
City/Town
Freeway
Highway
Railroad
State Boundary
West Tonopah Lithium Project
Enertopia Corporation
West Tonopah Lithium Project, Nevada, USA
General Location
1:3,000,000
UTM N83 Zone 11
July 2023
0
100
km
APEX GEOSCIENCE

Property Location and Access Map Fig 2

460000
480000
4220000
4200000
5N 40E
5N 41E
5N 42E
5N 43E
4N 40E
4N 42E
4N 43E
4N 44E
3N 40E
3N 42E
3N 43E
3N 44E
2N 40E
2N 41E
2N 42E
2N 43E
2N 44E
1N 40E
1N 41E
1N 43E
1N 44E
N
Nye
Esmeralda
Tonopah
89
6
376
95
Legend
City/Town
Highway
Major Road
Property Outline
Nevada Section Township Range (PLSS)
County Boundary
Enertopia Corporation
West Tonopah Lithium Project, Nevada, USA
Location and Access Map
1:250,000
UTM N83 Zone 11
July 2023
0
8
km
APEX
GEOSCIENCE

Claims Location Fig 3

471000
472000
473000
474000
475000
476000
4219000
4218000
4217000
4216000
4215000
4214000
N
NYE
ESMERALDA
89
6
Slime Wash
5267 ft
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
Highway
Major Road
Mineral Claim, No
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

  In determining the lower cutoff value, the Qualified Person reviewed the Enertopia drill core assay database in conjunction with several lithium-claystone early-and advanced-stage projects in Nevada, including those in the Tonopah region (Fayram et al., 2020; Loveday and Turner, 2020; Cukor et al., 2022; Roth et al., 2022; RESPEC, 2023; Riordan et al., 2023). The QP considers a lower cutoff of 400 ppm Li is reasonable based on publicly available comparative information.

  In consideration of Canadian Institute of Mining, Metallurgy, and Petroleum definition standards and S-K 1300, the west resource area is classified as indicated and inferred mineral resources and the east resource area is classified as an inferred mineral resource (Tables 1,2,3 below). Based on the total in-situ (global) blocks contained within the conceptual pit shell, which utilizes a three-year average lithium carbonate price of $26,500/tonne and a cutoff of 400 ppm Li, the West Tonopah Lithium Project's mineral resource estimations are summarized as follows:

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

Table 1 West Tonopah Lithium Project west resource area indicated lithium-claystone resource estimate. The indicated mineral resource is reported for the Siebert Formation as a total (global) volume and tonnage using a lower cutoff of 400 ppm Li.

West Resource Area Indicated Mineral Resource Estimate

Li Cutoff (ppm)	Rock Mass		Contained Metal				Average Li Grade (ppm)
	Metric tonnes (t)	Short tons (st)	Metric tonnes (t)		Short tons (st)
			Li	LCE	Li	LCE

400	65,322,000	72,005,000	40,000	212,000	44,000	233,000	609

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

Table 2 West Tonopah Lithium Project west and east resource areas inferred lithium-claystone resource estimate. The inferred mineral resources are reported for the Siebert Formation as a total (global) volume and tonnage using a lower cutoff of 400 ppm Li.

A) West Resource Area Inferred Mineral Resource Estimate

Li Cutoff (ppm)	Rock Mass		Contained Metal				Average Li Grade (ppm)
	Metric tonnes (t)	Short tons (st)	Metric tonnes (t)		Short tons (st)
			Li	LCE	Li	LCE

400	109,366,000	120,556,000	79,000	420,000	87,000	463,000	722

B) East Resource Area Inferred Mineral Resource Estimate

Li Cutoff (ppm)	Rock Mass		Contained Metal				Average Li Grade (ppm)
	Metric tonnes (t)	Short tons (st)	Metric tonnes (t)		Short tons (st)
			Li	LCE	Li	LCE

400	9,314,000	10,267,000	5,000	25,000	5,000	27,000	499

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

C) Mineral Resource Estimate Summary Table

Classification	Rock Mass		Contained Metal				Average Li Grade (ppm)
	Metric tonnes (t)	Short tons (st)	Metric tonnes (t)		Short tons (st)
			Li	LCE	Li	LCE
Indicated	65,322,000	72,005,000	40,000	212,000	44,000	233,000	609

Inferred	118,681,000	130,823,000	84,000	445,000	92,000	491,000	705

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

References

Cukor, D., Hilscher, B. (2022): Updated resource estimate, Zeus Lithium Project, Esmeralda County, NV; Prepared for Noram Lithium Corporation by ABH Engineering Inc., Effective Date December 1, 2022, 97 p.

Fayram, T.S., Lane, T.A., and Brown, J.J. (2020): NI 43-101 technical report, Feasibility Study Clayton Valley Lithium Project; prepared for Cypress Development Corp. by Global Resource Engineering, Effective Date August 5, 2020, 181 p.

Loveday, D., (2020). NI 43-101 Technical Report, TLC Property, Nye County, Nevada, USA; Prepared for American Lithium Corp. by Stantec Consulting Ltd., Effective date April 15, 2020, 105 p.

RESPEC (2023): SK 1300 technical report summary of the Tonopah Flats Lithium Project, Esmeralda and Nye Counties, Nevada, USA; prepared for American Battery Technology Company by Respec, Effective Date November 8, 2022, 96 p.

Roth, D., Tahija, L., Iasillo, E., Martina, K., Chow, B., Mutler, W., Bahe, K., Kaplan, P., Cluff, T., and Shannon, B. (2022): Feasibility Study NI 43-101 technical report for the Thacker Pass Project, Humbolt County, Nevada, USA; Prepared for Lithium Americas by M3 Engineering & Technology Corporation, Effective date November 2, 2022, 335 p.

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

Results of Operations for our Years Ended August 31, 2023 and 2022

Our net income (loss) and comprehensive income (loss) for our year ended August 31, 2023, for our year ended August 31, 2022 and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	August 31,	August 31,
	2023	2022	Change
Revenue	$-	$-	$-
General and administrative	110,783	65,931	(44,851)
Investor relations	63,293	47,917	(15,376)
Consulting fees	181,258	262,880	81,622
Fees and dues	89,733	57,332	(32,401)
Exploration expenses	464,665	212,348	(252,317)
Research and development	156,561	808,800	652,239
Professional fees	158,286	111,027	(47,259
Other expense (income)	607,593	(3,540,642)	(4,148,236)
Net loss (income)	$1,832,178	$(1,974,407)	$(3,806,585)

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate

Except for the matter described in the Going Concern section, we have determined that there are no other critical audit matters to communicate in our auditor's report.

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

The fair value of the options granted during the year ended August 31, 2022 was estimated on the date of the grant using the Black-Scholes options pricing model, with the following weighted average assumptions:

2022
Expected dividend yield	0.00%
Expected stock volatility	202%
Risk-free interest rate	2.26%
Expected life of options (years)	5.00
Expected forfeiture rate	0.00%
Grant date fair value per option	0.05

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

For the year ended August 31, 2023, the Company was party to the following related party transactions:

• Incurred $114,000 (2022 - $38,000) to the President of the Company in consulting fees. As at August 31, 2023, the accounts payable to the President of the Company was $17,196, of which $17,159 were accrued wages (2022: $64,409). On December 6, 2021 the Company issued 250,000 stock options valued at $12,205 to the President of the Company (Note 9).

• Incurred $20,000 (2022 - $769) to the Chief Financial Officer of the Company in consulting fees. As at August 31, 2023, the accounts payable to the Chief Financial Officer of the Company was $0 (2022: $0). On August 18, 2022, the Company issued 1,000,000 stock options valued at $40,543 to the Chief Financial Officer of the Company (Note 9).

• The Company incurred $13,500 to a director of the Company in geological consulting services.

• On August 18, 2022, the Company issued a total of 1,000,000 stock options valued at $40,543 to two directors of the Company.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
No.

3.1	Articles of Incorporation of Enertopia Corp. dated November 22, 2004 (incorporated by reference to our Registration Statement on Form SB-2 filed January 10, 2006 as Exhibit 3.1).

3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 22, 2010 (incorporated by reference to Exhibit 3.02 of our Current Report on Form 8-K filed March 4, 2010).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 18, 2009).

10.1	Agreement dated December 14, 2020 with Al Rich (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 15, 2020).

10.2	Consulting Agreement dated December 6, 2021 with Terry Gaylon.

10.3	Hydrogen Asset Purchase Agreement dated December 6, 2021

10.4	Asset Purchase Agreement dated December 17, 2021 with Paul Sandler and Mark Snyder dated December 17, 2021.

10.5	Asset Sale Agreement with Cypress Development Corp dated February 23, 2022 (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed February 28, 2022).

10.6	Consulting Agreement with Mr. Robert McAllister dated May 1, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 4, 2022).

10.7	Consulting Agreement with Mr. Allan Spissinger dated August 16, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 19, 2022).

14.1	Code of Ethics (incorporated by reference by from our annual report on Form 10-KSB filed on November 29, 2007).

31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer).

31.2*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Financial Officer).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

95	Technical Report

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERTOPIA CORP.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: March 15, 2024.

By: /s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: March 15, 2024.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: March 15, 2024.

By: /s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: March 15, 2024.