Form 10-Q
period 2024-02-29
Enertopia Corp.
filed 2024-04-15
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

155,166,088 common shares issued and outstanding as of April 12, 2024

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the six month period ended February 29, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	February 29,	August 31,
	2024	2023
ASSETS
Current
Cash and cash equivalents	$267,691	$259,581
Marketable securities (Note 4)	430,314	989,307
Accounts receivable	1,299	9,482
Prepaid expenses and deposit (Note 12)	42,081	89,338
Total Current Assets	741,385	1,347,708

Non-current assets, net
Mineral property (Note 5)	10,500	10,500
TOTAL ASSETS	$751,885	$1,358,208

LIABILITIES
Current
Accounts payable and accrued liabilities	$278,834	$315,404
Due to related party (Note 7)	4,559	17,196
Total Liabilities	283,393	332,600

STOCKHOLDERS' EQUITY
Share Capital (Note 8)
Authorized:
500,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
155,166,088 common shares at February 29, 2024 and 155,166,088 at August 31, 2023	155,167	155,167
Additional paid-in capital (Note 9)	15,397,607	15,397,607
Deficit	(15,083,179)	(14,526,485)
Equity attributable to shareholders of the Company	469,595	1,026,289
Non-controlling interest	(1,103)	(681)
Total Stockholders' Equity	468,492	1,025,608
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$751,885	$1,358,208

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS EQUITY
Balance, August 31, 2022	155,116,088	$155,117	$15,395,657	$(12,694,988)	$-	$2,855,786
Comprehensive loss	-	-	-	(446,834)	-	(446,834)
Balance, November 30, 2022	155,116,088	$155,117	$15,395,657	$(13,141,822)	$-	$2,408,952
Warrants issued for cash	50,000	50	1,950	-	-	2,000
Non controlling interest	-	-	-	-	(97)	(97)
Comprehensive loss	-	-	-	295,161	-	295,161
Balance, February 28, 2023	155,166,088	155,167	15,397,607	(12,846,661)	(97)	2,706,016
Non controlling interest	-	-	-	-	(292)	(292)
Comprehensive loss	-	-	-	(1,139,103)	-	(1,139,103)
Balance, May 31, 2023	155,166,088	$155,167	$15,397,607	$(13,985,764)	$(389)	$1,566,621
Non controlling interest	-	-	-	-	(292)	(292)
Comprehensive loss	-	-	-	(540,721)	-	(540,721)
Balance, August 31, 2023	155,166,088	$155,167	$15,397,607	$(14,526,485)	$(681)	$1,025,608
Non controlling interest	-	-	-	-	(292)	(292)
Comprehensive loss	-	-	-	(409,456)	-	(409,456)
Balance, November 30, 2023	155,166,088	$155,167	$15,397,607	$(14,935,941)	$(973)	$615,860
Non controlling interest	-	-	-	-	(130)	(130)
Comprehensive loss	-	-	-	(147,238)	-	(147,238)
Balance, February 29, 2024	155,166,088	$155,167	$15,397,607	$(15,083,179)	$(1,103)	$468,492

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Expenses
Accounting and audit	$11,637	$38,293	$26,155	$49,550
Consulting (Note 6, 7)	41,847	37,250	90,058	101,744
Fees and dues	10,712	19,239	11,150	40,434
Investor relations	7,923	19,269	17,869	39,642
Legal and professional	15,627	54,352	42,232	74,344
Office and miscellaneous	17,335	32,225	35,036	54,761
Mineral exploration costs	4,712	5,048	50,364	8,035
Research and development	20,495	41,826	108,795	57,352
Total expenses	130,288	247,502	381,659	425,862

Loss for the period before other items	(130,288)	(247,502)	(381,659)	(425,862)

Other income (expense)
Foreign exchange gain (loss)	3,609	(1,145)	2,203	(2,357)
Realized loss on marketable securities	(398,529)	(122,741)	(726,313)	(122,741)
Realized foreign exchange loss on marketable securities	(18,383)	(11,403)	(39,023)	(11,403)
Unrealized gain on marketable securities	397,441	695,470	581,131	547,308
Unrealized foreign exchange gain (loss) on marketable securities	(1,218)	(17,615)	6,545	(136,715)
Net income (loss) for the period	(147,368)	295,064	(557,116)	(151,770)

Net income (loss) attributable to:
Common shareholders	(147,238)	295,161	(556,694)	(151,673)
Non controlling interest	(130)	(97)	(422)	(97)

Basic and diluted income (loss) per share
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
Basic	155,166,088	155,122,755	155,166,088	155,119,403
Diluted	155,166,088	169,146,124	155,166,088	155,119,403

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 29,	February 28,
	2024	2023
Cash flows used in operating activities
Net Income (Loss)	$(557,116)	$(151,770)
Changes to reconcile net loss to net cash used in operating activities
Unrealized (gain) loss on marketable securities	(581,132)	(547,306)
Unrealized foreign exchange loss on marketable securities	(6,545)	136,715
Loss on disposal of marketable securities	726,313	122,741
Foreign exchange loss on disposal of marketable securities	39,023	11,403
Change in non-cash working capital items:
Accounts receivable	8,183	2,532
Prepaid expenses and deposits	47,257	(154,156)
Accounts payable and accrued liabilities	(36,570)	9,366
Due to related parties	(12,637)	(30,412)
Net cash used in operating activities	$(373,224)	$(600,887)

Cash flows used in investing activities
Proceeds from sale of marketable securities	381,334	288,928
Net cash used in investing activities	$381,334	$288,928

Cash flows from financing activities
Net proceeds from warrants exercised	-	2,000
Net cash from financing Activities	$-	$2,000

Decrease in cash and cash equivalents	8,110	(309,959)
Cash and cash equivalents at beginning of period	259,581	615,207
Cash and cash equivalents at end of period	$267,691	$305,248

Supplemental information of cash flows:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

ENERTOPIA CORP. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) February 29, 2024 (Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed consolidated interim financial statements for the period ended February 29, 2024 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the August 31, 2023 audited annual financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company is engaged in the business of Lithium exploration at their Nevada claims, along with holding intellectual property & patents in the green technology space. The Company office is located in Kelowna, B.C., Canada.

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred net cash outflows from operating activities of $373,224 for the six months ended February 29, 2024 ($600,887 for the six months ended February 28, 2023) and as at February 29, 2024 has incurred cumulative losses of $15,083,179 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

b. Basis of Consolidation

The financial statements have been prepared on a consolidated basis with those of the Company's 76% owned subsidiary, CapNTrack Inc. All intercompany transactions and balances have been eliminated.

c. Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of February 29, 2024 and August 31, 2023, cash and cash equivalents consisted of the following:

	February 29,	August 31,
	2024	2023
Cash	$110,740	$218,081
Cash equivalents	156,951	41,500
	$267,691	$259,581

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

The Company reviews these estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

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

The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and due to related party. The carrying amounts of these financial instruments approximate their fair values due to their short maturities. Cash and cash equivalents and marketable securities are in Level 1 within the fair value hierarchy.

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

4. MARKETABLE SECURITIES

On May 4, 2022 ("Closing Date"), the Company announced the sale of its Clayton Valley unpatented mining claims to Cypress Development Corporation ("Cypress") and as a result of this transaction received 3,000,000 shares of Cypress along with $1,100,000 in cash. During January 2023 Cypress underwent a name change to Century Lithium Corp ("Century"). The 3,000,000 shares were initially restricted for trade and as of February 29, 2024 are all tradable. Marketable securities as at February 29, 2024 consist of the Company's investment in 3,000,000 shares of Century of which a total of 2,042,200 have been sold, 902,000 of which were sold during the six month period ended February 29, 2024 (six months ended February 28, 2023 - 332,800) leaving 957,800 shares.

As at February 29, 2024, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2023	$989,307
Additions	-
Mark to market	183,691
Unrealized foreign exchange gain (loss)	7,763
Proceeds from disposal	(218,555)
Realized loss on disposal	(327,784)
Realized Foreign exchange loss on disposal	(20,640)
Balance, November 30, 2023	$613,782
Additions	-
Mark to market	397,441
Unrealized foreign exchange gain (loss)	(1,218)
Proceeds from disposal	(162,779)
Realized loss on disposal	(398,529)
Realized Foreign exchange loss on disposal	(18,383)
Balance, February 29, 2024	$430,314

5. MINERAL PROPERTY

West Tonopah

On February 25, 2022, the Company staked approximately 1,818 acres of unpatented mineral claims in Esmeralda County, Nevada for cash consideration of $10,500. During the six month period ended February 29, 2024, the Company expensed $50,364 (2023 - $8,035) in expenses relating to geologist work, sample assays, travel, and 43-101 report expenses.

6. RESEARCH AND DEVELOPMENT

Clean Technologies

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to the hydrogen technology ("Hydrogen Technology"). By acquiring this Hydrogen Technology, the Company is currently researching the opportunity to create process gas that can be used in commercial, industrial and mining applications by splitting the hydrogen from water via electrolysis. The technology is still in the research and development phase and is not commercially feasible as at the period ended February 29, 2024.

Energy Management System ("EMS")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending EMS. The Company created a Joint Venture ("JV") with 51%, now 76%, controlling interest in CapNTrack to run the commercial and industrial operations related to the EMS. As of February 29, 2024, one of the co inventors passed away and per the agreement 2.5 million shares held in escrow will be returned to treasury and cancelled. The company is waiting for the estate to provide the completed agreed to Release and Settlement Agreement to complete the return to treasury of the shares held in escrow. As at the period ended date of February 29, 2024, there have been no operations in the JV and only office costs have been incurred. The EMS is still in the research and development phase and it has not obtained commercial or operational feasibility as at the period end date of February 29, 2024.

	February 29,	February 28,
	2024	2023
Clean Technologies	$108,795	$57,352
Total Research and Development	$108,795	$57,352

7. RELATED PARTY TRANSACTIONS

For the six month period ended February 29, 2024, the Company was party to the following related party transactions:

•	The Company incurred $57,000 (February 28, 2023: $ 57,000) to the President of the Company in consulting fees.
•	The amounts outstanding in accounts payable to the President of the Company as at February 29, 2024 is $4,559 (August 31, 2023 - $17,196).
•	The Company incurred $15,000 (February 28, 2023: $10,000) to the CFO of the Company in consulting fees.
•	The Company incurred $554 to a director of the Company in geological consulting services
•	The Company incurred $4,433 in total to two directors of the Company for director fees.

8. SHARE CAPITAL

At the Annual General Meeting held in March of 2023, the authorized share capital was increased from 200 million shares to 500 million shares.

During the six months ended February 29, 2024, the Company issued no shares.

As at February 29, 2024 the Company had 155,166,088 (August 31, 2023: 155,166,088) shares issued and outstanding.

As at February 29, 2024 the Company had 7,000,000 (August 31 2023 - 7,000,000) shares held in escrow, that are included in the total shares issued and outstanding.

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

During the six months ended February 29, 2024 the Company did not issue any options.

During the six month period ended February 29, 2024 and February 28, 2023, the Company recorded $0 as stock based compensation expenses.

A summary of the changes in stock options for the six months ended February 29, 2024 is presented below:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value $
Balance, August 31, 2022	9,900,000	0.08
Expired	(1,750,000)	0.06
Balance, August 31, 2023	8,150,000	0.09
Expired	-	-
Balance, February 29, 2024 (Outstanding & Exercisable)	8,150,000	0.09	2.41	-

The Company has the following options outstanding and exercisable as at February 29, 2024:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life (Years)
14-Dec-20	14-Dec-25	0.05	2,100,000	1.79
28-Jan-21	28-Jan-26	0.14	2,000,000	1.92
4-Feb-21	4-Feb-26	0.18	100,000	1.93
5-Feb-21	5-Feb-26	0.18	300,000	1.94
27-Apr-21	27-Apr-26	0.12	100,000	2.16
28-May-21	28-May-26	0.12	50,000	2.24
1-Sep-21	1-Sep-26	0.08	500,000	2.51
6-Dec-21	6-Dec-26	0.07	1,000,000	2.77
18-Aug-22	18-Aug-27	0.06	2,000,000	3.47
Balance outstanding and exercisable			8,150,000	2.41

Warrants

There were no warrants issued during the period ended February 29, 2024.

A summary of warrants as at February 29, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2022	4,973,369	$0.04
Forfeited	(4,923,369)	0.04
Exercised	(50,000)	$0.04
Balance, August 31, 2023	-	-
Issued	-	-
Balance, February 29, 2024	-	-

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

The Company has a rental agreement for a corporate office for CDN $1,155 per month plus GST that expired December 31, 2023 and was renewed for CDN $853 per month plus GST that expires December 31, 2024. Rent expense for the six months ended February 29, 2024, was $4,563.

11. SEGMENTED INFORMATION

The Company's operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the period ended date and for the period ended February 29, 2024.

Long term Assets	Amount
United States of America	$10,500
Balance February 29, 2024	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
February 29, 2024	$	$	$	$
Expenses	(50,364)	(108,795)	(222,500)	(381,659)
Other income	-	-	(175,457)	(175,457)
Segment Loss	(50,364)	(108,795)	(397,957)	(557,116)
Total Assets	10,500	-	741,385	751,885

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2023	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2023	$	$	$	$
Expenses	(464,665)	(156,561)	(603,359)	(1,224,585)
Other income (Note 4)	-	-	(607,593)	(607,593)
Segment Loss	(464,665)	(156,561)	(1,210,952)	(1,832,178)
Total Assets (Note 4, 5)	10,500	-	1,347,708	1,358,208

12. PREPAID EXPENSES AND DEPOSITS

The balance of Prepaid Expenses and Deposits consisted of the following:

	February 29,	August 31,
Prepaid Expenses & Deposits	2024	2023
Advertising	$2,000	$-
Consultants	-	8,000
Exploration costs	7,260	28,400
Fees and Dues	19,937	-
Insurance	12,028	33,915
Investor Relations	-	13,593
Office Expenses	856	30
Research & Development	-	5,400
Total Prepaid Expenses& Deposits	$42,081	$89,338

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

On May 23, 2022 the Company announced the filing of Non provisional patent #1, known as the Enertopia Solar BoosterTM. The Enertopia Solar Booster captures heat from the solar panels, increasing PV output enhancing production and increasing the lifetime of the PV panels. During the six months ended February 29, 2024, we received comments from the USPTO (United States Patent and Trademark Office) that the USPTO has declined our application. We will not be pursuing this application any further. As a result, the 1,000,000 shares in escrow that were issued upon the condition of the granting of the patent will be returned to Treasury for cancellation. As of February 29, 2024 the shares were still in escrow.

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

Research and Development

We have incurred $965,361 in research and development expenditures over the last two fiscal years and $108,795 during the six months ended February 29, 2024.

Competition

There is strong competition relating to all aspects of the resource and technology sectors. We actively compete for capital, skilled personnel, market share, and in all other aspects of our operations with a substantial number of other organizations. These organizations include small development stage companies like our own, and large, established companies, many of which have greater technical and financial resources than our company.

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

Results of Operations - Six Months Ended February 29, 2024 and February 28, 2023

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 29, 2024, which are included herein.

Our operating results for the three months ended February 29, 2024 and February 28, 2023 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	February 29,	February 28,
	2024	2023	Change
Revenue	$-	$-	$-
General and administrative	17,335	32,225	14,890
Investor relations	7,923	19,269	11,346
Consulting fees	41,847	37,250	(4,597)
Fees and dues	10,712	19,239	8,527
Exploration expenses	4,712	5,048	336
Research and development	20,495	41,826	21,331
Professional fees	27,264	92,645	65,381
Other expenses (income)	17,080	(542,566)	(559,646)
Net loss (income)	$147,368	$(295,064)	$(442,432)

Our financial statements report no revenue for the three months ended February 29, 2024, and February 28, 2023. Our financial statements report a net loss of $147,368 for the three-month period ended February 28, 2023, compared to a net income of $295,064 for the three-month period ended February 28, 2023. Our net loss increased by $442,432 for the three-month period ended February 29, 2024 primarily due to the decrease in other expenses of $559,646. Other expense (income) primarily consisted of non-cash unrealized gain of $397,441 on mark to market and realized losses on disposition of $398,529 on marketable securities. Our operating costs were lower by $117,214 for February 29, 2024, compared to February 28, 2023. The decrease was due to general cost containment compared to February 28, 2023.

Our operating results for the six months ended February 29, 2024 and February 28, 2023 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	February 29,	February 28,
	2024	2023	Change
Revenue	$-	$-	$-
General and administrative	35,036	54,761	19,725
Investor relations	17,869	39,642	21,773
Consulting fees	90,058	101,744	11,686
Fees and dues	11,150	40,434	29,284
Exploration expenses	50,364	8,035	(42,329)
Research and development	108,795	57,352	(51,443)
Professional fees	68,387	123,894	55,507
Other expenses (income)	175,457	(274,092)	(449,549)
Net loss	$557,116	$151,770	$(405,346)

Our financial statements report no revenue for the six months ended February 29, 2024, and February 28, 2023. Our financial statements report a net loss of $557,116 for the six month period ended February 29, 2024, compared to a net loss of $151,770 for the six month period ended February 28, 2023. Our net loss increased by $405,346 for the six month period ended February 29, 2024 primarily due to increases in R&D and exploration expenses offset by general cost containment measures and further offset by decreases in other expenses from changes in marketable securities. Other income primarily consisted of non-cash unrealized mark to market gains of $581,131 and realized losses on disposition of $726,313 on marketable securities. Our operating costs were lower by $44,203 for February 29, 2024, compared to February 28, 2023. The decrease was primarily due to general cost containment and increases in R&D of $51,443 and exploration costs of $42,329 for the period.

Liquidity and Financial Condition

Working Capital	February 29,	August 31,
	2024	2023
Current assets	$741,385	$1,347,708
Current liabilities	283,393	332,600
Working capital	$457,992	$1,015,108

As at February 29, 2024, we had $283,393 in current liabilities, which is lower by $49,207 when compared to current liabilities as at August 31, 2023.

	February 29,	February 28,
Cash Flows	2024	2023
Cash flows used in operating activities	$(373,224)	$(600,887)
Cash flows from investing activities	381,334	288,928
Cash flows from financing activities	-	2,000
Net (decrease) increase in cash during year	$8,110	$(309,959)

Operating Activities

Net cash used in operating activities was $373,224 in the six months ended February 29, 2024 compared with net cash used in operating activities of $600,887 in the same period in 2023.

Investing Activities

Net cash provided by investing activities was $381,334 and $288,928 in the six months ended February 29, 2024 and February 28, 2023, respectively.

Financing Activities

The Company had no financing activities in the six months ended February 29, 2024 and $2,000 from the exercise of warrants during the six months ended February 28, 2023.

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

As of February 29, 2024, the end of the second quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
April 12, 2024

By:	/s/ "Allan Spissinger"
Allan Spissinger CPA, CA
Chief Financial Officer
April 12, 2024