Form 10-Q
period 2024-05-31
Enertopia Corp.
filed 2024-07-12
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

155,166,088 common shares issued and outstanding as of July 12, 2024

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the nine month period ended May 31, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	May 31,	August 31,
	2024	2023
ASSETS
Current
Cash and cash equivalents	$197,727	$259,581
Marketable securities (Note 4)	174,491	989,307
Accounts receivable	3,558	9,482
Prepaid expenses and deposit (Note 12)	84,498	89,338
Total Current Assets	460,274	1,347,708

Non-current assets, net
Mineral property (Note 5)	10,500	10,500
TOTAL ASSETS	$470,774	$1,358,208

LIABILITIES
Current
Accounts payable and accrued liabilities	$290,399	$315,404
Due to related party (Note 7)	-	17,196
Total Liabilities	290,399	332,600

STOCKHOLDERS' EQUITY
Share Capital (Note 8)
Authorized:
500,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
155,166,088 common shares at May 31, 2024 and 155,166,088 at August 31, 2023	155,167	155,167
Additional paid-in capital (Note 9)	15,397,607	15,397,607
Deficit	(15,371,244)	(14,526,485)
Equity attributable to shareholders of the Company	181,530	1,026,289
Non-controlling interest	(1,155)	(681)
Total Stockholders' Equity	180,375	1,025,608
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$470,774	$1,358,208

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS' EQUITY
Balance, August 31, 2022	155,116,088	$155,117	$15,395,657	$(12,694,988)	$-	$2,855,786
Comprehensive loss	-	-	-	(446,834)	-	(446,834)
Balance, November 30, 2022	155,116,088	$155,117	$15,395,657	$(13,141,822)	$-	$2,408,952
Warrants issued for cash	50,000	50	1,950	-	-	2,000
Non controlling interest	-	-	-	-	(97)	(97)
Comprehensive loss	-	-	-	295,161	-	295,161
Balance, February 28, 2023	155,166,088	155,167	15,397,607	(12,846,661)	(97)	2,706,016
Non controlling interest	-	-	-	-	(292)	(292)
Comprehensive loss	-	-	-	(1,139,103)	-	(1,139,103)
Balance, May 31, 2023	155,166,088	$155,167	$15,397,607	$(13,985,764)	$(389)	$1,566,621
Non controlling interest	-	-	-	-	(292)	(292)
Comprehensive loss	-	-	-	(540,721)	-	(540,721)
Balance, August 31, 2023	155,166,088	$155,167	$15,397,607	$(14,526,485)	$(681)	$1,025,608
Non controlling interest	-	-	-	-	(292)	(292)
Comprehensive loss	-	-	-	(409,456)	-	(409,456)
Balance, November 30, 2023	155,166,088	$155,167	$15,397,607	$(14,935,941)	$(973)	$615,860
Non controlling interest	-	-	-	-	(130)	(130)
Comprehensive loss	-	-	-	(147,402)	-	(147,402)
Balance, February 29, 2024	155,166,088	$155,167	$15,397,607	$(15,083,343)	$(1,103)	$468,328
Non controlling interest	-	-	-	-	(52)	(52)
Comprehensive loss	-	-	-	(287,901)	-	(287,901)
Balance, May 31, 2024	155,166,088	$155,167	$15,397,607	$(15,371,244)	$(1,155)	$180,375

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023
Expenses
Accounting and audit	$11,183	$(4,419)	$37,338	$45,131
Consulting (Note 6, 7)	53,274	30,752	143,332	132,496
Fees and dues	42,213	39,651	53,363	80,085
Investor relations	4,311	12,812	22,180	52,454
Legal and professional	14,396	7,259	56,628	81,603
Office and miscellaneous	15,577	31,168	50,829	85,929
Mineral exploration costs	7,080	421,716	57,444	429,751
Research and development	21,883	45,072	130,678	102,424
Total expenses	169,917	584,011	551,792	1,009,873

Loss for the period before other items	(169,917)	(584,011)	(551,792)	(1,009,873)

Other income (expense)
Foreign exchange gain (loss)	(1,417)	(1,379)	786	(3,736)
Realized loss on marketable securities	(243,560)	(204,637)	(969,873)	(327,378)
Realized foreign exchange loss on marketable securities	(14,451)	(19,134)	(53,474)	(30,537)
Unrealized loss on marketable securities	161,362	(324,529)	742,493	222,779
Unrealized foreign exchange gain (loss) on marketable securities	(19,918)	(5,705)	(13,373)	(142,420)
Net loss for the period	(287,901)	(1,139,395)	(845,233)	(1,291,165)

Net loss attributable to:
Common shareholders	(287,849)	(1,139,103)	(844,759)	(1,290,776)
Non controlling interest	(52)	(292)	(474)	(389)

Basic and diluted loss per share
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding
Basic and diluted	155,166,088	155,166,088	155,166,088	155,135,136

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	NINE MONTHS ENDED
	May 31,	May 31,
	2024	2023
Cash flows used in operating activities
Net Loss	$(845,233)	$(1,291,165)
Changes to reconcile net loss to net cash used in operating activities
Unrealized gain on marketable securities	(742,494)	(222,780)
Unrealized foreign exchange on marketable securities	13,373	142,420
Loss on disposal of marketable securities	969,873	327,378
Foreign exchange loss on disposal of marketable securities	53,474	30,537
Change in non-cash working capital items:
Accounts receivable	5,924	(922)
Prepaid expenses and deposits	4,840	61,748
Accounts payable and accrued liabilities	(25,005)	(6,350)
Due to related parties	(17,196)	(47,250)
Net cash used in operating activities	$(582,444)	$(1,006,384)

Cash flows from investing activities
Proceeds from sale of marketable securities	520,590	629,469
Net cash from investing activities	$520,590	$629,469

Cash flows from financing activities
Net proceeds from warrants exercised	-	2,000
Net cash from financing Activities	$-	$2,000

Decrease in cash and cash equivalents	(61,854)	(374,915)
Cash and cash equivalents at beginning of period	259,581	615,207
Cash and cash equivalents at end of period	$197,727	$240,292

Supplemental information of cash flows:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

ENERTOPIA CORP. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) May 31, 2024 (Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed consolidated interim financial statements for the period ended May 31, 2024 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the August 31, 2023 audited annual financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company is engaged in the business of Lithium exploration at their Nevada claims, along with holding intellectual property & patents in the green technology space. The Company office is located in Kelowna, B.C., Canada.

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred net cash outflows from operating activities of $582,444 for the nine month ended May 31, 2024 ($1,006,384 for the nine month ended May 31, 2023) and as at May 31, 2024 has incurred cumulative losses of $15,371,244 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

c. Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of May 31, 2024 and August 31, 2023, cash and cash equivalents consisted of the following:

	May 31,	August 31,
	2024	2023
Cash	$72,686	$218,081
Cash equivalents	125,041	41,500
	$197,727	$259,581

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

e. Earnings Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC 220 "Earnings Per Share". Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options.

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

4. MARKETABLE SECURITIES

On May 4, 2022 ("Closing Date"), the Company announced the sale of its Clayton Valley unpatented mining claims to Cypress Development Corporation ("Cypress") and as a result of this transaction received 3,000,000 shares of Cypress along with $1,100,000 in cash. During January 2023 Cypress underwent a name change to Century Lithium Corp ("Century"). The 3,000,000 shares were initially restricted for trade and as of May 31, 2024 are all tradable. Marketable securities as at May 31, 2024 consist of the Company's investment in 3,000,000 shares of Century of which a total of 2,354,700 have been sold, 1,214,500 of which were sold during the nine month period ended May 31, 2024 (nine month ended May 31, 2023 - 776,700) leaving 645,300 shares.

As at May 31, 2024, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2023	$989,307
Additions	-
Mark to market	183,691
Unrealized foreign exchange gain (loss)	7,763
Proceeds from disposal	(218,555)
Realized loss on disposal	(327,784)
Realized Foreign exchange loss on disposal	(20,640)
Balance, November 30, 2023	$613,782
Additions	-
Mark to market	397,441
Unrealized foreign exchange gain (loss)	(1,218)
Proceeds from disposal	(162,779)
Realized loss on disposal	(398,529)
Realized Foreign exchange loss on disposal	(18,383)
Balance, February 29, 2024	$430,314
Additions	-
Mark to market	161,362
Unrealized foreign exchange gain (loss)	(19,918)
Proceeds from disposal	(139,256)
Realized loss on disposal	(243,560)
Realized Foreign exchange loss on disposal	(14,451)
Balance, May 31, 2024	$174,491

5. MINERAL PROPERTY

West Tonopah

On February 25, 2022, the Company staked approximately 1,818 acres of unpatented mineral claims in Esmeralda County, Nevada for cash consideration of $10,500. During the nine month period ended May 31, 2024, the Company expensed $57,444 in expenses relating to geologist work, sample assays, and travel expenses. During the nine month period ended May 31, 2024, the Company expensed $429,751 in expenses relating to geologist work, sample assays, travel expenses and 43-101 report expenses.

	May 31,	May 31,
	2024	2023
Drilling	$-	$325,170.00
Geologists	14,362	72,042.00
Sample Assays	21,175	15,918.00
Travel & Misc	21,907	16,621
Total Exploration	$57,444	$429,751

6. RESEARCH AND DEVELOPMENT

Clean Technologies

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to the hydrogen technology ("Hydrogen Technology"). By acquiring this Hydrogen Technology, the Company is currently researching the opportunity to create process gas that can be used in commercial, industrial and mining applications by splitting the hydrogen from water via electrolysis. The technology is still in the research and development phase and is not commercially feasible as at the period ended May 31, 2024.

Energy Management System ("EMS")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending EMS. The Company created a Joint Venture ("JV") with 51%, now 76%, controlling interest in CapNTrack to run the commercial and industrial operations related to the EMS. As of May 31, 2024, one of the co inventors passed away and per the agreement 2.5 million shares held in escrow will be returned to treasury and cancelled. The company is waiting for the estate to provide the completed agreed to Release and Settlement Agreement to complete the return to treasury of the shares held in escrow. As at the period ended date of May 31, 2024, there have been no operations in the JV and only office costs have been incurred. The EMS is still in the research and development phase and it has not obtained commercial or operational feasibility as at the period end date of May 31, 2024.

	May 31,	May 31,
	2024	2023
Clean Technologies	$129,740	$98,722
Energy Management Systems	938	3,702
Total Research and Development	$130,678	$102,424

7. RELATED PARTY TRANSACTIONS

For the nine month period ended May 31, 2024, the Company was party to the following related party transactions:

•	The Company incurred $85,500 (May 31, 2023: $85,500) to the President of the Company in consulting fees.
•	The amounts outstanding in accounts payable to the President of the Company as at May 31, 2024 is $0 (August 31, 2023 - $17,196).
•	The Company incurred $22,500 (May 31, 2023: $15,000) to the CFO of the Company in consulting fees.
•	The Company incurred $581 to a director of the Company in geological consulting services
•	The Company incurred $6,976 in total to two directors of the Company for director fees.

8. SHARE CAPITAL

At the Annual General Meeting held in March of 2023, the authorized share capital was increased from 200 million shares to 500 million shares.

During the nine months ended May 31, 2024, the Company issued no shares.

As at May 31, 2024 the Company had 155,166,088 (August 31, 2023: 155,166,088) shares issued and outstanding.

As at May 31, 2024 the Company had 7,000,000 (August 31 2023 - 7,000,000) shares held in escrow, that are included in the total shares issued and outstanding.

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

During the nine month ended May 31, 2024 the Company did not issue any options.

During the nine month period ended May 31, 2024 and 2023, the Company recorded $0 as stock based compensation expenses.

A summary of the changes in stock options for the nine month ended May 31, 2024 is presented below:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value $
Balance, August 31, 2022	9,900,000	0.08
Expired	(1,750,000)	0.06
Balance, August 31, 2023	8,150,000	0.09
Expired	-	-
Balance, May 31, 2024 (Outstanding & Exercisable)	8,150,000	0.09	2.16	-

The Company has the following options outstanding and exercisable as at May 31, 2024:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life (Years)
14-Dec-20	14-Dec-25	0.05	2,100,000	1.54
28-Jan-21	28-Jan-26	0.14	2,000,000	1.66
4-Feb-21	4-Feb-26	0.18	100,000	1.68
5-Feb-21	5-Feb-26	0.18	300,000	1.68
27-Apr-21	27-Apr-26	0.12	100,000	1.91
28-May-21	28-May-26	0.12	50,000	1.99
1-Sep-21	1-Sep-26	0.08	500,000	2.25
6-Dec-21	6-Dec-26	0.07	1,000,000	2.52
18-Aug-22	18-Aug-27	0.06	2,000,000	3.22
Balance outstanding and exercisable			8,150,000	2.16

Warrants

There were no warrants issued during the period ended May 31, 2024.

A summary of warrants as at May 31, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2022	4,973,369	$0.04
Forfeited	(4,923,369)	0.04
Exercised	(50,000)	0.04
Balance, August 31, 2023	-	-
Issued	-	-
Balance, August 31, 2024	-	-

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

The Company has a rental agreement for a corporate office for CDN $853 per month plus GST that expires December 31, 2024. Rent expense for the three and nine month ended May 31, 2024 and 2023 were $1,878 and $6,441, respectively and $2,586 and $7,507, respectively.

11. SEGMENTED INFORMATION

The Company's operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the period ended date and for the period ended May 31, 2024.

Long term Assets	Amount
United States of America	$10,500
Balance May 31, 2024	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
May 31, 2024	$	$	$	$
Expenses	(57,444)	(130,678)	(363,670)	(551,792)
Other income	-	-	(293,441)	(293,441)
Segment Loss	(57,444)	(130,678)	(657,111)	(845,233)
Total Assets	10,500	-	460,274	470,774

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2023	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2023	$	$	$	$
Expenses	(464,665)	(156,561)	(603,359)	(1,224,585)
Other income (Note 4)	-	-	(607,593)	(607,593)
Segment Loss	(464,665)	(156,561)	(1,210,952)	(1,832,178)
Total Assets (Note 4, 5)	10,500	-	1,347,708	1,358,208

12. PREPAID EXPENSES AND DEPOSITS

The balance of Prepaid Expenses and Deposits consisted of the following:

	May 31,	August 31,
Prepaid Expenses & Deposits	2024	2023
Advertising	$1,000	$-
Consultants	18,000	8,000
Exploration costs	4,580	28,400
Fees and Dues	14,596	-
Insurance	44,960	33,915
Investor Relations	-	13,593
Office Expenses	1,362	30
Research & Development	-	5,400
Total Prepaid Expenses & Deposits	$84,498	$89,338

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

On May 23, 2022 the Company announced the filing of Non provisional patent #1, known as the Enertopia Solar BoosterTM. The Enertopia Solar Booster captures heat from the solar panels, increasing PV output enhancing production and increasing the lifetime of the PV panels. During the nine month ended May 31, 2024, we received comments from the USPTO (United States Patent and Trademark Office) that the USPTO has declined our application. We will not be pursuing this application any further. As a result, the 1,000,000 shares in escrow that were issued upon the condition of the granting of the patent will be returned to Treasury for cancellation. As of May 31, 2024 the shares were still in escrow.

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

The Company held its AGM on May 17, 2024. On May 21, 2024 the Company reported on form 8-K that all resolutions were passed, which included a resolution for the Directors to consolidate the shares of the company based on a range of 1-5 to 1-20 consolidation. The exact number to be determined at the time the Directors decide to proceed with the share consolidation. At the time of filing of this report the Directors there has not been a decision to proceed with the share consolidation.

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

Research and Development

We have incurred $965,361 in research and development expenditures over the last two fiscal years and $130,678 during the nine month ended May 31, 2024.

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

Results of Operations - Three month ended May 31, 2024 and May 31, 2023

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2024, which are included herein.

Our operating results for the three months ended May 31, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	May 31,	May 31,
	2024	2023	Change
Revenue	$-	$-	$-
General and administrative	15,577	31,168	15,591
Investor relations	4,311	12,812	8,501
Consulting fees	53,274	30,752	(22,522)
Fees and dues	42,213	39,651	(2,562)
Exploration expenses	7,080	421,716	414,636
Research and development	21,883	45,072	23,189
Professional fees	25,579	2,840	(22,739)
Other expenses	117,984	555,384	437,400
Net loss	$287,901	$1,139,395	$851,494

Our financial statements report no revenue for the three months ended May 31, 2024, and 2023. Our financial statements report a net loss of $287,901 for the three-month period ended May 31, 2024, compared to a net loss of $1,139,395 for the three-month period ended May 31, 2023. Our net loss decreased by $851,494 for the three-month period ended May 31, 2024 primarily due to the decrease in other expenses of $437,400 and exploration expenses of $414,636. Other expense (income) primarily consisted of non-cash unrealized gain of $161,362 on mark to market and realized losses on disposition of $243,560 on marketable securities.  The decrease in exploration expenses primarily consisted of the drilling program and related Geologist work conducted in April of 2023 for $325,170 and $56,519 respectively. Our operating costs were lower by $851,494 for May 31, 2024, compared to May 31, 2023 primarily from the decreases in exploration and other costs, but also general cost containment compared to May 31, 2023.

Results of Operations - Nine month ended May 31, 2024 and May 31, 2023

Our operating results for the nine month ended May 31, 2024 and May 31, 2023 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	May 31,	May 31,
	2024	2023	Change
Revenue	$-	$-	$-
General and administrative	50,829	85,929	35,100
Investor relations	22,180	52,454	30,274
Consulting fees	143,332	132,496	(10,836)
Fees and dues	53,363	80,085	26,722
Exploration expenses	57,444	429,751	372,307
Research and development	130,678	102,424	(28,254)
Professional fees	93,966	126,734	32,768
Other expenses (income)	293,441	281,292	(12,149)
Net loss	$845,233	$1,291,165	$445,932

Our financial statements report no revenue for the nine month ended May 31, 2024, and May 31, 2023. Our financial statements report a net loss of $845,233 for the nine month period ended May 31, 2024, compared to a net loss of $1,291,165 for the nine month period ended May 31, 2023. Our net loss decreased by $445,932 for the nine month period ended May 31, 2024 primarily due to decreases in exploration expenses from the drilling program completed in April 2023 for $325,170 and $56,519 respectively, general cost containment measures. Other income primarily consisted of non-cash unrealized mark to market gains of $742,493 and realized losses on disposition of $969,873 on marketable securities. Our operating costs were lower by $445,932 for May 31, 2024, compared to May 31, 2023 primarily due reduced exploration costs and general cost containment.

Liquidity and Financial Condition

Working Capital	May 31,	August 31,
	2024	2023
Current assets	$460,274	$1,347,708
Current liabilities	290,399	332,600
Working capital	$169,875	$1,015,108

As at May 31, 2024, we had $290,399 in current liabilities, which is lower by $42,201 when compared to current liabilities as at August 31, 2023.

	May 31,	May 31,
Cash Flows	2024	2023
Cash flows used in operating activities	$(582,444)	$(1,006,384)
Cash flows from investing activities	520,590	629,469
Cash flows from financing activities	-	2,000
Net (decrease) increase in cash during year	$(61,854)	$(374,915)

Operating Activities

Net cash used in operating activities was $582,444 in the nine month ended May 31, 2024 compared with net cash used in operating activities of $1,006,384 in the same period in 2023.

Investing Activities

Net cash provided by investing activities was $520,590 and $629,469 in the nine month ended May 31, 2024 and May 31, 2023, respectively.

Financing Activities

The Company had no financing activities in the nine month ended May 31, 2024 and $2,000 from the exercise of warrants during the nine month ended May 31, 2023.

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

As of May 31, 2024, the end of the third quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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
July 12, 2024

By:	/s/ "Allan Spissinger"
Allan Spissinger CPA, CA
Chief Financial Officer
July 12, 2024