Form 10-K
period 2024-08-31
Enertopia Corp.
filed 2024-11-25
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 000-51866

ENERTOPIA CORP.

(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#7 1873 SPALL RD., KELOWNA, BRITISH
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report.  [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]      No [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 29, 2024 147,611,088 was $2,657,000 based on a $0.018 closing price for the Common Stock on February 29, 2024.

For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 155,166,088 common shares as of November 22, 2024

DOCUMENTS INCORPORATED BY REFERENCE

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

The Company controls 88 unpatented mineral lode claims in Esmeralda County, NV staked covering 1,818 acres of land administrated by the BLM on February 25, 2022. The Company has been focused on using modern technology on extracting lithium and verifying or sourcing other intellectual property in the EV & green technology sectors in developing environmental solutions. In May and August 2023, it announced three non-provisional patents applicable to the above sectors.

The address of our principal executive office is #7 1873 Spall Rd., Kelowna, British Columbia V1Y 4R2. Our telephone number is (250) 870-2219. Our current location provides adequate office space for our purposes at this stage of our development.

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

During February 2024, we received comments from the USPTO (United States Patent and Trademark Office) that the USPTO has declined our application for the Enertopia Solar BoosterTM. We will not be pursuing this application any further. As a result, the 1,000,000 shares in escrow that were issued upon the condition of the granting of the patent will be returned to Treasury for cancellation.  As of August 31, 2024 the shares were still in escrow.

The Company held its AGM on May 17, 2024. On May 21, 2024 the Company reported on form 8-K that all resolutions were passed, which included a resolution for the Directors to consolidate the shares of the company based on a range of 1-5 to 1-20 consolidation. The exact number to be determined at the time the Directors decide to proceed with the share consolidation. At the time of filing of this report there has not been a decision to proceed with the share consolidation.

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

On April 2, 2020 the Company announced its maiden 43-101 Lithium resource report. The project this report referenced was sold on May 5, 2022 for $1,050,000 in cash and 3,000,000 shares of Cypress Development Corp (renamed to Century Lithium), plus a $50,000 cash deposit received February 24, 2022.

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

On November 2, 2023 the Company announced completion of its National Instrument 43-101 technical report for the West Tonopah (WT) Lithium Project (filed in on form 8K November 2, 2023).  Key data from the report include:

• Current geological modeling has separated the project into two mineral resource areas; the higher-lithium grade western area defined by 18 sonic drillholes, and the lower-lithium grade eastern area defined by 4 sonic drillholes.

• The western resource area is estimated to contain 212,000 tonnes lithium carbonate equivalent (LCE) of indicated mineral resources at 609 parts per million (ppm) lithium and 420,000 tonnes LCE of inferred mineral resources at 722 ppm.

• The lithium-claystone mineralization occurs in the near surface (between zero and approximately 70 feet of overburden).

• High-grade western resource zone currently accounts for 100% of the indicated and 94.4% of the inferred mineral resources at the WT Lithium Project.

• There is good potential for the indicated portion of the mineral resources in the west resource area to increase because the indicated resource is restricted to the current depth of the drilling with continuing mineralization evident at the end-of-hole depths in several drillholes.

On January 19, 2024 the Company announced that one of the co inventors in CapNtrack was over come by a sudden illness and has passed away. After discussions with the Estate, Enertopia and the Estate have entered into a mutual Release and Settlement Agreement. Based on the terms of the Agreement the 2,500,000 shares held in escrow will be returned to Treasury for cancellation. Also, the 25% interest in CapNtrack held by the deceased co-inventor has been returned to Enertopia. Enertopia now has a 76% ownership interest in CapNtrack with the remaining inventor holding the remaining 24% interest.

During February 2024, we received comments from the USPTO (United States Patent and Trademark Office) that the USPTO has declined our application for the Enertopia Solar BoosterTM. We will not be pursuing this application any further. As a result, the 1,000,000 shares in escrow that were issued upon the condition of the granting of the patent will be returned to Treasury for cancellation.  As of August 31, 2024 the shares were still in escrow.

On May 29, 2024 the Company announced results of solution testing work performed on lithium mineralized material from our 2023 drill program on our West Tonopah Lithium project.  Highlights of the process development and laboratory work completed to-date:

  HCL acid leaching - extraction of 97% lithium is achieved with 4 hours of retention time at 60 degrees C.
  HCL acid leaching - extraction of 91% lithium is achieved with 1 hour of retention time at 60 degrees C.
  Sulphuric acid leaching - extraction of 91% lithium is achieved with 4 hours of retention time at 60d degrees C.
  Sulphuric acid leaching - extraction of 79% lithium is achieved with 1 hour of retention time at 60 degrees C.
  Distilled water leaching for baseline test - extraction of 1% lithium is achieved with 24 hours or retention time at 23degrees C.

The Company held its AGM on May 17, 2024. On May 21, 2024 the Company reported on form 8-K that all resolutions were passed, which included a resolution for the Directors to consolidate the shares of the company based on a range of 1-5 to 1-20 consolidation. The exact number to be determined at the time the Directors decide to proceed with the share consolidation. At the time of filing of this report there has not been a decision to proceed with the share consolidation.

Our Current Business

Enertopia is engaged in the business of Lithium exploration at their Nevada claims, along with performing research and development and holding intellectual property & non provisional pending patents in the green technology space.

Mineral Property

West Tonopah Lithium

On February 25, 2022, the Company had 88 unpatented mineral lode claims in Esmeralda County, NV staked covering 1,818 acres of land administrated by the BLM. The property is in good standing until September 1, 2025. Estimated respective yearly holding fees to the BLM $17,600 and $1,068 to Esmeralda County NV.

Enertopia Claim name	State or Federal Agency	Claim number from	Claim number to
MS 1-88	BLM	NV 105296951	NV 105297038
MS 1-88	Esmeralda County, NV	230856	230943

Company completed its maiden drill program in June 2022, second phase drill program April 2023 and has a published S-K 1300 Technical Resource report. Further information can be found at www.enertopia.com.

TECHNOLOGY

The company continues to test off-the-shelf technology under the potential for lower capex scenarios in lithium extraction.

NON PROVISIONAL PATENTS

On May 23, 2022 the Company announced the filing of Non provisional patent #1, known as the Enertopia Solar BoosterTM. The Enertopia Solar Booster captures heat from the solar panels, increasing PV output enhancing production and increasing the lifetime of the PV panels. On January 19, 2024 the Company announced that the USPTO had declined our Non provisional patent application and the Company has determined not to pursue the application.

On May 23, 2022 the Company announced the filing of Non provisional patent #2, known as Enertopia Heat ExtractorTM Heat Extractor Technology can be used behind the PV panels or in a glazed format on their own to create liquid temperatures to 200 degrees F and is undergoing USPTO review.

On August 15, 2022 the Company announced the filing of Non provisional patent #3, known as Enertopia RainmakerTM By cooling the backside of the PV panels below the dew point the atmospheric moisture condenses on the back side of the panel and drips as rain into the tray collecting the water, and is undergoing USPTO review.

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

On November 30, 2007, Mr. McAllister was appointed as our President and on April 14, 2008 he was appointed as a director. On May 1, 2022, the Company entered into a consulting agreement with President of the Company for $9,500 per month plus goods and services tax ("GST") on a continuing basis.  On July 1, 2024, Mr. McAllister voluntarily suspended and terminated accrual of these consulting fees.

The Company has a consulting agreement with the CFO of the Company Mr. Allan Spissinger for corporate administration and consulting services for $7,500 per quarter plus goods and services tax ("GST") on a continuing basis.

We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed.

Research and Development

We have incurred $313,241 in research and development expenditures over the last two fiscal years.

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

There is an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the year ended August 31, 2024 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the year ended August 31, 2024, we have incurred cumulative losses of $15,524,969 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

Our internal computer systems, or those of our contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our technology development programs.

Despite the implementation of cyber security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For example, the loss of data or data from any future technology programs could result in delays in our development and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our technologies could be delayed.

Our proprietary information, or that of our consultants, suppliers and business partners, may be lost or we may suffer security breaches.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, technology data, our proprietary business information and that of our consultant, suppliers and business partners in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to error, malfeasance or other disruptions. Although to our knowledge we have not experienced any such material security breach to date, any such breach could compromise our network, or the networks of our consultants or other third-party service providers, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, regulatory penalties, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and our ability to conduct technology programs, which could adversely affect our business and reputation and lead to delays in technology development, patent filings, and other programs. Although we maintain business interruption insurance coverage, our insurance might not cover all losses from any future breaches of our systems.

Failure of our information technology systems could significantly disrupt the operation of our business.

Our business increasingly depends on the use of information technologies, which means that certain key areas such as research and development are to a large extent dependent on our information systems or those of consultants or third-party providers. Our ability to execute our business plan and to comply with regulatory requirements with respect to data control and data integrity, depends, in part, on the continued and uninterrupted performance of our information technology systems, or IT systems and the IT systems supplied by consultants and third-party service providers. These systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we, our consultants and our third-party service providers have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures or problems arising during the upgrade of any of our IT systems that interrupt our ability to generate and maintain data, and in particular to operate our proprietary technology platform, could adversely affect our ability to operate our business.

Our information technology systems could face serious disruptions that could adversely affect our business.

Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions in our collaborations with our partners and delays in our research and development work.

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

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct risk assessments at least annually to identify cybersecurity threats. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls and other safeguards we have put in place to manage such risks. Our risk management process also encompasses cybersecurity risks associated with the use of our major third-party vendors and service providers.

Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize the identified risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards. We believe we have allocated adequate resources related to our cybersecurity risk management processes and have designated our Chief Executive Officer responsible with the responsibility of managing the cybersecurity risk assessment and mitigation process.

As part of our overall risk management program, we provide required training to consultants and employees in high risk areas on cybersecurity. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, "Risk Factors," in this annual report on Form 10-K , including the risk factors entitled "Our internal computer systems, or those of our contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our technology development programs," "Our proprietary information, or that of our customers, suppliers and business partners, may be lost or we may suffer security breaches," and "Failure of our information technology systems could significantly disrupt the operation of our business.

Item 2. Properties

Executive Offices

The address of our executive office is #7 1873 Spall Rd., Kelowna, British Columbia V1Y 4R2. Our main telephone number is (250) 870-2219. Our current location provides adequate office space for our purposes at this stage of our development.

West Tonopah Lithium Exploration Project

Property Introduction

The West Tonopah Lithium Project consists of 88 unpatented Lode Mining Claims that are 100% owned by Enertopia and encompass a contiguous land position of approximately 1,818 acers. The Property encompasses all of Sections 19 and 30 Township 42N and Range 4E, and parts of Section 20 Township 42N and Range 4E and Sections 24 and 25 Township 3N Range 41E (Fig. 1). The centroid of the Property in Lambert Conformal projection is at Latitude 38.092867028 and Longitude -117.305668157. The claims were acquired directly from the United States Department of the Interior, Bureau of Land Management. Estimated respective yearly holding fees to the BLM is $17,600 and $1,068 to Esmeralda County NV. To date $10,500 has been capitalized to the project and $732,493 in exploration and property expenses have been recorded as mineral exploration expenses.

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

Enertopia has obtained surface authorization rights in the form of a Notice of Intent (NOI) through the Bureau of Land Management Tonopah Field Office and a current NOI bond for $5,596 is held by the State of Nevada Minerals Division. There are no royalties applicable to the West Tonopah Lode Claims. If mineral extraction were to occur in the future on these claims, the State of Nevada would impose taxes.

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

360000
460000
560000
660000
4360000
4260000
4160000
4060000
80
95
40
50
Fallon
Eureka
McGill
93
Ely
6
GREAT BASIN
NV
MONITOR RANGE
West Tonopah
Lithium Project
Warm Springs
Tonopah
395
365
CA
95
15
Las Vegas
Pahrump
Henderson
NORTH
West Tonopah
Lithium Project
Legend
City/Town
Freeway
Highway
Railroad
State Boundary
West Tonopah Lithium Project
Enertopia Corporation
West Tonopah Lithium Project, Nevada, USA
General Location
1:3,000,000
UTM N83 Zone 11
July 2023
0
100
km
APEX
GEOSCIENCE

Property Location and Access Map Fig 1

460000
480000
5N 40E
5N 41E
5N 42E
5N 43E
89
4N 40E
4N 41E
4N 42E
4N 43E
4N 44E
SMOKY VALLEY
Nye
4220000
6
3N 40E
3N 41E
3N 42E
3N 43E
3N 44E
376
Tonopah
Esmeralda
2N 40E
2N 41E
2N 42E
2N 43E
2N 44E
95
1N 40E
1N 41E
1N 42E
1N 43E
4200000
N
Legend
City/Town
Highway
Major Road
Property Outline
Nevada Section Township Range (PLSS)
County Boundary
Enertopia Corporation
West Tonopah Lithium Project, Nevada, USA
Location and Access Map
1:250,000
UTM N83 Zone 11
July 2023
0
8
km
APEX GEOSCIENCE

Property Location and Access Map Fig 2

471000
472000
473000
474000
475000
476000
4219000
4218000
4217000
4216000
4215000
4214000
N
NYE
ESMERALDA
89
6
6
Slime Wash
5287 ft
MS 19
MS 18
MS 1
MS 20
MS 17
MS 2
MS 21
MS 16
MS 3
MS 22
MS 15
MS 4
MS 23
MS 14
MS 5
MS 24
MS 13
MS 6
MS 25
MS 12
MS 7
MS 29
MS 26
MS 11
MS 8
MS 28
MS 27
MS 10
MS 9
MS 33
MS 34
MS 51
MS 52
MS 35
MS 36
MS 53
MS 54
MS 37
MS 38
MS 55
MS 56
MS 39
MS 40
MS 57
MS 58
MS 41
MS 42
MS 59
MS 60
MS 43
MS 44
MS 61
MS 62
MS 45
MS 46
MS 63
MS 64
MS 47
MS 48
MS 65
MS 66
MS 49
MS 50
MS 67
MS 68
MS 32
MS 31
MS 30
MS 85
MS 86
MS 87
MS 88
MS 69
MS 71
MS 73
MS 75
MS 70
MS 72
MS 74
MS 76
MS 77
MS 79
MS 81
MS 83
MS 78
MS 80
MS 82
MS 84

Legend

- Highway
- Major Road
- Mineral Claim, No
- County Boundary

Enertopia Corporation

West Tonopah Lithium Project, Nevada, USA

Land Tenure Map

1:40,000	UTM N83 Zone 11	July 2023

0 1,000 m

APEX GEOSCIENCE

Claims Location Fig 3

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

Critical steps in the determination of the lithium-claystone resource model and estimations included:

• Definition of the geology and geometry of the Siebert Formation sedimentary and pyroclastic rocks in the west and east resource areas utilizing a 10 m resolution Digital Elevation Model, and geological information from 5 winkie drillholes and 22 sonic drillholes.

• Lithium grade estimation of the Siebert Formation blocks utilizing 766 lithium assays including 12 and 754 assays from the winkie and Sonic drill programs, respectively. To ensure lithium metal grades were not overestimated, composites were capped to specified maximum values of 1,250 ppm and 670 ppm in the west and east resource areas.

• Based on the drillhole spacing and detail within the 3D geological model, a block model with a block size of 66 x 66 x 10 feet (or 20 m by 20 m in the horizontal directions and 3 m in the vertical direction was generated).

• The Ordinary Kriging (OK) technique was used to estimate the lithium at each parent block within the Siebert Formation wireframe. A two-pass method was employed that used two different search ellipses.

• The West Tonopah Lithium Project is a project of merit in that there is a concentration or occurrence of lithium-claystone in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. A conceptual pit shell based on theoretical, but reasonable, parameters (such as a lithium recovery of 80%) demonstrated that blocks contained within the conceptual pit satisfy the test of reasonable prospects for eventual economic extraction.

• A nominal density of 1.70 g/cm3 was applied to convert the Siebert Formation block volumes to tonnage based on analogous Tonopah- and Siebert Formation-based mineral resource studies.

• In determining the lower cutoff value, the Qualified Person reviewed the Enertopia drill core assay database in conjunction with several lithium-claystone early-and advanced-stage projects in Nevada, including those in the Tonopah region (Fayram et al., 2020; Loveday and Turner, 2020; Cukor et al., 2022; Roth et al., 2022; RESPEC, 2023; Riordan et al., 2023). The QP considers a lower cutoff of 400 ppm Li is reasonable based on publicly available comparative information.

• In consideration of Canadian Institute of Mining, Metallurgy, and Petroleum definition standards and S-K 1300, the west resource area is classified as indicated and inferred mineral resources and the east resource area is classified as an inferred mineral resource (Tables 1,2,3 below). Based on the total in-situ (global) blocks contained within the conceptual pit shell, which utilizes a three-year average lithium carbonate price of $26,500/tonne and a cutoff of 400 ppm Li, the West Tonopah Lithium Project's mineral resource estimations are summarized as follows:

• The west resource area has an indicated lithium-claystone resource estimate of 44,000 short tons (40,000 metric tonnes) of elemental Li (Table 1). The global (total) lithium carbonate equivalent (LCE) for the west indicated resource area, which is calculated by multiplying elemental lithium by a factor of 5.323, is 233,000 short tons (212,000 metric tonnes) LCE.

• The west resource area has an inferred lithium-claystone resource estimate of 87,000 short tons (79,000 metric tonnes) of elemental Li (Table 2). This translates to 463,000 short tons (420,000 metric tonnes) LCE.

• The east resource area has a lithium-claystone inferred resource estimate of 5,000 short tons (5,000 metric tonnes) of elemental Li (Table 2). This translates to 27,000 short tons (25,000 metric tonnes) LCE.

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

Item 4. Mine Safety Disclosures

Not Applicable

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

The high and low bid prices of our common stock on the OTCQB quotation service and Over-the-Counter Bulletin Board for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2024	$0.015	$0.007
May 2024	$0.023	$0.013
February 2024	$0.024	$0.012
November 2023	$0.034	$0.013

Quarter Ended(1)	High	Low
August 2023	$0.031	$0.015
May 2023	$0.05	$0.022
February 2023	$0.057	$0.02
November 2022	$0.05	$0.026

(1) The quotations above were obtained from Stockwatch.com, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 22, 2024, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.0161. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

The high and low bid prices (given in Canadian Dollars) of our common stock on the Canadian Securities Exchange for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2024	$0.02	$0.01
May 2024	$0.035	$0.015
February 2024	$0.035	$0.015
November 2023	$0.035	$0.01
August 2023	$0.045	$0.010
May 2023	$0.08	$0.035
February 2023	$0.09	$0.04
November 2022	N/A	N/A

(1) The quotations above were obtained from TD Waterhouse Investor Services and/or stockwatch.com, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Before January 9, 2023 the company's shares were not trading on the CSE.

As of the May 2024 Annual General Meeting, there were 5,345 holders of record of our common stock. As of November 29, 2023, 155,166,088 common shares were issued and outstanding.

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

None.

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

Equity Compensation Plan Information
Plan category Equity compensation plans approved by Security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2014 Stock Option Plan approved by security holders	8,150,000	$0.09	5,551,612
2023 Stock Option Plan approved by security holders	31,000,000	-	31,000,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2024.

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

Plan of Operation

During the next twelve-month period (beginning September 1, 2024), we intend to:

• identify and secure sources of equity and/or debt financing for property payments;

• identify and secure sources of equity and/or debt financing for continued testing for Lithium technology

• identify and secure sources of equity and/or debt financing for clean technology acquisitions;

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2024
Expense	Amount ($)
Mineral Costs	19,000
Management Consulting Fees	140,000
Technology Development	120,000
Professional fees	75,000
Rent	12,000
Other general administrative expenses	125,000
Total	$491,000

As at the date of this annual report, we do not have sufficient cash on hand to finance our entire potential and estimated $491,000 cash obligation to the proposed spending for the 12 months beginning September 1, 2024. Based on our current cash position of $247,350 we anticipate that we will require approximately $243,650 in additional cash to execute our business plan. In the event that we are unable raise sufficient cash we intend to reduce our planned expenditures to accommodate our means with a view toward prioritizing our pending patents and fulfilling our public reporting obligations. As at the date of this annual report we have no financing arrangements in place.

Results of Operations for our Years Ended August 31, 2024 and 2023

Our net income (loss) and comprehensive income (loss) for our year ended August 31, 2024, for our year ended August 31, 2023 and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	August 31,	August 31,
	2024	2023	Change
Revenue	$-	$-	$-
General and administrative	64,304	110,789	46,485
Investor relations	25,493	63,293	37,800
Consulting fees	172,448	181,258	8,810
Fees and dues	64,497	89,733	25,236
Exploration expenses	55,480	464,665	409,185
Research and development	156,680	156,561	(119)
Professional fees	126,731	158,286	31,555
Other expenses	333,377	607,593	274,216
Net loss	$999,010	$1,832,178	$833,168

Our consolidated financial statements report no revenue for the years ended August 31, 2024, and August 31, 2023. Our consolidated financial statements report a net loss of $999,010 for the year ended August 31, 2024, compared to a net loss of $1,832,178 for the year ended August 31, 2023. Our net loss has decreased by $833,168 for the year ended August 31, 2024, primarily due to the decrease in Other expenses and the completion of the drilling program in he prior year.  Our operating costs were lower by $558,952 for August 31, 2024, compared to August 31, 2023, primarily due to the costs of our drilling program of $325,170 in the prior year and general cost containment efforts. Other expense for the year ended August 31, 2024 primarily consisted of realized losses and realized foreign exchange losses on the sale of marketable securities of $1,265,781 and $67,053, offset by unrealized gains and unrealized foreign exchange losses on marketable securities of $1,003,760 and $6,596, respectively.

Liquidity and Financial Condition

Working Capital	August 31,	August 31,
	2024	2023
Current assets	$332,130	$1,347,708
Current liabilities	316,032	332,600
Working capital	$16,098	$1,015,108

	August 31,	August 31,
Cash Flows	2024	2023
Cash flows used in operating activities	$(665,810)	$(1,212,225)
Cash flows from investing activities	586,122	854,599
Cash flows from financing activities	-	2,000
Net (decrease) increase in cash during year	$(79,688)	$(355,626)

Operating Activities

Net cash used in operating activities was $665,810 for the year ended August 31, 2024 compared with cash used in operating activities of $1,212,225 in 2023. The decrease in net cash used in operating activities is due to the overall decrease in costs as described above.

Investing Activities

Net cash provided in investing activities was $586,122 for the year ended August 31, 2024 compared to $854,599 in the same period in 2023. During the year ended August 31, 2024 and 2023, the net cash was provided by the sale of the Century Lithium stock.

Financing Activities

Net cash provided in financing activities was $0 for the year ended August 31, 2024, compared to $2,000 in the same period in 2023.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had a working capital of $16,098 as at August 31, 2024 (2023 - $1,015,108). As at August 31, 2024, the Company has incurred cumulative losses of $15,524,969. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our Company's ability to continue as a going concern. Management's plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is exceptionally difficult.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enertopia Corp. (the “Company”), as of August 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years ended August 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position Enertopia Corp. as of August 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended August 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Except for the matter described in the Going Concern section, we have determined that there are no other critical audit matters to communicate in our auditor’s report.

We have served as the Company’s auditor since 2017.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

November 22, 2024

731

ENERTOPIA CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	August 31,	August 31,
	2024	2023
ASSETS
Current

Cash and cash equivalents	$179,893	$259,581
Marketable securities (Note 4)	67,516	989,307
Accounts receivable	5,927	9,482
Prepaid expenses and deposit (Note 11)	78,794	89,338
Total Current Assets	332,130	1,347,708

Non-current assets, net
Mineral property (Note 5)	10,500	10,500

TOTAL ASSETS	$342,630	$1,358,208

LIABILITIES
Current

Accounts payable and accrued liabilities	$316,032	$315,404
Due to related party (Note 7)	-	17,196
Total Liabilities	316,032	332,600

STOCKHOLDERS' EQUITY
Share Capital (Note 8)
Authorized: 500,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 155,166,088 common shares at August 31, 2024 and 155,166,088 at August 31, 2023	155,167	155,167
Additional paid-in capital (Note 9)	15,397,607	15,397,607

Deficit	(15,524,969)	(14,526,485)
Equity attributable to shareholders of the Company	27,805	1,026,289

Non-controlling interest	(1,207)	(681)
Total Stockholders' Equity	26,598	1,025,608

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$342,630	$1,358,208

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS' EQUITY
Balance, August 31, 2022	155,116,088	$155,117	$15,395,657	$(12,694,988)	$-	$2,855,786
Warrants issued for cash	50,000	50	1,950	-	-	2,000
Non controlling interest	-	-	-	-	(681)	(681)
Comprehensive loss	-	-	-	(1,831,497)	-	(1,831,497)
Balance, August 31, 2023	155,166,088	$155,167	$15,397,607	$(14,526,485)	$(681)	$1,025,608
Warrants issued for cash				-	-	-
Non controlling interest	-	-	-	-	(526)	(526)
Comprehensive loss	-	-	-	(998,484)	-	(998,484)
Balance, August 31, 2024	155,166,088	$155,167	$15,397,607	$(15,524,969)	$(1,207)	$26,598

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. Dollars)

	YEARS ENDED
	August 31,	August 31,
	2024	2023
Expenses
Accounting and audit	$48,637	$60,057
Consulting (Note 7)	172,448	181,258
Fees and dues	64,497	89,733
Investor relations	25,493	63,293
Legal and professional	78,094	98,229
Office and miscellaneous	64,304	110,789
Mineral exploration costs (Note 5)	55,480	464,665
Research and development (Note 6)	156,680	156,561
Total expenses	665,633	1,224,585

Loss for the period before other items	(665,633)	(1,224,585)

Other income (expense)
Foreign exchange gain (loss)	2,293	(7,749)
Realized gain (loss) on marketable securities	(1,265,781)	(564,346)
Realized foreign exchange gain (loss) on marketable securities	(67,053)	(41,735)
Unrealized gain (loss) on marketable securities	1,003,760	136,681
Unrealized foreign exchange gain (loss) on marketable securities	(6,596)	(130,444)
Net income (loss) for the period	(999,010)	(1,832,178)

Net income (loss) attributable to:
Common shareholders	(998,484)	(1,831,497)
Non controlling interest	(526)	(681)

Basic and diluted loss per share
Basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding
Basic and diluted	155,166,088	155,142,937

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	YEARS ENDED
	August 31,	August 31,
	2024	2023
Cash flows used in operating activities
Net Income (Loss)	$(999,010)	$(1,832,178)
Changes to reconcile net loss to net cash used in operating activities
Unrealized (gain) loss on marketable securities	(1,003,761)	(136,681)
Unrealized foreign exchange loss on marketable securities	6,596	130,444
Loss on disposal of marketable securities	1,265,781	564,346
Foreign exchange loss on disposal of marketable securities	67,053	41,735
Change in non-cash working capital items:
Accounts receivable	3,555	(4,605)
Prepaid expenses and deposits	10,544	49,969
Accounts payable and accrued liabilities	628	21,958
Due to related parties	(17,196)	(47,213)
Net cash used in operating activities	$(665,810)	$(1,212,225)

Cash flows used in investing activities
Proceeds from sale of marketable securities	586,122	854,599
Net cash used in investing activities	$586,122	$854,599

Cash flows from financing activities
Net proceeds from warrants exercised	-	2,000
Net cash from financing Activities	$-	$2,000

Decrease in cash and cash equivalents	(79,688)	(355,626)
Cash and cash equivalents at beginning of period	259,581	615,207
Cash and cash equivalents at end of period	$179,893	$259,581

Supplemental information of cash flows:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2024
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

2.    GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital of $16,098  as at August 31, 2024 (2023 - $1,015,108). As at August 31, 2024 the Company has incurred cumulative losses of $15,524,969 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

c. Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of August 31, 2024, and 2023, cash and cash equivalents consisted of the following:

	August 31,	August 31,
	2024	2023
Cash	$61,048	$218,081
Cash equivalents	118,845	41,500
	$179,893	$259,581

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

L. Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, "Asset Retirement and Environmental Obligations". ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company does not believe it has any asset retirement obligation as of August 31, 2024 and 2023.

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

4. MARKETABLE SECURITIES

On May 4, 2022 ("Closing Date"), the Company announced the sale of its Clayton Valley unpatented mining claims to Cypress Development Corporation ("Cypress") and as a result of this transaction received 3,000,000 shares of Cypress along with $1,100,000 in cash. During January 2023 Cypress underwent a name change to Century Lithium Corp ("Century"). The 3,000,000 shares were initially restricted for trade, as of August 31, 2024 all shares are tradable. Marketable securities as at August 31, 2024 consist of the Company's investment in 3,000,000 shares of Century of which a total of 2,649,700 were sold by August 31, 2024 leaving 350,300 shares.

As at August 31, 2024, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2022	$2,443,750
Additions	-
Mark to market	136,681
Unrealized foreign exchange gain (loss)	(130,444)
Proceeds from disposal	(854,599)
Realized loss on disposal	(564,346)
Realized Foreign exchange loss on disposal	(41,735)
Balance, August 31, 2023	$989,307
Additions	-
Mark to market	1,003,760
Unrealized foreign exchange gain (loss)	(6,595)
Proceeds from disposal	(586,122)
Realized loss on disposal	(1,265,781)
Realized Foreign exchange loss on disposal	(67,053)
Balance, August 31, 2024	$67,516

5. MINERAL PROPERTY

West Tonopah

On February 25, 2022, the Company staked 1,818 acres of unpatented mineral claims in Esmeralda County, Nevada for cash consideration of $10,500. During the years ended August 31, 2024 and 2023, the mineral exploration expense consisted of:

	August 31,	August 31,
	2024	2023
Drilling	$-	$325,170
Geologists	14,362	77,379
Sample Assays	21,175	31,441
Travel & Misc	19,943	30,675
Total Exploration	$55,480	$464,665

6. RESEARCH AND DEVELOPMENT

Technologies

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to the hydrogen technology ("Hydrogen Technology"). By acquiring this Hydrogen Technology, the Company is currently researching the opportunity to create process gas that can be used in commercial, industrial and mining applications by splitting the hydrogen from water via electrolysis. The technology is still in the research and development phase and is not commercially feasible as at the year ended August 31, 2024.

Energy Management System ("EMS")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending EMS. The Company created a Joint Venture ("JV") with 76% controlling interest in CapNTrack to run the commercial and industrial operations related to the EMS. As at the period ended date of August 31, 2024, there have been no operations in the JV and only insurance costs have been incurred. The EMS is still in the research and development phase and it has not obtained commercial or operational feasibility as at the year end date of August 31, 2024.

The research and development expenses for the years ending August 31, 2024 and 2023 consisted of the following:

	August 31,	August 31,
	2024	2023
Clean Technologies	$155,742	$152,913
Energy Management Systems	938	3,648
Total Research and Development	$156,680	$156,561

7. RELATED PARTY TRANSACTIONS

For the year ended August 31, 2024, the Company was party to the following related party transactions with key management personnel, which consists of the President and Chief Financial Officer of the Company and its Directors:

•     Incurred $95,000 (2023 - $114,000) to the President of the Company in consulting fees. As at August 31, 2024, the accounts payable to the President of the Company was $0, (2023: $17,196).

•     Incurred $30,000 (2023 - $20,000) to the Chief Financial Officer of the Company in consulting fees.

• The Company incurred $776 (2023 - $13,500) to a director of the Company in geological consulting services.

• The Company incurred $9,297 in director fees to directors of the Company.

8. COMMON STOCK

At the Annual General Meeting held in May of 2024, the Company was granted Shareholder approval to perform a share consolidation of between 5-1 to 20-1 shares outstanding while keeping the authorized share capital at 500 million shares.  As of November 22, 2024, no share consolidation has been approved by the board of directors.

At the Annual General Meeting held in March of 2023, the authorized share capital was increased from 200 million shares to 500 million shares.

On February 22, 2023 the Company issued 50,000 shares on the exercise of 50,000 warrants at $0.04 per warrant (Note 9).

As at August 31, 2024 the Company had 155,166,088 shares issued and outstanding (2023 - 155,166,088).

As at August 31, 2024 the Company had 7,000,000 (2024 - 7,000,000) shares held in escrow by our transfer agent in connection with the purchase of Clean energy pending patent approvals.

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

During the years ended August 31, 2024, and 2023, the Company did not issue any options.

During the year ended August 31, 2024 and 2023, the Company recorded $0 as stock-based compensation expense. During the year ended August 31, 2023 no options were exercised and 1,750,000 options expired unexercised.

A summary of the changes in stock options is presented below:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value $
Balance, August 31, 2022	9,900,000	0.08
Issued	-	-
Expired	(1,750,000)	0.06
Exercised	-	-
Balance, August 31, 2023	8,150,000	0.09
Issued	-	-
Expired	-	-
Exercised	-	-
Balance, August 31, 2024 (Outstanding & Exercisable)	8,150,000	0.09	1.91	-

The Company has the following options outstanding and exercisable as at August 31, 2024:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life (Years)
14-Dec-20	14-Dec-25	0.05	2,100,000	1.29
28-Jan-21	28-Jan-26	0.14	2,000,000	1.41
4-Feb-21	4-Feb-26	0.18	100,000	1.43
5-Feb-21	5-Feb-26	0.18	300,000	1.43
27-Apr-21	27-Apr-26	0.12	100,000	1.65
28-May-21	28-May-26	0.12	50,000	1.74
1-Sep-21	1-Sep-26	0.08	500,000	2.00
6-Dec-21	6-Dec-26	0.07	1,000,000	2.27
18-Aug-22	18-Aug-27	0.06	2,000,000	2.96
Balance outstanding and exercisable			8,150,000	1.91

*As at August 31, 2024 the market price of the Company's common shares was $0.009 per share. The intrinsic value of the stock options was $0.

Warrants

There were no warrants issued during the years ended August 31, 2024 and 2023.

During the year ended August 31, 2024 and 2023, 0 and 50,000 warrants were exercised, respectively and for $0 and $2,000, respectively.

A summary of warrants as at August 31, 2024 and August 31, 2023 is as follows:

		Weighted Average
	Number of warrants	Exercise Price
Balance, August 31, 2022	4,973,369	$0.04
Forfeited	(4,923,369)	0.04
Exercised	(50,000)	0.04
Balance, August 31, 2023	-	$-

10. COMMITMENTS

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $9,500 per month plus goods and services tax ("GST") on a continuing basis, this contract has been deferred since July 1, 2024 pending financing conditions.

The Company has a consulting agreement with the CFO of the Company for corporate administration and consulting services for $7,500 per quarter plus goods and services tax ("GST") on a continuing basis.

The Company has a rental agreement for a corporate office for CAD$853 per month plus GST. The agreement expires December 31, 2024.

11. PREPAID EXPENSES AND DEPOSITS

The balance of Prepaid Expenses and Deposits consisted of the following:

	August 31,	August 31,
Prepaid Expenses & Deposits	2024	2023
Advertising	$-	$13,593
Consultants	12,000	8,000
Exploration costs	22,673	28,400
Fees and Dues	9,256	-
Insurance	33,720	33,915
Office Expenses	1,145	30
Research & Development	-	5,400
Total Prepaid Expenses& Deposits	$78,794	$89,338

12. INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory income tax rates to income tax benefit at the Company's effective tax rates at August 31, 2024 and 2023:

	August 31,	August 31,
	2024	2023
Income (loss) before taxes	$(999,010)	$(1,832,178)
Statutory tax rate	21%	21%
Expected income tax expense (recovery)	(209,462)	(384,757)
Non-deductible items	72	1,428
Change in enacted rates and other	(23,804)	(183,490)
Change in valuation allowance	233,194	566,819
Income tax expense (recovery)	$-	$-

Deferred taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at August 31, 2024 and 2023 are comprised of the following:

	August 31,	August 31,
	2024	2023
Net operating loss carry forwards	$2,970,455	$2,734,816
Intangible assets	52,627	29,590
Marketable securities	79,339	206,303
Mineral property		25,465
Capital loss carry forwards	128,882	1,605
	3,231,303	2,997,779
Valuation allowance	(3,231,303)	(2,977,779)
Deferred tax assets (liabilities)	$-	$-

The Company has net operating loss carry forwards of approximately $14,145,026 (2023 - $12,651,469) a portion of which may be carried forward up to 20 years to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years. Future tax assets have not been recognized because it is not probable that future taxable profit will be available against which the Company can utilize the benefits therefrom.

13. SEGMENTED INFORMATION

The Company's operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has increased its reportable segments from one to three during the year ended August 31, 2022. The decision for this change was made keeping in mind the Company's strategic direction and the need to better report the results for each of the identified three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the year ended date of August 31, 2024.

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2024	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2024	$	$	$	$
Expenses	(55,480)	(156,680)	(453,473)	(665,633)
Other income (Note 4)	-	-	(333,377)	(333,377)
Segment Loss	(55,480)	(156,680)	(786,850)	(999,010)
Total Assets (Note 4, 5)	10,500	-	332,130	342,630

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2023	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2023	$	$	$	$
Expenses	(464,665)	(156,561)	(603,359)	(1,224,585)
Other income (Note 4)	-	-	(607,593)	(607,593)
Segment Loss	(464,665)	(156,561)	(1,210,952)	(1,832,178)
Total Assets (Note 4, 5)	10,500	-	1,347,708	1,358,208

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

As of August 31, 2024, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2024, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

On August 16, 2022, Allan Spissinger replaced Robert McAllister as the chief financial officer of the Company. There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President, Chief Executive Officer, and Director	64	November 2007 April 14, 2008
Allan Spissinger	Chief Financial Officer and Director	55	August 16, 2022
Kevin Brown	Director	59	August 18, 2022
John Nelson	Director	66	August 18, 2022

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2024, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2024. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2024, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

Insider Trading Policies and Procedures

The Company has adopted an insider trading policy, (the "Insider Trading Policy"), overseen by the Company's corporate secretary, that applies to all (i) directors, (ii) executive officers and (iii) employees who are exposed to insider information (together, the "Covered Persons"). The Insider Trading Policy prohibits the use of material non-public information obtained by Covered Persons through their involvement with the Company when making decisions to purchase, sell, give away or otherwise trade in the Company's securities or to provide such information to others outside the organization. Under the Insider Trading Policy, material non-public information includes, among other things, significant changes in the Company's prospects, significant write-downs, liquidity problems, changes in management, extraordinary borrowings, changes in debt, planned public offerings or any other information that may be deemed material to the Company or the Company's prospects. Further, we have established black-out periods to which all Covered Persons are subject, including quarterly black-out periods, which commence three weeks before the end of each quarter and continue until the quarterly results are disclosed by filing the Company's Quarterly Report on Form 10-Q or Annual Report on Form 10-K. The Company may impose black-out periods from time to time as other types of material non-public information occur when material non-public events or disclosures are pending. If the Company imposes a special black-out period, the Company will notify Covered Persons accordingly. Covered Persons are permitted to trade in the Company's securities only when there is no black-out period in effect and such trade has been pre-cleared by the Company's corporate secretary, or when a qualified 10b5-1 plan has been established in accordance with federal securities laws.

Clawback Policy

While the Company does not presently have in place any significant incentive compensation agreements or awards related to the Company's overall financial performance, the Company's board of directors has adopted a clawback policy in order to comply with federal securities laws. As such, we have adopted a clawback policy in which we may seek the recovery or forfeiture of incentive compensation paid by us, including cash, equity or equity-based compensation, in the event we restate our financial statements under certain circumstances. The clawback policy applies to our Section 16 officers, any employee who was eligible to receive incentive compensation and whose conduct contributed to the need for a restatement, and any other former Section 16 officer or other employee who contributed to the need for such restatement.

Board of Directors Role in Risk Oversight

Members of the board of directors have periodic meetings with management and the Company's independent auditors to perform risk oversight with respect to the Company's internal control processes. The Company believes that the board of directors' role in risk oversight does not materially affect the leadership structure of the Company. The Company believes that its founders, leadership team and members of the board of directors exemplify diversity and inclusivity with respect to race, sex and ethnic origin. The board of directors presently has two diverse directors and is in the process of reviewing and vetting a female candidate to serve as a director. As such, the Company anticipates being in full compliance with Nasdaq's newly adopted diversity requirements by the end of its first year of listing.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended August 31, 2024

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2024 and 2023; and

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert McAllister(1) President and Director	2024 2023	95,000 114,000	- -	- -	- -	- -	- -	- -	95,000 114,000
Allan Spissinger(2) CFO	2024 2023	30,000 20,000	- -	- -	- -	- -	- -	- -	30,000 20,000
John Nelson(3) Director	2024 2023	- -	- -	- -	- -	- -	- -	5,174 13,500	5,174 13,500
Kevin Brown(4) Director	2024 2023	- -	- -	- -	- -	- -	- -	4,435 -	4,435 -

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

(2) On August 16, 2022, Mr. Spissinger was appointed as our CFO.

(3) On August 18, 2022, Mr. Nelson was appointed as a director.

(4) On August 18, 2022, Mr. Brown was appointed as a director.

Employment/Consulting Agreements

On May 1, 2022, the Company entered into a consulting agreement with President of the Company for $9,500 per month plus goods and services tax ("GST") on a continuing basis. This has been deferred starting July 1, 2024.

On September 1 2023, a consulting contract was entered into with remuneration set at $7,500 per quarter plus GST was entered into with Mr. Spissinger.

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

Option Exercises

During our fiscal year ended August 31, 2024 and 2023, no stock options were exercised.

Compensation of Directors

During the first quarter of 2024, the Company established director fees of CAN$1,500 per quarter per director that is paid to two directors. Directors, from time to time may be granted stock options to purchase shares of our common stock as awarded by our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 29, 2024, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

For the year ended August 31, 2024, the Company was party to the following related party transactions:

• Incurred $95,000 (2023 - $114,000) to the President of the Company in consulting fees. As at August 31, 2024, the accounts payable to the President of the Company was $0  (2023: $17,196) of which $17,159 were accrued wages. On December 6, 2021 the Company issued 250,000 stock options valued at $12,205 to the President of the Company (Note 9).

• Incurred $30,000 (2023 - $20,000) to the Chief Financial Officer of the Company in consulting fees. As at August 31, 2024, the accounts payable to the Chief Financial Officer of the Company was $0 (2023: $0). On August 18, 2022, the Company issued 1,000,000 stock options valued at $40,543 to the Chief Financial Officer of the Company (Note 9).

• The Company incurred $9,609 in Director consulting fees (2023-$13,500) (Note 11).

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

	August 31,	August 31,
	2024	2023
Audit Fees	29,221	22,358
Audit Related Fees		-
Tax Fees		-
All Other Fees	14,781	14.876
Total	44,002	37,234

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Davidson & Company LLP for fiscal year ended August 31, 2024.

Audit related Fees. There were no audit related fees paid to Davidson & Company LLP for the fiscal year ended August 31, 2024 or for the fiscal year ended August 31, 2023.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2024 and August 31, 2023, we did not use Davidson & Company LLP for non-audit professional services or preparation of corporate tax returns.

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
Date: November 22 2024.

By: /s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 22, 2024.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert McAllister
Robert McAllister
President and Director
Principal Executive Officer
Date: November 22, 2024.

By: /s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: November 22, 2024.