Form 10-Q
period 2024-11-30
Enertopia Corp.
filed 2025-01-13
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

155,166,088 common shares issued and outstanding as of January 13, 2025

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the three month period November 30, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	November 30,	August 31,
	2024	2024
ASSETS
Current
Cash and cash equivalents	$152,768	$179,893
Marketable securities (Note 4)	-	67,516
Accounts receivable	7,518	5,927
Prepaid expenses and deposit (Note 12)	47,587	78,794
Total Current Assets	207,873	332,130

Non-current assets, net
Mineral property (Note 5)	10,500	10,500
TOTAL ASSETS	$218,873	$342,630

LIABILITIES
Current
Accounts payable and accrued liabilities	$274,905	$316,032
Total Liabilities	274,905	316,032

STOCKHOLDERS' EQUITY
Share Capital (Note 8)
Authorized:
500,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
155,166,088 common shares at November 30, 2024 and 155,166,088 at August 31, 2024	155,167	155,167
Additional paid-in capital (Note 9)	15,397,607	15,397,607
Deficit	(15,608,047)	(15,524,969)
Equity attributable to shareholders of the Company	(55,273)	27,805
Non-controlling interest	(1,259)	(1,207)
Total Stockholders' Equity	(56,532)	26,598
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$218,373	$342,630

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
Balance, August 31, 2023	155,166,088	$155,167	$15,397,607	$(14,526,485)	$(681)	$1,025,608
Non controlling interest	-	-	-	-	(292)	(292)
Comprehensive loss	-	-	-	(409,456)	-	(409,456)
Balance, November 30, 2023	155,166,088	$155,167	$15,397,607	$(14,935,941)	$(973)	$615,860
Non controlling interest	-	-	-	-	(130)	(130)
Comprehensive loss	-	-	-	(147,402)	-	(147,402)
Balance, February 29, 2024	155,166,088	$155,167	$15,397,607	$(15,083,343)	$(1,103)	$468,328
Non controlling interest	-	-	-	-	(52)	(52)
Comprehensive loss	-	-	-	(287,901)	-	(287,901)
Balance, May 31, 2024	155,166,088	$155,167	$15,397,607	$(15,371,244)	$(1,155)	$180,375
Non controlling interest	-	-	-	-	(52)	(52)
Comprehensive loss	-	-	-	(153,725)	-	(153,725)
Balance, August 31, 2024	155,166,088	$155,167	$15,397,607	$(15,524,969)	$(1,207)	$26,598
Non controlling interest	-	-	-	-	(52)	(52)
Comprehensive loss	-	-	-	(83,078)	-	(83,078)
Balance, November 30, 2024	155,166,088	$155,167	$15,397,607	$(15,608,047)	$(1,259)	$(56,532)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30,	November 30,
	2024	2023
Expenses
Accounting and audit	$6,486	$14,518
Consulting (Note 7)	16,711	48,211
Fees and dues	12,594	438
Investor relations	3,124	9,946
Legal and professional	4,065	26,605
Office and miscellaneous	18,606	17,701
Mineral exploration costs	8,490	45,652
Research and development	22,948	88,300
Total expenses	93,024	251,371

Loss for the period before other items	(93,024)	(251,371)

Other income (expense)
Foreign exchange gain (loss)	1,463	(1,406)
Realized gain (loss) on marketable securities	(352,239)	(327,784)
Realized foreign exchange gain (loss) on marketable securities	(17,133)	(20,640)
Unrealized gain (loss) on marketable securities	377,803	183,690
Unrealized foreign exchange gain (loss) on marketable securities	-	7,763
Net income (loss) for the period	(83,130)	(409,748)

Net income (loss) attributable to:
Common shareholders	(83,078)	(409,456)
Non controlling interest	(52)	(292)

Basic and diluted income (loss) per share
Basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
Basic and diluted	155,166,088	155,166,088

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30,	November 30,
	2024	2023
Cash flows used in operating activities
Net Income (Loss)	$(83,130)	$(409,748)
Changes to reconcile net loss to net cash used in operating activities
Unrealized (gain) loss on marketable securities	(377,803)	(183,690)
Unrealized foreign exchange loss on marketable securities	-	(7,763)
Loss on disposal of marketable securities	352,239	327,784
Foreign exchange loss on disposal of marketable securities	17,133	20,640
Change in non-cash working capital items:
Accounts receivable	(1,591)	(5,088)
Prepaid expenses and deposits	31,207	42,677
Accounts payable and accrued liabilities	(41,127)	(14,725)
Due to related parties	-	(37)
Net cash used in operating activities	$(103,072)	$(229,950)

Cash flows used in investing activities
Proceeds from sale of marketable securities	75,947	218,555
Net cash used in investing activities	$75,947	$218,555

Decrease in cash and cash equivalents	(27,125)	(11,395)
Cash and cash equivalents at beginning of period	179,893	259,581
Cash and cash equivalents at end of period	$152,768	$248,186

Supplemental information of cash flows:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

ENERTOPIA CORP. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) November 30, 2024 (Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed consolidated interim financial statements for the period ended November 30, 2024 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the August 31, 2024 audited annual financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company is engaged in the business of Lithium exploration at their Nevada claims, along with holding intellectual property & patents in the green technology space. The Company office is located in Kelowna, B.C., Canada.

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred net cash outflows from operating activities of $103,072 for the three months ended November 30, 2024 ($229,950 for the three months ended November 30, 2023) and as at November 30, 2024 has incurred cumulative losses of $15,608,047 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

3. SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2024.

b. Basis of Consolidation

The financial statements have been prepared on a consolidated basis with those of the Company's 76% owned subsidiary, CapNTrack Inc. All intercompany transactions and balances have been eliminated.

c. Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of November 30, 2024 and August 31, 2024, cash and cash equivalents consisted of the following:

	November 30,	August 31,
	2024	2024
Cash	$61,199	$61,048
Cash equivalents	91,569	118,845
	$152,768	$179,893

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

4. MARKETABLE SECURITIES

On May 4, 2022 ("Closing Date"), the Company announced the sale of its Clayton Valley unpatented mining claims to Cypress Development Corporation ("Cypress") and as a result of this transaction received 3,000,000 shares of Cypress along with $1,100,000 in cash. During January 2023 Cypress underwent a name change to Century Lithium Corp ("Century"). Marketable securities as at November 30, 2024 consist of the Company's investment in 3,000,000 shares of Century of which a total of 3,000,000 have been sold, 350,600 of which were sold during the three month period ended November 30, 2024 (three months ended November 30, 2023 - 446,000).

As at November 30, 2024, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2024	$67,516
Mark to market	377,803
Proceeds from disposal	(75,947)
Realized loss on disposal	(352,239)
Realized Foreign exchange loss on disposal	(17,133)
Balance, November 30, 2024	$-

5. MINERAL PROPERTY

West Tonopah

On February 25, 2022, the Company staked approximately 1,818 acres of unpatented mineral claims in Esmeralda County, Nevada for cash consideration of $10,500. During the three month period ended November 30, 2024, the Company expensed $8,490 in expenses relating to geologist work, sample assays, and travel expenses. During the three month period ended November 30, 2023, the Company expensed $45,652 in expenses relating to geologist work, sample assays, travel expenses and 43-101 report expenses.

	November 30,	November 30,
	2024	2023
Geologists	$-	$21,175
Sample Assays	-	13,307
Travel & Misc	8,490	11,171
Total Exploration	$8,490	$45,652

6. RESEARCH AND DEVELOPMENT

Clean Technologies

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to the hydrogen technology ("Hydrogen Technology"). By acquiring this Hydrogen Technology, the Company is currently researching the opportunity to create process gas that can be used in commercial, industrial and mining applications by splitting the hydrogen from water via electrolysis. The technology is still in the research and development phase and is not commercially feasible as at the period ended November 30, 2024.

Energy Management System ("EMS")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending EMS. The Company created a Joint Venture ("JV") with 51%, now 76%, controlling interest in CapNTrack to run the commercial and industrial operations related to the EMS. As of November 30, 2024, one of the co inventors passed away and per the agreement 2.5 million shares held in escrow will be returned to treasury and cancelled. The company is waiting for the estate to provide the completed agreed to Release and Settlement Agreement to complete the return to treasury of the shares held in escrow. As at the period ended date of November 30, 2024, there have been no operations in the JV and only office costs have been incurred. The EMS is still in the research and development phase and it has not obtained commercial or operational feasibility as at the period end date of November 30, 2024. On November 19, 2024 the United States Patent Trademark Office (USPTO) notified the Company that patent number 12149091 was issued for EMS (Energy Management System).

	November 30,	November 30,
	2024	2023
Clean Technologies	$22,948	$88,300
Total Research and Development	$22,948	$88,300

7. RELATED PARTY TRANSACTIONS

For the three month period ended November 30, 2024, the Company was party to the following related party transactions:

• The Company incurred $0 (November 31, 2023: $28,500) to the President of the Company in consulting fees.

• The Company incurred $7,500 (November 30, 2023: $7,500) to the CFO of the Company in consulting fees.

• The Company incurred $184 to a director of the Company in geological consulting services

• The Company incurred $2,173 in total to two directors of the Company for director fees.

8. SHARE CAPITAL

The Company is authorized to issue up to 500 million shares.

During the three months ended November 30, 2024 and 2023, the Company issued no shares.

As at November 30, 2024 the Company had 155,166,088 (August 31, 2024: 155,166,088) shares issued and outstanding.

As at November 30, 2024 the Company had 7,000,000 (August 31 2024 - 7,000,000) shares held in escrow, that are included in the total shares issued and outstanding. 2,500,000 million of the shares held in Escrow are in process for release with respect to the issuance of the Energy Management System Patent, United States Patent Trademark Office (USPTO) #12149091, as per the terms and conditions of the contract.

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

During the three months ended November 30, 2024 the Company did not issue any options.

During the three months ended November 30, 2024 and 2023, the Company recorded $0 as stock based compensation expenses.

A summary of the changes in stock options for the three months ended November 30, 2024 is presented below:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value $
Balance, August 31, 2023	8,150,000	0.09
Expired	-	-
Balance, August 31, 2024	8,150,000	0.09
Expired	-	-
Balance, November 30, 2024 (Outstanding & Exercisable)	8,150,000	0.09	1.66	-

The Company has the following options outstanding and exercisable as at November 30, 2024:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life (Years)
14-Dec-20	14-Dec-25	0.05	2,100,000	1.04
28-Jan-21	28-Jan-26	0.14	2,000,000	1.16
4-Feb-21	4-Feb-26	0.18	100,000	1.18
5-Feb-21	5-Feb-26	0.18	300,000	1.18
27-Apr-21	27-Apr-26	0.12	100,000	1.41
28-May-21	28-May-26	0.12	50,000	1.49
1-Sep-21	1-Sep-26	0.08	500,000	1.75
6-Dec-21	6-Dec-26	0.07	1,000,000	2.02
18-Aug-22	18-Aug-27	0.06	2,000,000	2.72
Balance outstanding and exercisable			8,150,000	1.66

Warrants

There were no warrants issued during the period ended November 30, 2024.

There were no warrants outstanding as of November 30, 2024 and August 31, 2024.

10. COMMITMENTS

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $9,500 per month plus goods and services tax ("GST") on a continuing basis, the financial terms of the contract have been suspended since July 1, 2024 pending improvement in financing conditions.

The Company has a consulting agreement with the CFO of the Company for corporate administration and consulting services for $7,500 per quarter plus goods and services tax ("GST") on a continuing basis.

The Company has a director fee agreement with two directors for CDN $1,500 each plus GST per quarter.

The Company has a rental agreement for a corporate office for CDN $853 per month plus GST that expires December 31, 2024. Rent expense for the three months ended November 30, 2024 and 2023 were $1,878 and $2,440, respectively.

11. SEGMENTED INFORMATION

The Company's operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the period ended date and for the period ended November 30, 2024.

Long term Assets	Amount
United States of America	$10,500
Balance November 30, 2024	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
November 30, 2024	$	$	$	$
Expenses	(8,490)	(22,948)	(61,586)	(93,024)
Other income (Note 4)	-	-	9,894	9,894
Segment Loss	(8,490)	(22,948)	(51,692)	(83,130)
Total Assets (Note 4, 5)	10,500	-	207,873	218,373

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2024	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2024	$	$	$	$
Expenses	(55,480)	(156,680)	(453,473)	(665,633)
Other income (Note 4)	-	-	(333,377)	(333,377)
Segment Loss	(55,480)	(156,680)	(786,850)	(999,010)
Total Assets (Note 4, 5)	10,500	-	332,130	342,630

12. PREPAID EXPENSES AND DEPOSITS

The balance of Prepaid Expenses and Deposits consisted of the following:

	November 30,	August 31,
Prepaid Expenses & Deposits	2024	2024
Consultants	$6,000	$12,000
Exploration costs	14,183	22,673
Fees and Dues	3,996	9,256
Insurance	22,480	33,720
Office Expenses	928	1,145
Total Prepaid Expenses& Deposits	$47,587	$78,794

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

Mineral Property

West Tonopah Lithium

On February 25, 2022, the Company had 88 unpatented mineral lode claims in Esmeralda County, NV staked covering approximately 1,818 acres of land administrated by the BLM. The property is in good standing until September 3, 2025. Estimated respective yearly holding fees to the BLM $17,600 and $1,068 to Esmeralda County NV.

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

NON PROVISIONAL PATENTS

On November 4, 2021, the Company announced the provisional patent filing known as Energy Management System, this was subsequently filed as a non-provisional patent on November 2, 2022. United States Patent Trademark Office (USPTO) has notified the Company that patent number 12149091 was issued on November 19, 2024.

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

On May 23, 2022 the Company announced the filing of Non provisional patent #2, known as Enertopia Heat ExtractorTM Heat Extractor Technology can be used behind the PV panels or in a glazed format on their own to create liquid temperatures to 200 degrees Fahrenheit. We have been notified by the United States Patent Trademark Office (USPTO) of our pending patent is at the allowance stage of the patenting process 17/751,305 (Heat Recovery System). We now expect the patent to be issued in due course.

On August 15, 2022 the Company announced the filing of Non provisional patent #3, known as Enertopia RainmakerTM By cooling the backside of the PV panels below the dew point the atmospheric moisture condenses on the back side of the panel and drips as rain into the tray collecting the water. We have been notified by the United States Patent Trademark Office (USPTO) of our pending patent is at the allowance stage of the patenting process 17/888,320 (Water Producing System for a Liquid Transfer Mat). We now expect the patent to be issued in due course.

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

The Company held its AGM on May 17, 2024. On May 21, 2024 the Company reported on form 8-K that all resolutions were passed, which included a resolution for the Directors to consolidate the shares of the company, the Directors agreed on  a 1-20 consolidation. The Company is working with the regulators on the completion of the share consolidation, the Effective date is unknown at this time.

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

Research and Development

We have incurred $621,345 in research and development expenditures over the last two fiscal years and $22,948 during the three months ended November 30, 2024.

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

Results of Operations - Three month ended November 30, 2024 and November 30, 2023

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2024, which are included herein.

Our operating results for the three months ended November 30, 2024 and 2023, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	November 30,	November 30,
	2024	2023	Change
Revenue	$-	$-	$-
General and administrative	18,606	17,701	(905)
Investor relations	3,124	9,946	6,822
Consulting fees	16,711	48,211	31,500
Fees and dues	12,594	438	(12,156)
Exploration expenses	8,490	45,652	37,162
Research and development	22,948	88,300	65,352
Professional fees	10,551	41,123	30,572
Other expenses	(9,894)	158,377	168,271
Net loss	$83,130	$409,748	$326,618

Our financial statements report no revenue for the three months ended November 30, 2024, and 2023. Our financial statements report a net loss of $83,130 for the three-month period ended November 30, 2024, compared to a net loss of $409,748 for the three-month period ended November 30, 2023. Our net loss decreased by $326,618 for the three-month period ended November 30, 2024 primarily due to the decrease in other expenses of $168,271 and research and development expenses of $65,352 and cost containment measures. Other expense primarily consisted of non-cash unrealized gain of $377,803 on mark to market and realized losses on disposition of $352,239 on marketable securities.  The decrease in exploration expenses primarily consisted of the reductions to Geologist work and assay testing that was not required in the current period with the completion of the drilling program and issuance of the report in November 2023.  Our operating costs were lower by $158,347 for November 30, 2024, compared to November 30, 2023 primarily from the decreases in exploration, research and development and other costs, but also general cost containment compared to November 30, 2023.

Liquidity and Financial Condition

Working Capital	November 30,	August 31,
	2024	2023
Current assets	$207,873	$332,130
Current liabilities	274,905	316,032
Working capital (deficit)	$(67,032)	$16,098

As at November 30, 2024, we had $274,905 in current liabilities, which is lower by $41,127 when compared to current liabilities as at August 31, 2024.

	November 30,	November 30,
Cash Flows	2024	2023
Cash flows used in operating activities	$(103,072)	$(229,950)
Cash flows from investing activities	75,947	218,555
Net decrease in cash	$(27,125)	$(11,395)

Operating Activities

Net cash used in operating activities was $103,072 in the three months ended November 30, 2024 compared with net cash used in operating activities of $229,950 in the same period in 2023.

Investing Activities

Net cash provided by investing activities was $75,947 and $218,555 in the three months ended November 30, 2024 and 2023, respectively.

Financing Activities

The Company had no financing activities in the three months ended November 30, 2024 and 2023.

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

As of November 30, 2024, the end of the third quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
January 13, 2025

By:	/s/ "Allan Spissinger"
Allan Spissinger CPA, CA
Chief Financial Officer
January 13, 2025