Form 10-Q
period 2025-02-28
Enertopia Corp.
filed 2025-04-14
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

7,759,394 common shares issued and outstanding as of April 11, 2025

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the six-month period February 28, 2025 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	February 28,	August 31,
	2025	2024
ASSETS
Current
Cash and cash equivalents	$60,212	$179,893
Marketable securities (Note 4)	-	67,516
Accounts receivable	8,862	5,927
Prepaid expenses and deposit (Note 12)	31,034	78,794
Total Current Assets	100,108	332,130

Non-current assets, net
Mineral property (Note 5)	10,500	10,500
TOTAL ASSETS	$110,608	$342,630

LIABILITIES
Current
Accounts payable and accrued liabilities	$282,667	$316,032
Total Liabilities	282,667	316,032

STOCKHOLDERS' EQUITY
Share Capital (Note 8)
Authorized:
500,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
7,759,394 common shares at February 28, 2025 and 7,758,305 at August 31, 2024	7,760	7,759
Additional paid-in capital (Note 9)	15,545,014	15,545,015
Deficit	(15,723,557)	(15,524,969)
Equity attributable to shareholders of the Company	(170,783)	27,805
Non-controlling interest	(1,276)	(1,207)
Total Stockholders' Equity	(172,059)	26,598
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$110,608	$342,630

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
Balance, August 31, 2023	7,758,305	$7,759	$15,545,015	$(14,526,485)	$(681)	$1,025,608
Non controlling interest	-	-	-	-	(292)	(292)
Comprehensive loss	-	-	-	(409,456)	-	(409,456)
Balance, November 30, 2023	7,758,305	$7,759	$15,545,015	$(14,935,941)	$(973)	$615,860
Non controlling interest	-	-	-	-	(130)	(130)
Comprehensive loss	-	-	-	(147,402)	-	(147,402)
Balance, February 29, 2024	7,758,305	$7,759	$15,545,015	$(15,083,343)	$(1,103)	$468,328
Non controlling interest	-	-	-	-	(52)	(52)
Comprehensive loss	-	-	-	(287,901)	-	(287,901)
Balance, May 31, 2024	7,758,305	$7,759	$15,545,015	$(15,371,244)	$(1,155)	$180,375
Non controlling interest	-	-	-	-	(52)	(52)
Comprehensive loss	-	-	-	(153,725)	-	(153,725)
Balance, August 31, 2024	7,758,305	$7,759	$15,545,015	$(15,524,969)	$(1,207)	$26,598
Non controlling interest	-	-	-	-	(52)	(52)
Comprehensive loss	-	-	-	(83,078)	-	(83,078)
Balance, November 30, 2024	7,758,305	$7,759	$15,545,015	$(15,608,047)	$(1,259)	$(56,532)
Common stock issued for reverse stock split fractional share round up	1,089	1	(1)	-	-	-
Non controlling interest	-	-	-	-	(17)	(17)
Comprehensive loss	-	-	-	(115,510)	-	(115,510)
Balance, February 28, 2025	7,759,394	$7,760	$15,545,014	$(15,723,557)	$(1,276)	$(172,059)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Expenses
Accounting and audit	$8,766	$11,637	$15,252	$26,155
Consulting (Note 7)	18,857	41,847	35,568	90,058
Fees and dues	8,891	10,712	21,485	11,150
Investor relations	4,129	7,923	7,253	17,869
Legal and professional	11,527	15,627	15,592	42,232
Office and miscellaneous	20,798	17,335	39,404	35,036
Mineral exploration costs	5,473	4,712	13,963	50,364
Research and development	38,738	20,495	61,686	108,795
Total expenses	117,179	130,288	210,203	381,659

Loss for the period before other items	(117,179)	(130,288)	(210,203)	(381,659)

Other income (expense)
Foreign exchange gain (loss)	1,652	3,609	3,115	2,203
Realized gain (loss) on marketable securities	-	(398,529)	(352,239)	(726,313)
Realized foreign exchange gain (loss) on marketable securities	-	(18,383)	(17,133)	(39,023)
Unrealized gain (loss) on marketable securities	-	397,441	377,803	581,131
Unrealized foreign exchange gain (loss) on marketable securities	-	(1,218)	-	6,545
Net income (loss) for the period	(115,527)	(147,368)	(198,657)	(557,116)

Net income (loss) attributable to:
Common shareholders	(115,510)	(147,238)	(198,588)	(556,694)
Non controlling interest	(17)	(130)	(69)	(422)

Basic and diluted income (loss) per share
Basic and diluted(1)	$(0.01)	$(0.02)	$(0.03)	$(0.07)
Weighted average number of common shares outstanding
Basic and diluted(1)	7,758,780	7,758,305	7,759,394	7,758,305

(1)The number of common shares outstanding decreased as a result of a reverse stock split on January 10, 2025 (Note 8). As a result, the computation of all per-share amounts have been adjusted retroactively to reflect that change in capital structure.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 28,	February 29,
	2025	2024
Cash flows used in operating activities
Net Income (Loss)	$(198,657)	$(557,116)
Changes to reconcile net loss to net cash used in operating activities
Unrealized (gain) loss on marketable securities	(377,803)	(581,132)
Unrealized foreign exchange loss on marketable securities	-	(6,545)
Loss on disposal of marketable securities	352,239	726,313
Foreign exchange loss on disposal of marketable securities	17,133	39,023
Change in non-cash working capital items:
Accounts receivable	(2,935)	8,183
Prepaid expenses and deposits	47,760	47,257
Accounts payable and accrued liabilities	(33,365)	(36,570)
Due to related parties	-	(12,637)
Net cash used in operating activities	$(195,628)	$(373,224)

Cash flows used in investing activities
Proceeds from sale of marketable securities	75,947	381,334
Net cash used in investing activities	$75,947	$381,334

Decrease in cash and cash equivalents	(119,681)	8,110
Cash and cash equivalents at beginning of period	179,893	259,581
Cash and cash equivalents at end of period	$60,212	$267,691

Supplemental information of cash flows:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

ENERTOPIA CORP. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) February 28, 2025 (Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed consolidated interim financial statements for the period ended February 28, 2025 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the August 31, 2024 audited annual financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company is engaged in the business of Lithium exploration at their Nevada claims, along with holding intellectual property & patents in the green technology space. The Company office is located in Kelowna, B.C., Canada.

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred net cash outflows from operating activities of $195,628 for the six months ended February 28, 2025 ($373,224 for the six months ended February 28, 2024) and as at February 28, 2025 has incurred cumulative losses of $15,723,557 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

c. Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of February 28, 2025 and August 31, 2024, cash and cash equivalents consisted of the following:

	February 28,	August 31,
	2025	2024
Cash	$35,611	$61,048
Cash equivalents	24,601	118,845
	$60,212	$179,893

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

h. Reverse Stock Split

On January 10, 2025, the Company effectuated a 1 for 20 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.001, respectively. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these consolidated financial statements and related disclosures.

i. Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company will adopt ASU 2023-07 for the fiscal year ended August 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires all public entities to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. The amendments are effective for the Company in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 27, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the guidance and its impact to the financial statements.

4. MARKETABLE SECURITIES

On May 4, 2022 ("Closing Date"), the Company announced the sale of its Clayton Valley unpatented mining claims to Cypress Development Corporation ("Cypress") and as a result of this transaction received 3,000,000 shares of Cypress along with $1,100,000 in cash. During January 2023 Cypress underwent a name change to Century Lithium Corp ("Century"). Marketable securities as at February 28, 2025 consist of the Company's investment in 3,000,000 shares of Century of which a total of 3,000,000 have been sold, 350,600 of which were sold during the six month period ended February 28, 2025 (six months ended February 29, 2024 - 902,000).

As at February 28, 2025, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2024	$67,516
Mark to market	377,803
Proceeds from disposal	(75,947)
Realized loss on disposal	(352,239)
Realized Foreign exchange loss on disposal	(17,133)
Balance, November 30, 2024	-
Mark to market	-
Balance, February 28, 2025	$-

5. MINERAL PROPERTY

West Tonopah

On February 25, 2022, the Company staked approximately 1,818 acres of unpatented mineral claims in Esmeralda County, Nevada for cash consideration of $10,500. During the six month period ended February 28, 2025, the Company expensed $13,963 in expenses relating to travel and storage expenses. During the six month period ended February 29, 2024, the Company expensed $50,364 in expenses relating to geologist work, sample assays, travel expenses and 43-101 report expenses.

	February 28,	February 29,
	2025	2024
Geologists	$-	$14,362
Sample Assays	-	21,175
Travel & Misc	13,963	14,827
Total Exploration	$13,963	$50,364

6. RESEARCH AND DEVELOPMENT

Clean Technologies

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to the hydrogen technology ("Hydrogen Technology"). By acquiring this Hydrogen Technology, the Company is currently researching the opportunity to create process gas that can be used in commercial, industrial and mining applications by splitting the hydrogen from water via electrolysis. The technology has advanced to the R&D phase and is in the patent filing process as at the period ended February 28, 2025. On February 11, 2025 The United States Patent Trademark Office (USPTO) notified the Company that patent # #12224704 had been issued for the Heat Recovery System. On February 18, 2025 The USPTO notified the Company that patent #12231085 had been issued. This system has also been Trademarked as the "ENERTOPIA RAINMAKER".

Energy Management System ("EMS")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending EMS. The Company created a Joint Venture ("JV") with 51%, now 76%, controlling interest in CapNTrack to run the commercial and industrial operations related to the EMS. As of February 28, 2025, one of the co inventors passed away and per the agreement 2.5 million shares held in escrow will be returned to treasury and cancelled. The company is waiting for the estate to provide the completed agreed to Release and Settlement Agreement to complete the return to treasury of the shares held in escrow. As at the period ended date of February 28, 2025, there have been no operations in the JV and only office costs have been incurred. The EMS is still in the research and development phase and it has not obtained commercial or operational feasibility as at the period end date of February 28, 2025. On November 19, 2024 the USPTO notified the Company that patent number 12149091 was issued for EMS (Energy Management System).

	February 28,	February 29,
	2025	2024
Clean Technologies	$61,686	$108,795
Total Research and Development	$61,686	$108,795

7. RELATED PARTY TRANSACTIONS

For the six month periods ended February 28, 2025, the Company was party to the following related party transactions:

•	The Company incurred $0 (February 29, 2024: $57,000) to the President of the Company in consulting fees.
•	The Company incurred $15,000 (February 29, 2024: $15,000) to the CFO of the Company in consulting fees.
•	The Company incurred $184 to a director of the Company in geological consulting services
•	The Company incurred $4,346 in total to two directors of the Company for director fees.

8. SHARE CAPITAL

The Company is authorized to issue up to 500 million shares.

During the six months ended February 28, 2025 the Company issued 1,089 post consolidation round up shares for the fractional shares with respect to the Companies 1 for 20 share consolidation with the effective date of January 10, 2025.  All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these consolidated financial statements and related disclosures.  During the six months ended February 29, 2024, the Company issued no shares.

As at February 28, 2025 the Company had 7,759,394 (August 31, 2024: 7,758,305) shares issued and outstanding.

As at February 28, 2025 the Company had 350,000 (August 31 2024 - 350,000) shares held in escrow, that are included in the total shares issued and outstanding. 125,000 of the shares held in Escrow are in process for release with respect to the issuance of the Energy Management System Patent, United States Patent Trademark Office (USPTO) #12149091, as per the terms and conditions of the contract.

9. STOCK OPTIONS AND WARRANTS

Stock Options

On July 15, 2014, the shareholders approved and adopted at the Annual General Meeting the Company's 2014 Stock Option Plan. The purpose of these Plans is to advance the interests of the Corporation, through the grant of Options, by providing an incentive mechanism to foster the interest of eligible persons in the success of the Corporation and its affiliates; encouraging eligible persons to remain with the Corporation or its affiliates; and attracting new Directors, Officers, Employees and Consultants. The aggregate number of Common Shares that may be reserved, allotted and issued pursuant to Options shall not exceed 870,000 shares of common stock, less the aggregate number of shares of common stock then reserved for issuance pursuant to any other share compensation arrangement. For greater certainty, if an Option is surrendered, terminated or expires without being exercised, the Common Shares reserved for issuance pursuant to such Option shall be available for new Options granted under this Plan. The options are deemed as vested and exercisable on issuance and the maximum life of the options granted under this Plan may not exceed 5 years.

At the Annual General Meeting held March 22, 2023, a new 2023 Stock Option Plan was approved. Under the 2023 Stock Option Plan (the "2023 Plan") the Company may grant options to purchase shares of common stock, $0.001 par value per share, of the Company. The stock subject to options granted under the 2023 Plan shall be shares of authorized but unissued or reacquired common stock. The maximum number of shares of common stock of the Company which may be issued and sold under the 2023 Plan shall be 1,550,000, subject to adjustment for stock splits or consolidations with a maximum life of 5 years and vesting at the discretion of the Board of Directors. Management plans to issue all new option grants under the 2023 Plan and to cancel the 2014 Plan once all currently issued options are either exercised or expire.

During the six months ended February 28, 2025 the Company did not issue any options.

During the six months ended February 28, 2025 and 2024, the Company recorded $0 as stock based compensation expenses.

A summary of the changes in stock options for the six months ended February 28, 2025 is presented below:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value $
Balance, August 31, 2023	407,500	1.73
Expired	-	-
Balance, August 31, 2024	407,500	1.73
Expired	-	-
Balance, February 28, 2025 (Outstanding & Exercisable)	407,500	1.73	1.41	-

The Company has the following options outstanding and exercisable as at February 28, 2025:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life (Years)
14-Dec-20	14-Dec-25	1.00	105,000	0.79
28-Jan-21	28-Jan-26	2.80	100,000	0.92
4-Feb-21	4-Feb-26	3.60	5,000	0.93
5-Feb-21	5-Feb-26	3.60	15,000	0.94
27-Apr-21	27-Apr-26	2.40	5,000	1.16
28-May-21	28-May-26	2.40	2,500	1.24
1-Sep-21	1-Sep-26	1.60	25,000	1.51
6-Dec-21	6-Dec-26	1.33	50,000	1.77
18-Aug-22	18-Aug-27	1.20	100,000	2.47
Balance outstanding and exercisable			407,500	1.41

Warrants

There were no warrants issued during the period ended February 28, 2025.

There were no warrants outstanding as of February 28, 2025 and August 31, 2024.

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

The Company has a director fee agreement with two directors for CDN $1,500 each plus GST per quarter, the financial terms of the agreement have been suspended since Feb 28, 2025 pending improvement in financing conditions.

The Company has a rental agreement for a corporate office for CDN $853 per month plus GST that expires May 31, 2025. Rent expense for the six months ended February 28, 2025 and 2024 were $3,666 and $4,563, respectively.

11. SEGMENTED INFORMATION

The Company's operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the period ended date and for the period ended February 28, 2025.

Long term Assets	Amount
United States of America	$10,500
Balance February 28, 2025	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
February 28, 2025	$	$	$	$
Expenses	(13,963)	(61,686)	(134,554)	(210,203)
Other income (Note 4)	-	-	11,546	11,546
Segment Loss	(13,963)	(61,686)	(123,008)	(198,657)
Total Assets (Note 4, 5)	10,500	-	100,107	110,607

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2024	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2024	$	$	$	$
Expenses	(55,480)	(156,680)	(453,473)	(665,633)
Other income (Note 4)	-	-	(333,377)	(333,377)
Segment Loss	(55,480)	(156,680)	(786,850)	(999,010)
Total Assets (Note 4, 5)	10,500	-	332,130	342,630

12. PREPAID EXPENSES AND DEPOSITS

The balance of Prepaid Expenses and Deposits consisted of the following:

	February 28,	August 31,
Prepaid Expenses & Deposits	2025	2024
Consultants	$-	$12,000
Exploration costs	8,822	22,673
Fees and Dues	507	9,256
Insurance	11,240	33,720
Legal & Professional	9,609	-
Office Expenses	856	1,145
Total Prepaid Expenses& Deposits	$31,034	$78,794

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

The Company completed its maiden drill program in June 2022, a second phase drill program April 2023 and a 43-101 Technical Report was filed in November 2023. Further information can be found at www.enertopia.com.

TECHNOLOGY

NON PROVISIONAL PATENTS AND ISSUED PATENTS

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

On May 23, 2022 the Company announced the filing of Non provisional patent #2, known as Enertopia Heat ExtractorTM Heat Extractor Technology can be used behind the PV panels or in a glazed format on their own to create liquid temperatures to 200 degrees Fahrenheit. The United States Patent Trademark Office (USPTO) has notified the Company that patent number 12224704 was issued on February 11, 2025.

On August 15, 2022 the Company announced the filing of Non provisional patent #3, known as Enertopia RainmakerTM By cooling the backside of the PV panels below the dew point the atmospheric moisture condenses on the back side of the panel and drips as rain into the tray collecting the water. The United States Patent Trademark Office (USPTO)  (Water Producing System for a Liquid Transfer Mat) has notified the Company patent number 12231085 was issued of February 18, 2025.

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

The Company held its AGM on May 17, 2024. On May 21, 2024 the Company reported on form 8-K that all resolutions were passed, which included a resolution for the Directors to consolidate the shares of the company, the Directors agreed on a 1-20 consolidation. The Effective date was January 10, 2025.

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

Research and Development

We have incurred $621,345 in research and development expenditures over the last two fiscal years and $61,686 during the six months ended February 28, 2025.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2025, which are included herein.

Our operating results for the three months ended February 28, 2025 and February 29 2024, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	February 28,	February 29,
	2025	2024	Change
Revenue (cost recovery)	$-	$-	$-
General and administrative	20,798	17,335	(3,463)
Investor relations	4,129	7,923	3,794
Consulting fees	18,857	41,847	22,990
Fees and dues	8,891	10,712	1,821
Exploration expenses	5,473	4,712	(761)
Research and development	38,738	20,495	(18,243)
Professional fees	20,293	27,264	6,971
Other expenses (income)	(1,652)	17,080	18,732
Net loss (income)	$115,527	$147,368	$31,841

Our financial statements report no revenue for the three months ended February 28, 2025, and February 29, 2024. Our financial statements report a net loss of $115,527 for the three-month period ended February 28, 2025, compared to a net loss of $147,368 for the three-month period ended February 29, 2024. Our net loss decreased by $31,841 for the three-month period ended February 28, 2025 primarily due to the increase in research and development of $18,243, a reduction in consulting fees of $22,990 and increase in other income, which consisted of foreign exchange gains. The increase in research and development primarily consisted of work performed supporting our patent filing claims.  Our operating costs were lower by $13,109 for February 28, 2025, compared to February 29, 2024 primarily from cost containment measures offset by increases in costs for patent filings.

Our operating results for the six months ended February 28, 2025 and February 29 2024, and the changes between those periods for the respective items are summarized as follows:

	SIX MONTHS ENDED
	February 28,	February 29,
	2025	2024	Change
Revenue	$-	$-	$-
General and administrative	39,404	35,036	(4,368)
Investor relations	7,253	17,869	10,616
Consulting fees	35,568	90,058	54,490
Fees and dues	21,485	11,150	(10,335)
Exploration expenses	13,963	50,364	36,401
Research and development	61,686	108,795	47,109
Professional fees	30,844	68,387	37,543
Other expenses (income)	(11,546)	175,457	187,003
Net loss (income)	$198,657	$557,116	$358,459

Our financial statements report no revenue for the six months ended February 28, 2025, and February 29, 2024. Our financial statements report a net loss of $198,657 for the six month period ended February 28, 2025, compared to a net loss of $557,116 for the six month period ended February 29, 2024. Our net loss decreased by $358,459 for the six month period ended February 28, 2025 primarily due to cost containment measures and focus on our research and development work supporting our patent filings.  Other income primarily consisted of non-cash unrealized gain of $377,803 on mark to market and realized losses on disposition of $352,239 on marketable securities.  The decrease in exploration expenses primarily consisted of reporting work performed in the prior year on technical reporting that was not performed in the current period.  Our operating costs were lower by $171,456 for February 28, 2025, compared to February 29, 2024 primarily from cost containment measures and focusing our expenses on supporting our patent filings.

Liquidity and Financial Condition

Working Capital	February 28,	August 31,
	2025	2024
Current assets	$100,107	$332,130
Current liabilities	282,667	316,032
Working capital (deficit)	$(182,560)	$16,098

As at February 28, 2025, we had $282,667 in current liabilities, which is lower by $33,365 when compared to current liabilities as at August 31, 2024.

	February 28,	February 29,
Cash Flows	2025	2024
Cash flows used in operating activities	$(195,628)	$(373,224)
Cash flows from investing activities	75,947	381,334
Net (decrease) increase in cash during year	$(119,681)	$8,110

Operating Activities

Net cash used in operating activities was $195,628 in the six months ended February 28, 2025 compared with net cash used in operating activities of $373,224 in the same period in 2024.

Investing Activities

Net cash provided by investing activities was $75,947 and $381,334 in the six months ended February 28, 2025 and February 29, 2024, respectively.

Financing Activities

The Company had no financing activities in the six months ended February 28, 2025 and February 29, 2024.

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

As of February 28, 2025, the end of the second quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
April 11, 2025

By:	/s/ "Allan Spissinger"
Allan Spissinger CPA, CA
Chief Financial Officer
April 11, 2025