Form 10-Q
period 2025-05-31
Enertopia Corp.
filed 2025-07-14
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

Commission File Number: 000-51866

Enertopia Corporation

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#100 740 McCurdy Road, Kelowna, BC	VIX 2P7
(Address of principal executive offices)	(Zip Code)

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

9,299,394 common shares issued and outstanding as of July 11, 2025

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the nine-month period May 31, 2025 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	May 31,	August 31,
	2025	2024
ASSETS
Current
Cash and cash equivalents	$46,390	$179,893
Marketable securities (Note 4)	-	67,516
Accounts receivable	1,645	5,927
Prepaid expenses and deposit (Note 12)	21,950	78,794
Total Current Assets	69,985	332,130

Non-current assets, net
Mineral property (Note 5)	10,500	10,500
TOTAL ASSETS	$80,485	$342,630

LIABILITIES
Current
Accounts payable and accrued liabilities	$301,081	$316,033
Accounts payable - Related Party	8,744	-
Total Liabilities	309,825	316,033

STOCKHOLDERS' EQUITY
Share Capital (Note 8)
Authorized:
500,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
8,799,394 common shares at May 31, 2025 and 7,758,305 at August 31, 2024	8,799	7,758
Additional paid-in capital (Note 9)	15,617,058	15,545,015
Deficit	(15,853,921)	(15,524,969)
Equity attributable to shareholders of the Company	(228,064)	27,805
Non-controlling interest	(1,276)	(1,207)
Total Stockholders' Equity	(229,340)	26,598
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,485	$342,630

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
Balance, August 31, 2023	7,758,305	$7,758	$15,545,015	$(14,526,485)	$(681)	$1,025,608
Non controlling interest	-	-	-	-	(292)	(292)
Comprehensive loss	-	-	-	(409,456)	-	(409,456)
Balance, November 30, 2023	7,758,305	$7,758	$15,545,015	$(14,935,941)	$(973)	$615,860
Non controlling interest	-	-	-	-	(130)	(130)
Comprehensive loss	-	-	-	(147,402)	-	(147,402)
Balance, February 29, 2024	7,758,305	$7,758	$15,545,015	$(15,083,343)	$(1,103)	$468,328
Non controlling interest	-	-	-	-	(52)	(52)
Comprehensive loss	-	-	-	(287,901)	-	(287,901)
Balance, May 31, 2024	7,758,305	$7,758	$15,545,015	$(15,371,244)	$(1,155)	$180,375
Non controlling interest	-	-	-	-	(52)	(52)
Comprehensive loss	-	-	-	(153,725)	-	(153,725)
Balance, August 31, 2024	7,758,305	$7,758	$15,545,015	$(15,524,969)	$(1,207)	$26,598
Non controlling interest	-	-	-	-	(52)	(52)
Comprehensive loss	-	-	-	(83,078)	-	(83,078)
Balance, November 30, 2024	7,758,305	$7,758	$15,545,015	$(15,608,047)	$(1,259)	$(56,532)
Common stock issued for reverse stock split fractional share round up	1,089	1	(1)	-	-	-
Non controlling interest	-	-	-	-	(17)	(17)
Comprehensive loss	-	-	-	(115,510)	-	(115,510)
Balance, February 28, 2025	7,759,394	$7,759	$15,545,014	$(15,723,557)	$(1,276)	$(172,060)
Common stock issued for cash	1,040,000	1,040	72,044	-	-	73,084
Comprehensive loss	-	-	-	(130,364)	-	(130,364)
Balance, May 31, 2025	8,799,394	$8,799	$15,617,058	$(15,853,921)	$(1,276)	$(229,340)

(Expressed in U.S. Dollars)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31,	May 31,	May 31,	May 31,
	2025	2024	2025	2024
Expenses
Accounting and audit	$17,091	$11,183	$32,343	$37,338
Consulting (Note 7)	8,250	53,274	43,818	143,332
Fees and dues	13,708	42,213	35,193	53,363
Investor relations	10,930	4,311	18,183	22,180
Legal and professional	14,101	14,396	29,693	56,628
Office and miscellaneous	15,022	15,577	54,426	50,829
Mineral exploration costs	9,161	7,080	23,124	57,444
Research and development	34,146	21,883	95,832	130,678
Total expenses	122,409	169,917	332,612	551,792

Loss for the period before other items	(122,409)	(169,917)	(332,612)	(551,792)

Other income (expense)
Foreign exchange gain (loss)	(7,955)	(1,417)	(4,840)	786
Realized gain (loss) on marketable securities	-	(243,560)	(352,239)	(969,873)
Realized foreign exchange gain (loss) on marketable securities	-	(14,451)	(17,133)	(53,474)
Unrealized gain (loss) on marketable securities	-	161,362	377,803	742,493
Unrealized foreign exchange gain (loss) on marketable securities	-	(19,918)	-	(13,373)
Net income (loss) for the period	(130,364)	(287,901)	(329,021)	(845,233)

Net income (loss) attributable to:
Common shareholders	(130,364)	(287,849)	(328,952)	(844,759)
Non controlling interest	-	(52)	(69)	(474)

Basic and diluted income (loss) per share
Basic and diluted(1)	$(0.02)	$(0.04)	$(0.04)	$(0.11)
Weighted average number of common shares outstanding
Basic and diluted(1)	8,019,394	7,758,305	7,846,447	7,758,305

(1)The number of common shares outstanding decreased as a result of a reverse stock split on January 10, 2025 (Note 8). As a result, the computation of all per-share amounts have been adjusted retroactively to reflect that change in capital structure.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	NINE MONTHS ENDED
	May 31,	May 31,
	2025	2024
Cash flows used in operating activities
Net Income (Loss)	$(329,021)	$(845,233)
Changes to reconcile net loss to net cash used in operating activities
Unrealized (gain) loss on marketable securities	(377,803)	(742,494)
Unrealized foreign exchange loss on marketable securities	-	13,373
Loss on disposal of marketable securities	352,239	969,873
Foreign exchange loss on disposal of marketable securities	17,133	53,474
Change in non-cash working capital items:
Accounts receivable	4,282	5,924
Prepaid expenses and deposits	56,844	4,840
Accounts payable and accrued liabilities	(14,952)	(25,005)
Due to related parties	8,744	(17,196)
Net cash used in operating activities	$(282,534)	$(582,444)

Cash flows used in investing activities
Proceeds from sale of marketable securities	75,947	520,590
Net cash used in investing activities	$75,947	$520,590

Cash flows from financing activities
Net proceeds from common shares issued for cash	73,084	-
Net cash from financing Activities	$73,084	$-

Decrease in cash and cash equivalents	(133,503)	(61,854)
Cash and cash equivalents at beginning of period	179,893	259,581
Cash and cash equivalents at end of period	$46,390	$197,727

Supplemental information of cash flows:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

ENERTOPIA CORP. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) May 31, 2025 (Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed consolidated interim financial statements for the period ended May 31, 2025 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the August 31, 2024 audited annual financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company is engaged in the business of Lithium exploration at their Nevada claims, along with holding intellectual property & patents in the green technology space. The Company office is located in Kelowna, B.C., Canada.

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred net cash outflows from operating activities of $282,534 for the nine-months ended May 31, 2025 ($582,444 for the nine-months ended May 31, 2024) and as at May 31, 2025 has incurred cumulative losses of $15,853,921 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

c. Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of May 31, 2025 and August 31, 2024, cash and cash equivalents consisted of the following:

	May 31,	August 31,
	2025	2024
Cash	$46,390	$61,048
Cash equivalents	-	118,845
	$46,390	$179,893

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

h. Reverse Stock Split

On January 10, 2025, the Company effectuated a 1 for 20 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the "Reverse Stock Split"). The Reverse Stock Split had no effect on the Company's authorized shares of common stock and the par value will remain unchanged at $0.001. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these consolidated financial statements and related disclosures.

i. Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company will adopt ASU 2023-07 for the fiscal year ended August 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires all public entities to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. The amendments are effective for the Company in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 27, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the guidance and its impact to the financial statements.

4. MARKETABLE SECURITIES

On May 4, 2022 ("Closing Date"), the Company announced the sale of its Clayton Valley unpatented mining claims to Cypress Development Corporation ("Cypress") and as a result of this transaction received 3,000,000 shares of Cypress along with $1,100,000 in cash. During January 2023 Cypress underwent a name change to Century Lithium Corp ("Century"). As at May 31, 2025 the Company has disposed of all 3,000,000 shares of Century, of which 350,600 were sold during the nine-month period May 31, 2025 (nine-month period May 31, 2024 - 1,214,500).

As at May 31, 2025, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2024	$67,516
Mark to market	377,803
Unrealized foreign exchange gain (loss)	-
Proceeds from disposal	(75,947)
Realized loss on disposal	(352,239)
Realized Foreign exchange loss on disposal	(17,133)
Balance, November 30, 2024	$-
Additions	-
Balance, February 28, 2025	$-
Additions	-
Balance, May 31, 2025	$-

5. MINERAL PROPERTY

West Tonopah

On February 25, 2022, the Company staked approximately 1,818 acres of unpatented mineral claims in Esmeralda County, Nevada for cash consideration of $10,500. During the nine-months ended May 31, 2025, the Company expensed $23,124 relating to travel and storage expenses. During the nine month period ended May 31, 2024, the Company expensed $57,444 in expenses relating to geologist work, sample assays, and travel expenses.

	May 31,	May 31,
	2025	2024
Geologists	$-	$14,362
Sample Assays	-	21,175
Travel & Misc	23,124	21,907
Total Exploration	$23,124	$57,444

6. RESEARCH AND DEVELOPMENT

Clean Technologies

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to the hydrogen technology ("Hydrogen Technology"). By acquiring this Hydrogen Technology, the Company is currently researching the opportunity to create process gas that can be used in commercial, industrial and mining applications by splitting the hydrogen from water via electrolysis. The technology has advanced to the prototype phase and the provisional patent number 63/782/745 was filed with the USPTO on April 3, 2025. On February 11, 2025, the United States Patent Trademark Office (USPTO) notified the Company that patent #12224704 had been issued for the Heat Recovery System. On February 18, 2025 The USPTO notified the Company that patent #12231085 had been issued. This system has also been Trademarked as the "ENERTOPIA RAINMAKER".

Energy Management System ("EMS")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending EMS. The Company created a Joint Venture ("JV") with 51%, now 76%, controlling interest in CapNTrack to run the commercial and industrial operations related to the EMS. As of May 31, 2025, one of the co inventors passed away. At this time the 2.5 million shares pre share consolidation, 125,000 post consolidation shares are being reviewed by all parties with respect to the necessary probate and other paperwork to be released or cancelled. As at the period ended date of May 31, 2025, there have been no operations in the JV and only office costs have been incurred. The EMS is still in the research and development phase and it has not obtained commercial or operational feasibility as at the period end date of May 31, 2025. On November 19, 2024 the USPTO notified the Company that patent number 12149091 was issued for EMS (Energy Management System).

During the nine months ended May 31, 2025 and 2024 the Company incurred the following research and development expenses:

	May 31,	May 31,
	2025	2024
Clean Technologies	$95,832	$129,740
Energy Management Systems	-	938
Total Research and Development	$95,832	$130,678

7. RELATED PARTY TRANSACTIONS

For the nine-month periods ended May 31, 2025, the Company was party to the following related party transactions:

•	The Company incurred $0 (May 31, 2024: $85,500) to the President of the Company in consulting fees. As at May 31, 2025, the Company had a balance owing of $8,744 owing to the President (August 31 2024, $0)
•	The Company incurred $22,500 (May 31, 2024: $22,500) to the CFO of the Company in consulting fees.
•	The Company incurred $184 (May 31, 2024: $581) to a director of the Company in geological consulting services
•	The Company incurred $4,384 (May 31, 2024 $6,976) in total to two directors of the Company for director fees.

8. SHARE CAPITAL

The Company is authorized to issue up to 500 million shares.

During the nine-month period May 31 2025 the Company issued 1,089 post consolidation round up shares for the fractional shares with respect to the Companies 1 for 20 share consolidation with the effective date of January 10, 2025.  All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these consolidated financial statements and related disclosures.

During the nine months ended May 31, 2025, the Company issued 1,040,000 units for CAD$0.10 per unit, that included one common share and one whole warrant, exercisable at $0.10 per warrant for two years expiring May 8, 2027 for gross proceeds of CAD$104,000.  A cash finder's fee of CAD$2,400 and 74,000 full broker warrants valued at $6,915 (Note 9) was paid to third parties.

As at May 31, 2025 the Company had 8,799,394 (August 31, 2024: 7,758,305) shares issued and outstanding.

As at May 31, 2025 the Company had 175,000 (August 31 2024 - 350,000) shares held in escrow, that are included in the total shares issued and outstanding. 125,000 of the shares held in Escrow are being reviewed by all parties with respect to the necessary probate and other paperwork to be released or cancelled with respect to the issuance of the Energy Management System Patent, United States Patent Trademark Office (USPTO) #12149091, as per the terms and conditions of the contract.

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

During the nine-months ended May 31, 2025 the Company did not issue any options.

During the nine-months ended May 31, 2025 and 2024, the Company recorded $0 as stock based compensation expenses.

A summary of the changes in stock options for the nine-months ended May 31, 2025 is presented below:

Options Outstanding
	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value $
Balance, August 31, 2023	407,500	1.73
Issued	-	-
Expired	-	-
Exercised	-	-
Balance, August 31, 2024	407,500	1.73
Issued	-	-
Expired	-	-
Exercised	-	-
Balance, May 31, 2025 (Outstanding & Exercisable)	407,500	1.73	1.16	18,863

The Company has the following options outstanding and exercisable as at May 31, 2025:

Issue Date	Expiry Date	Exercise Price	Number of Options	Remaining Life (Years)
14-Dec-20	14-Dec-25	1.00	105,000	0.54
28-Jan-21	28-Jan-26	2.80	100,000	0.66
4-Feb-21	4-Feb-26	3.60	5,000	0.68
5-Feb-21	5-Feb-26	3.60	15,000	0.68
27-Apr-21	27-Apr-26	2.40	5,000	0.91
28-May-21	28-May-26	2.40	2,500	0.99
1-Sep-21	1-Sep-26	1.60	25,000	1.25
6-Dec-21	6-Dec-26	1.40	50,000	1.52
18-Aug-22	18-Aug-27	1.20	100,000	2.22
Balance outstanding and exercisable			407,500	1.16

Warrants

During the period ended May 31, 2025, 1,040,000 whole warrants were issued as part of units issued in the private placement that closed during May 2025, and 74,000 whole broker warrants.  The warrants expire on May 8, 2027, with an exercise price of $0.10 during the 24-month period. The warrants were valued at $97,184 and $6,915, respectively, and included in additional paid in capital. As of May 31, 2025, the intrinsic value of the warrants was $30,078.

Issue Date	Expiry Date	Exercise Price $	Number of Warrants*	Weighted Average Life (Years)	Intrinsic Value $
8-May-25	8-May-27	0.100	1,114,000	1.93	30,078
		0.100	1,114,000	1.93	30,078
*Each warrant entitles a holder to purchase one common share.

There were no warrants outstanding as of August 31, 2024.

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

The Company has a director fee agreement with two directors for CAD$1,500 each plus GST per quarter, the financial terms of the agreement have been suspended since Feb 28, 2025 pending improvement in financing conditions.

The Company has a rental agreement for a corporate office for CAD$853 per month plus GST that expires June 30, 2025. Rent expense for the nine-months ended May 31, 2025 and 2024 were $5,470 and $6,441, respectively.

11. SEGMENTED INFORMATION

The Company's operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the period ended date and for the period ended May 31, 2025.

Long term Assets	Amount
United States of America	$10,500
Balance May 31, 2025	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
May 31, 2025	$	$	$	$
Expenses	(23,124)	(95,832)	(213,656)	(332,612)
Other income (Note 4)	-	-	3,591	3,591
Segment Loss	(23,124)	(95,832)	(210,065)	(329,021)
Total Assets (Note 4, 5)	10,500	-	69,985	80,485

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2024	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2024	$	$	$	$
Expenses	(55,480)	(156,680)	(453,473)	(665,633)
Other income (Note 4)	-	-	(333,377)	(333,377)
Segment Loss	(55,480)	(156,680)	(786,850)	(999,010)
Total Assets (Note 4, 5)	10,500	-	332,130	342,630

12. PREPAID EXPENSES AND DEPOSITS

The balance of Prepaid Expenses and Deposits consisted of the following:

	May 31,	August 31,
Prepaid Expenses & Deposits	2025	2024
Consultants	$-	$12,000
Exploration costs	4,411	22,673
Fees and Dues	4,718	9,256
Insurance	11,106	33,720
Legal & Professional	859	-
Office Expenses	856	1,145
Total Prepaid Expenses& Deposits	$21,950	$78,794

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation the following events have occurred that require disclosure.

On June 6, 2025, the Company granted 510,000 stock options at $0.15 vesting on grant and expiring June 6, 2028.  125,000 were issued to an officer, 150,000 to directors, and 235,000 to consultants.

In June 2025, an officer and director of the company exercised 500,000 warrants at $0.10 for a total of $50,000.

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

On April 4, 2025 the Company announced the filing of provisional patent number 63/782/745 for the Scalable Automated Oxyhydrogen Production, Storage, and Utilization System.

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

Research and Development

We have incurred $621,345 in research and development expenditures over the last two fiscal years and $95,832 during the nine-months ended May 31, 2025.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2025, which are included herein.

Our operating results for the three months ended May 31, 2025 and May 31, 2024, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	May 31,	May 31,
	2025	2024	Change
Revenue (cost recovery)	$-	$-	$-
General and administrative	15,022	15,577	555
Investor relations	10,930	4,311	(6,619)
Consulting fees	8,250	53,274	45,024
Fees and dues	13,708	42,213	28,505
Exploration expenses	9,161	7,080	(2,081)
Research and development	34,146	21,883	(12,263)
Professional fees	31,192	25,579	(5,613)
Other expenses (income)	7,955	117,984	110,029
Net loss (income)	$130,364	$287,901	$157,537

Our financial statements report no revenue for the three-months ended May 31, 2025, and 2024. Our financial statements report a net loss of $130,364 for the three-month period ended May 31, 2025, compared to a net loss of $287,901 for the three-month period ended May 31, 2024. Our net loss decreased by $157,537 for the three-month period ended May 31, 2025 primarily due to the decrease other expenses of $113,422 primarily due to losses on marketable securities, a reduction in consulting fees of $45,024, and filing fees of $28,505, offset by increases in research and development of $12,263 and Professional fees of $5,613. The increases in research and development and professional fees primarily consisted of work performed supporting our patent filing claims.  Our operating costs were lower by $47,508 for May 31, 2025, compared to May 31, 2024 primarily from cost containment measures offset by increases in costs for patent filings.

Our operating results for the nine-months ended May 31, 2025 and 2024, and the changes between those periods for the respective items are summarized as follows:

	NINE MONTHS ENDED
	May 31,	May 31,
	2025	2024	Change
Revenue	$-	$-	$-
General and administrative	54,426	50,829	(3,597)
Investor relations	18,183	22,180	3,997
Consulting fees	43,818	143,332	99,514
Fees and dues	35,193	53,363	18,170
Exploration expenses	23,124	57,444	34,320
Research and development	95,832	130,678	34,846
Professional fees	62,036	93,966	31,930
Other expenses (income)	(3,591)	293,441	297,032
Net loss (income)	$329,021	$845,233	$516,212

Our financial statements report no revenue for the nine-months ended May 31, 2025, and 2024. Our financial statements report a net loss of $329,021 for the nine-month period ended May 31, 2025, compared to a net loss of $845,233 for the nine-month period ended May 31, 2024. Our net loss decreased by $516,212 for the nine-month period ended May 31, 2025 primarily due to cost containment measures and focus on our research and development work supporting our patent filings.  Other income primarily consisted of non-cash unrealized gain of $377,803 on mark to market and realized losses on disposition of $352,239 on marketable securities.  The decrease in exploration expenses primarily consisted of reporting work performed in the prior year on technical reporting that was not performed in the current period.  Our operating costs were lower by $219,180 for May 31, 2025, compared to May 31, 2024 primarily from cost containment measures and focusing our expenses on supporting our patent filings.

Liquidity and Financial Condition

Working Capital	May 31,	August 31,
	2025	2024
Current assets	$69,985	$332,130
Current liabilities	309,825	316,033
Working capital (deficit)	$(239,840)	$16,097

As at May 31, 2025, we had $309,825 in current liabilities, which is lower by $6,208 when compared to current liabilities as at August 31, 2024.

	May 31,	May 31,
Cash Flows	2025	2024
Cash flows used in operating activities	$(282,534)	$(582,444)
Cash flows from investing activities	75,947	520,590
Cash flows from financing activities	73,084	-
Net (decrease) increase in cash during year	$(133,503)	$(61,854)

Operating Activities

Net cash used in operating activities was $282,534 in the nine-months ended May31, 2025 compared with net cash used in operating activities of $582,444 in the same period in 2024.

Investing Activities

Net cash provided by investing activities was $75,947 and $520,590 in the nine-months ended May 31, 2025 and 2024, respectively.

Financing Activities

During the nine-months ended May 31, 2025, the company issue 1,040,000 common shares at $0.0722 (CAD$0.10) for a total of $73,084 net of fees.

The Company had no financing activities in the nine-months ended May 31, 2024.

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

As of May 31, 2025, the end of the third quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description

(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of Enertopia Corp. dated November 22, 2004 (incorporated by reference to our Registration Statement on Form SB-2 filed January 10, 2006 as Exhibit 3.1).
3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 22, 2010 (incorporated by reference to Exhibit 3.02 of our Current Report on Form 8-K filed March 4, 2010).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 18, 2009).
10.1	Agreement dated December 14, 2020 with Al Rich (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 15, 2020).
10.2	Consulting Agreement dated December 6, 2021 with Terry Galyon.
10.3	Hydrogen Asset Purchase Agreement dated December 6, 2021
10.4	Asset Purchase Agreement dated December 17, 2021 with Paul Sandler and Mark Snyder dated December 17, 2021.
10.5	Asset Sale Agreement with Cypress Development Corp dated February 23, 2022 (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed February 28, 2022).
10.6	Consulting Agreement with Mr. Robert McAllister dated May 1, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 4, 2022).
10.7	Consulting Agreement with Mr. Allan Spissinger dated August 16, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 19, 2022).
14.1	Code of Ethics (incorporated by reference by from our annual report on Form 10-KSB filed on November 29, 2007).
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - Principal Executive Officer
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - Principal Financial Officer and Principal Accounting Officer
32.1	Section 1350 Certification - Principal Executive Officer
32.2	Section 1350 Certification - Principal Financial Officer and Principal Accounting Officer
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
July 14, 2025

By:	/s/ "Allan Spissinger"
Allan Spissinger CPA, CA
Chief Financial Officer
July 14, 2025