Form 10-K
period 2025-08-31
Enertopia Corp.
filed 2025-12-16
CIK 1346022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-51866

ENERTOPIA CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-1970188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#100 740 MCCURDY ROAD, KELOWNA, BRITISH
COLUMBIA, CANADA V1X 2P7
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [   ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [   ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2025 7,381,644 was $332,174 based on a $0.05 closing price for the Common Stock on February 28, 2025.

For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 10,339,394 common shares as of November 30, 2025

DOCUMENTS INCORPORATED BY REFERENCE

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

The Company controls 88 unpatented mineral lode claims in Esmeralda County, NV staked covering 1,818 acres of land administrated by the BLM on February 25, 2022. The Company has been focused on using modern technology on extracting lithium and verifying or sourcing other intellectual property in the EV & green technology sectors in developing environmental solutions. The Company has been granted three patents and has one pending patent applicable to the above sectors.

The address of our principal executive office is #100 740 McCurdy Road., Kelowna, British Columbia V1X 2P7. Our telephone number is (250) 870-2219. Our current location provides adequate office space for our purposes at this stage of our development.

Summary of Recent Business

During May of 2022, the Company began filing two provisional patents in the Clean Technology segment of our business with 2 more filings occurring during May and August of 2022 for a total of four filings.

On August 15, 2022 the Company announced the filing of Non provisional patent #3, known as Enertopia RainmakerTM By cooling the backside of the PV panels below the dew point the atmospheric moisture condenses on the back side of the panel and drips as rain into the tray collecting the water. On February 18, 2025 the United States Patent Trademark Office (USPTO) notified the Company that patent number 12231085 (Water Producing System for a Liquid Transfer Mat) was issued.

On January 9, 2023, the Company's shares began trading on the Canadian Securities Exchange ("CSE") under the trading symbol ENRT.

On January 12, 2023 the Company announced the filing of Non provisional patent #4, known as the EMS filed November 2, 2022. The EMS is a battery monitoring technology that helps to increase the life and health of monitored battery packs. On November 19, 2024 the USPTO notified the Company that patent number 12149091 was issued.

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

During February 2024, we received comments from the USPTO (United States Patent and Trademark Office) that the USPTO has declined our application for the Enertopia Solar BoosterTM. We will not be pursuing this application any further. As a result, the 50,000 (1,000,000 pre-reverse) shares in escrow that were issued upon the condition of the granting of the patent will be returned to Treasury for cancellation. As of August 31, 2025 the shares were still in escrow.

The Company held its AGM on May 17, 2024. On May 21, 2024 the Company reported on form 8-K that all resolutions were passed, which included a resolution for the Directors to consolidate the shares of the company based on a range of 1-5 to 1-20 consolidation.  The Company's 1 for 20 share consolidation became effective January 10, 2025.

Chronological Overview of our Business over the Last Five Years

On February 11 2020 the Company signed a 1% Royalty agreement with respect to any future commercial lithium production from the Company's Clayton Valley, Nevada claims in exchange for $200,000. The Company has a right of first refusal to repurchase the royalty upon any proposed sale by the royalty holder to a third party.

On February 25 2020 the Company signed Mark Snyder to a one year Technology Advisory Board. Monthly contract rate of $1,000 per month and the issuance of 100,000 stock options valid for two years at a strike price of $0.40 per share.

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

On January 19, 2024 the Company announced that one of the co inventors in CapNtrack was over come by a sudden illness and has passed away. After discussions with the Estate, Enertopia and the Estate have entered into a mutual Release and Settlement Agreement. Based on the terms of the Agreement the 125,000 shares (2.5 million shares pre-reverse) held in escrow will be returned to Treasury for cancellation. Also, the 25% interest in CapNtrack held by the deceased co-inventor has been returned to Enertopia. Enertopia now has a 76% ownership interest in CapNtrack with the remaining inventor holding the remaining 24% interest.

During February 2024, we received comments from the USPTO (United States Patent and Trademark Office) that the USPTO has declined our application for the Enertopia Solar BoosterTM. We will not be pursuing this application any further. As a result, the 50,000 shares (1 million shares pre-reverse) in escrow that were issued upon the condition of the granting of the patent will be returned to Treasury for cancellation. As of August 31, 2024 the shares were still in escrow.

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

The Company held its AGM on May 17, 2024. On May 21, 2024 the Company reported on form 8-K that all resolutions were passed, which included a resolution for the Directors to consolidate the shares of the company based on a range of 1-5 to 1-20 consolidation. The Company's 1 for 20 share consolidation became effective January 10, 2025.

On October 2, 2024, the Company announced the results from the completed second phase of metallurgical test work, summarized below, with comparison to the May 29, 2024 Press Release in bold:

  Feed preparation/beneficiation - Use of (+75 micron) material indicates a reduction in material mass, increase in lithium grade and decrease in net acid-consumption per mg of lithium put into solution. There were no significant changes in lithium concentration from our baseline results above press released on May 29, 2024.

  Further analysis on leaching time and temperature testing for reduced acid consumption. No significant change in lithium recovery based on time and temperature from our baseline results released on May 29, 2024.
  Three roast tests were completed with subsequent water leach tests of the calcined products. No net benefit was produced using the calcinated products for lithium recovery enhancement compared to the higher recovery numbers released on May 29, 2024.

Summary of second phase test results show that the high level of lithium put into solution from phase one testing indicates a straightforward path to liberating Lithium into solution from the claystone.

On April 4, 2025, the Company announced the filing of provisional patent number 63/782/745 for the Scalable Automated Oxyhydrogen Production, Storage, and Utilization System for on grid or off grid applications.

On May 29, 2025, the Company announced the start of building of a mobile lab testing and proving facility for our Oxyhydrogen technology that will also allow real-time demonstrations of a fully automated oxyhydrogen production and replacement system, which can then be used to run a wide variety of propane appliances, generate hot water and air, or for use as an air conditioning unit.  Oxyhydrogen gas is classified as a renewable energy source, with water vapor as its main byproduct when burned, therefore does not produce carbon emissions.

Our Current Business

Enertopia is engaged in the business of Lithium exploration at their Nevada claims, along with holding intellectual property & non provisional pending patents in the green technology space.

Mineral Property

West Tonopah Lithium

On February 25, 2022, the Company had 88 unpatented mineral lode claims in Esmeralda County, NV staked covering 1,818 acres of land administrated by the BLM. The property is in good standing until September 1, 2026. Estimated respective yearly holding fees to the BLM is $17,600 and $1,068 to Esmeralda County NV.

Enertopia Claim name	State or Federal Agency	Claim number from	Claim number to
MS 1-88	BLM	NV 105296951	NV 105297038
MS 1-88	Esmeralda County, NV	230856	230943

The Company completed its maiden drill program in June 2022, second phase drill program April 2023 and has a published S-K 1300 Technical Resource report. Further information can be found at www.enertopia.com.

TECHNOLOGY

NON PROVISIONAL PATENTS AND ISSUED PATENTS

On November 4, 2021, the Company announced the provisional patent filing known as Energy Management System, this was subsequently filed as a non-provisional patent on November 2, 2022. United States Patent Trademark Office (USPTO) has notified the Company that patent number 12149091 was issued on November 19, 2024.

  Some Key Points on our Energy Management Patent:
  AI Predictive Comparative Analysis
  Cathodic (lightening) protection management and analysis
  Multi platform Interface Solar/ Energy Storage System (ESS)/HVAC/Water Pumping/ Combined Heat & Power (CHP)/Gas Heat & Power (GHP)
  Adaptable Organic Architecture allows monitoring of water, gas and other sensors

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

The Company has a consulting agreement with the CFO of the Company, Mr. Allan Spissinger, for corporate administration and consulting services for $7,500 per quarter plus goods and services tax ("GST") on a continuing basis.

We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed.

Research and Development

We have incurred $309,946 in research and development expenditures over the last two fiscal years.

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

There is an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the year ended August 31, 2025 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the year ended August 31, 2025, we have incurred cumulative losses of $16,031,753 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

Item 2. Properties

Executive Offices

The address of our executive office is #100 740 McCurdy Road, Kelowna, British Columbia V1X 2P7. Our main telephone number is (250) 870-2219. Our current location provides adequate office space for our purposes at this stage of our development.

West Tonopah Lithium Exploration Project

Property Introduction

The West Tonopah Lithium Project consists of 88 unpatented Lode Mining Claims that are 100% owned by Enertopia and encompass a contiguous land position of approximately 1,818 acres. The Property encompasses all of Sections 19 and 30 Township 42N and Range 4E, and parts of Section 20 Township 42N and Range 4E and Sections 24 and 25 Township 3N Range 41E (Fig. 1). The centroid of the Property in Lambert Conformal projection is at Latitude 38.092867028 and Longitude -117.305668157. The claims were acquired directly from the United States Department of the Interior, Bureau of Land Management. Estimated respective yearly holding fees to the BLM is $17,600 and $1,068 to Esmeralda County NV. To date $10,500 has been capitalized to the project and $762,878 in exploration and property expenses have been recorded as mineral exploration expenses.

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

Environmental Liabilities

With respect to environmental liabilities, the Company is subject to compliance with operating, reclamation, and monitoring measures outlined in the BLM's Notice NVN-101244, and the general and specific performance standards outlined in 43 CFR subpart 3809.420.

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
Ely
93
6
NV
95
West Tonopah
Lithium Project
Warm Springs
Tonopah
395
365
395
CA
95
15
Las Vegas
Pahrump
Henderson
NORTH
West Tonopah
Lithium Project
Legend
City/Town
Freeway
Highway
Railroad
State Boundary
West Tonopah Lithium Project
Enertopia Corporation
West Tonopah Lithium Project, Nevada, USA
General Location
1:3,000,000
UTM N83 Zone 11
July 2023
0
100
km
APEX
GEOSCIENCE

Property Location and Access Map Fig 1

460000
480000
5N 40E
5N 41E
5N 42E
5N 43E
4N 40E
4N 41E
4N 42E
4N 43E
4N 44E
89
Nye
6
376
3N 40E
3N 42E
3N 43E
3N 44E
Tonopah
Esmeralda
2N 40E
2N 41E
2N 42E
2N 43E
2N 44E
95
1N 40E
1N 41E
1N 42E
1N 43E
1N 44E
4220000
4200000
N
Legend
City/Town
Highway
Major Road
Property Outline
Nevada Section Township Range (PLSS)
County Boundary
EnertOpia Corporation
West Tonopah Lithium Project, Nevada, USA
Location and Access Map
1:250,000
UTM N83 Zone 11
July 2023
0
8
km
APEX
GEOSCIENCE

Property Location and Access Map Fig 2

471000
472000
473000
474000
475000
476000
4219000
4218000
4217000
4216000
4215000
4214000
NYE
ESMERALDA
89
6
Slime Wash
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
N
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

The Miocene Siebert Formation (17-13 Ma) was derived from volcaniclastic fluvial and lacustrine deposits that include mudstone, siltstone, sandstone, and conglomerate with intercalated pyroclastic flows and tuff. The mineralization belongs to the lithium-claystone deposit type. The Siebert Formation, and particularly the mudstone dominant horizons, at the Western Tonopah Lithium Project are enriched in lithium. Of 754 sonic drill core samples logged and analyzed by Enertopia, the minimum and maximum lithium values range from below the minimum limit of detection (20 ppm Li) to 1,520 ppm Li with an average value of 583.1 ppm Li.

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

West Resource Area Indicated Mineral Resource Estimate

	Rock Mass			Contained Metal
	Metric		Metric tonnes		Short tons
Li Cutoff	tonnes	Short tons	(t)		(st)		Average Li Grade
(ppm)	(t)	(st)	Li	LCE	Li	LCE	(ppm)

400	65,322,000	72,005,000	40,000	212,000	44,000	233,000	609

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

A) West Resource Area Inferred Mineral Resource Estimate

	Rock Mass			Contained Metal
	Metric		Metric tonnes		Short tons
Li Cutoff	tonnes	Short tons	(t)		(st)		Average Li Grade
(ppm)	(t)	(st)	Li	LCE	Li	LCE	(ppm)

400	109,366,000	120,556,000	79,000	420,000	87,000	463,000	722

B) East Resource Area Inferred Mineral Resource Estimate

	Rock Mass			Contained Metal
	Metric		Metric tonnes		Short tons
Li Cutoff	tonnes	Short tons	(t)		(st)		Average Li Grade
(ppm)	(t)	(st)	Li	LCE	Li	LCE	(ppm)

400	9,314,000	10,267,000	5,000	25,000	5,000	27,000	499

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

C) Mineral Resource Estimate Summary Table

	Rock Mass			Contained Metal
	Metric		Metric tonnes (t)		Short tons (st)
Classification	tonnes (t)	Short tons (st)	Li	LCE	Li	LCE	Average Li Grade (ppm)
Indicated	65,322,000	72,005,000	40,000	212,000	44,000	233,000	609

Inferred	118,681,000	130,823,000	84,000	445,000	92,000	491,000	705

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board and the OTCQB quotation service and on the CSE under the symbol "ENRT." Our CUSIP number is 29277Q206.

The following quotations reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock on the OTCQB quotation service and Over-the-Counter Bulletin Board for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2025	$0.794	$0.045
May 2025	$0.138	$0.024
February 2025	$0.12	$0.005
November 2024	$0.012	$0.006

Quarter Ended(1)	High	Low
August 2024	$0.015	$0.007
May 2024	$0.023	$0.013
February 2024	$0.024	$0.012
November 2023	$0.034	$0.013

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

The high and low bid prices (given in Canadian Dollars) of our common stock on the Canadian Securities Exchange for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
August 2025	$1.00	$0.045
May 2025	$0.19	$0.045
February 2025	$0.05	$0.005
November 2024	$0.03	$0.01
August 2024	$0.02	$0.01
May 2024	$0.035	$0.015
February 2024	$0.035	$0.015
November 2023	$0.035	$0.01

(1) The quotations above were obtained from TD Waterhouse Investor Services and/or stockwatch.com, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Before January 9, 2023 the company's shares were not trading on the CSE.

As of the January 2025 Share consolidation, there were 4,360 holders of record of our common stock. As of November 30, 2025, 10,339,394 common shares were issued and outstanding.

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

The aggregate number of Common Shares that may be reserved, allotted and issued pursuant to Options shall not exceed 1,550,000 shares of common stock, less the aggregate number of shares of common stock then reserved for issuance pursuant to any other share compensation arrangement. For greater certainty, if an Option is surrendered, terminated or expires without being exercised, the Common Shares reserved for issuance pursuant to such Option shall be available for new Options granted under this Plan.

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

Equity Compensation Plan Information
Plan category Equity compensation plans approved by Security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2014 Stock Option Plan approved by security holders	407,500	$1.73	277,581
2023 Stock Option Plan approved by security holders	510,000	$0.15	1,040,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2025.

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

Plan of Operation

During the next twelve-month period (beginning September 1, 2025), we intend to:

• identify and secure sources of equity and/or debt financing for property payments;

• identify and secure sources of equity and/or debt financing for continued testing for Lithium technology

• identify and secure sources of equity and/or debt financing for clean technology acquisitions;

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2025
Expense	Amount ($)
Mineral Costs	19,000
Management Consulting Fees	40,000
Technology Development	10,000
Professional fees	75,000
Rent	10,000
Other general administrative expenses	100,000
Total	$254,000

As at the date of this annual report, we do not have sufficient cash on hand to finance our entire potential and estimated $254,000 cash obligation to the proposed spending for the 12 months beginning September 1, 2025. Based on our current cash position of $74,740 we anticipate that we will require approximately $179,260 in additional cash to execute our business plan. In the event that we are unable raise sufficient cash we intend to reduce our planned expenditures to accommodate our means with a view toward prioritizing our pending patents and fulfilling our public reporting obligations. As at the date of this annual report we have no financing arrangements in place.

Results of Operations for our Years Ended August 31, 2025 and 2024

Our net income (loss) and comprehensive income (loss) for our year ended August 31, 2025, for our year ended August 31, 2024 and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	August 31,	August 31,
	2025	2024	Change
Revenue	$-	$-	$-
General and administrative	81,211	64,304	(16,907)
Investor relations	41,969	25,493	(16,476)
Consulting fees	84,779	172,448	87,669
Fees and dues	45,997	64,497	18,500
Exploration expenses	30,385	55,480	25,095
Research and development	153,266	156,680	3,414
Professional fees	76,134	126,731	50,597
Other expenses (income)	(6,888)	333,377	340,265
Net loss	$506,853	$999,010	$492,157

Our consolidated financial statements report no revenue for the years ended August 31, 2025, and August 31, 2024. Our consolidated financial statements report a net loss of $506,853 for the year ended August 31, 2025, compared to a net loss of $999,010 for the year ended August 31, 2024. Our net loss has decreased by $492,157 for the year ended August 31, 2025, primarily due to the decrease in Other expenses and Consulting fees, along with other cost containment measures. Our operating costs were lower by $151,892 for August 31, 2025, compared to August 31, 2024, primarily due to the reduced costs of consultants and our other cost containment measures.  Other expense for the year ended August 31, 2025 primarily consisted of realized losses and realized foreign exchange losses on the sale of marketable securities of $352,239 and $17,133, offset by unrealized gains on marketable securities of $377,803.

Liquidity and Financial Condition

Working Capital	August 31,	August 31,
	2025	2024
Current assets	$114,992	$332,130
Current liabilities	325,092	316,032
Working capital (deficit)	$(210,100)	$16,098

	August 31,	August 31,
Cash Flows	2025	2024
Cash flows used in operating activities	$(407,005)	$(665,810)
Cash flows from investing activities	75,947	586,122
Cash flows from financing activities	225,905	-
Net (decrease) increase in cash during year	$(105,153)	$(79,688)

Operating Activities

Net cash used in operating activities was $407,005 for the year ended August 31, 2025 compared with cash used in operating activities of $665,810 in 2024.

The decrease in net cash used in operating activities is due to the completion of patent filings and our focus on near complete projects reducing our consulting expenses.

Investing Activities

Net cash provided in investing activities was $75,947 for the year ended August 31, 2025 compared to $586,122 in the same period in 2024. During the year ended August 31, 2025 and 2024, the net cash was provided by the sale of the Century Lithium stock.

Financing Activities

Net cash provided in financing activities was $225,905 for the year ended August 31, 2025, compared to $0 in the same period in 2024 from the exercise of warrants and common stock issuance for cash.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had a working capital deficit of $210,100 as at August 31, 2025 compared to working capital of $16,097 as at August 31, 2024. As at August 31, 2025, the Company has incurred cumulative losses of $16,031,753. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our Company's ability to continue as a going concern. Management's plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is exceptionally difficult.

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

The carrying values of our mineral rights are assessed for impairment by management on a quarterly basis and as required whenever indicators of impairment exist. An impairment loss is recognized if it is determined that the carrying value is not recoverable and exceeds fair value.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enertopia Corp. (the “Company”), as of August 31, 2025 and 2024, and the related consolidated statements of stockholders’ equity (deficit), operations and comprehensive loss, and cash flows for the years ended August 31, 2025, and 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Enertopia Corp. as of August 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended August 31, 2025, and 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Except for the matter described in the Going Concern section, we have determined that there are no other critical audits matters to communicate in our auditor’s report.

We have served as the Company's auditor since 2017.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

December 15, 2025

731

ENERTOPIA CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	August 31,	August 31,
	2025	2024
ASSETS
Current
Cash and cash equivalents	$74,740	$179,893
Marketable securities (Note 4)	-	67,516
Accounts receivable	4,705	5,927
Prepaid expenses and deposit (Note 11)	35,547	78,794
Total Current Assets	114,992	332,130

Non-current assets, net
Mineral property (Note 5)	10,500	10,500
TOTAL ASSETS	$125,492	$342,630

LIABILITIES
Current
Accounts payable and accrued liabilities	$297,231	$316,033
Due to related party (Note 7)	27,861	-
Total Liabilities	325,092	316,033

STOCKHOLDERS' EQUITY (DEFICIT)
Share Capital (Note 8)
Authorized:
500,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
10,339,394 common shares at August 31, 2025 and 7,758,305 at August 31, 2024	10,339	7,758
Additional paid-in capital (Note 9)	15,823,090	15,545,015
Deficit	(16,031,753)	(15,524,969)
Equity attributable to shareholders of the Company	(198,324)	27,804
Non-controlling interest	(1,276)	(1,207)
Total Stockholders' Equity (DEFICIT)	(199,600)	26,597
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$125,492	$342,630

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
Balance, August 31, 2023	7,758,305	$7,758	$15,545,015	$(14,526,485)	$(681)	$1,025,607
Non controlling interest	-	-	-	-	(526)	(526)
Comprehensive loss	-	-	-	(998,484)	-	(998,484)
Balance, August 31, 2024	7,758,305	$7,758	$15,545,015	$(15,524,969)	$(1,207)	$26,597
Common stock issued for reverse stock split fractional share round up	1,089	1	(1)	-	-	-
Common stock issued for cash	2,080,000	2,080	173,825	-	-	175,905
Common stock issued for cash exercise of warrants	500,000	500	49,500	-	-	50,000
Stock based compensation	-	-	54,751	-	-	54,751
Non controlling interest	-	-	-	-	(69)	(69)
Comprehensive loss	-	-	-	(506,784)	-	(506,784)
Balance, August 31, 2025	10,339,394	$10,339	$15,823,090	$(16,031,753)	$(1,276)	$(199,600)

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Years Ended
	August 31,	August 31,
	2025	2024
Expenses
Accounting and audit	$44,193	$48,637
Consulting (Note 7)	84,779	172,448
Fees and dues	45,997	64,497
Investor relations	41,969	25,493
Legal and professional	31,941	78,094
Office and miscellaneous	81,211	64,304
Mineral exploration costs	30,385	55,480
Research and development	153,266	156,680
Total expenses	513,741	665,633

Loss for the year before other items	(513,741)	(665,633)

Other income (expense)
Foreign exchange gain (loss)	(1,543)	2,293
Realized loss on marketable securities	(352,239)	(1,265,781)
Realized foreign exchange loss on marketable securities	(17,133)	(67,053)
Unrealized gain on marketable securities	377,803	1,003,760
Unrealized foreign exchange gain (loss) on marketable securities	-	(6,596)
Net loss for the year	(506,853)	(999,010)

Net income (loss) attributable to:
Common shareholders	(506,784)	(998,484)
Non controlling interest	(69)	(526)

Basic and diluted income (loss) per share
Basic and diluted	$(0.06)	$(0.13)
Weighted average number of common shares outstanding
Basic and diluted(1)	8,224,943	7,758,305

(1)The number of common shares outstanding decreased as a result of a reverse stock split on January 10, 2025 (Note 8). As a result, the computation of all per-share amounts have been adjusted retroactively to reflect that change in capital structure.

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years Ended
	August 31,	August 31,
	2025	2024
Cash flows used in operating activities
Net Income (Loss)	$(506,853)	$(999,010)
Changes to reconcile net loss to net cash used in operating activities
Stock based compensation	54,751	-
Unrealized (gain) loss on marketable securities	(377,803)	(1,003,761)
Unrealized foreign exchange loss on marketable securities	-	6,596
Loss on disposal of marketable securities	352,239	1,265,781
Foreign exchange loss on disposal of marketable securities	17,133	67,053
Change in non-cash working capital items:
Accounts receivable	1,222	3,555
Prepaid expenses and deposits	43,247	10,544
Accounts payable and accrued liabilities	(18,802)	628
Due to related parties	27,861	(17,196)
Net cash used in operating activities	$(407,005)	$(665,810)

Cash flows used in investing activities
Proceeds from sale of marketable securities	75,947	586,122
Net cash used in investing activities	$75,947	$586,122

Cash flows from financing activities
Net proceeds from common shares issued for cash	175,905	-
Net proceeds from warrants exercised	50,000	-
Net cash from financing Activities	$225,905	$-

Decrease in cash and cash equivalents	(105,153)	(79,688)
Cash and cash equivalents at beginning of period	179,893	259,581
Cash and cash equivalents at end of period	$74,740	$179,893

Supplemental information of cash flows:
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ENERTOPIA CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2025
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

2. GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. The Company had a working capital deficit of $210,100 as at August 31, 2025 and working capital of $16,097 as at August 31, 2024. As at August 31, 2025 the Company has incurred cumulative losses of $16,031,753 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

c. Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of August 31, 2025, and 2024, cash and cash equivalents consisted of the following:

	August 31,	August 31,
	2025	2024
Cash	$74,740	$61,048
Cash equivalents	-	118,845
	$74,740	$179,893

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

l. Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, "Asset Retirement and Environmental Obligations". ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company does not believe it has any asset retirement obligation as of August 31, 2025 and 2024.

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

r. Recent Accounting Pronouncements

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

4. MARKETABLE SECURITIES

On May 4, 2022 ("Closing Date"), the Company announced the sale of its Clayton Valley unpatented mining claims to Cypress Development Corporation ("Cypress") and as a result of this transaction received 3,000,000 shares of Cypress along with $1,100,000 in cash. During January 2023 Cypress underwent a name change to Century Lithium Corp ("Century"). As at August 31, 2025 the Company has disposed of all 3,000,000 shares of Century.

As at August 31, 2025, the movement in the Company's marketable securities is as follows:

Balance, August 31, 2023	$989,307
Mark to market	1,003,760
Unrealized foreign exchange gain (loss)	(6,595)
Proceeds from disposal	(586,122)
Realized loss on disposal	(1,265,781)
Realized Foreign exchange loss on disposal	(67,053)
Balance, August 31, 2024	$67,516
Mark to market	377,803
Unrealized foreign exchange gain (loss)	-
Proceeds from disposal	(75,947)
Realized loss on disposal	(352,239)
Realized Foreign exchange loss on disposal	(17,133)
Balance, August 31, 2025	$-

6. MINERAL PROPERTY

West Tonopah

On February 25, 2022, the Company staked 1,818 acres of unpatented mineral claims in Esmeralda County, Nevada for cash consideration of $10,500. During the years ended August 31, 2025 and 2024, the mineral exploration expense consisted of:

	August 31,	August 31,
	2025	2024
Geologists	$-	$14,362
Sample Assays	-	21,175
Travel, Storage & Misc	30,385	19,943
Total Exploration	$30,385	$55,480

7.  RESEARCH AND DEVELOPMENT

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

Energy Management System ("EMS")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending EMS. The Company created a Joint Venture ("JV") with 51%, now 76%, controlling interest in CapNTrack to run the commercial and industrial operations related to the EMS. As of August 31, 2025, one of the co inventors passed away. At this time the 2.5 million shares pre share consolidation, 125,000 post consolidation shares are being reviewed by all parties with respect to the necessary probate and other paperwork to be released or cancelled. As at the period ended date of August 31, 2025, there have been no operations in the JV and only office costs have been incurred. On November 19, 2024 the USPTO notified the Company that patent number 12149091 was issued for EMS (Energy Management System). The EMS is still in the research and development phase and it has not obtained commercial or operational feasibility as at the year end date of August 31, 2025.

The research and development expenses for the years ending August 31, 2025 and 2024 consisted of the following:

	August 31,	August 31,
	2025	2024
Clean Technologies	$150,766	$155,742
Energy Management Systems	2,500	938
Total Research and Development	$153,266	$156,680

7. RELATED PARTY TRANSACTIONS

For the year ended August 31, 2025, the Company was party to the following related party transactions with key management personnel, which consists of the President and Chief Financial Officer of the Company and its Directors:

• Incurred $0 (2024 - $95,000) to the President of the Company in consulting fees. As at August 31, 2025, the accounts payable to the President of the Company was $27,861, (2024: $0).

• Incurred $30,000 (2024 - $30,000) to the Chief Financial Officer of the Company in consulting fees, and $13,419 in stock based compensation expense (2024 - $0).

• The Company incurred $365 (2024 - $776) to a director of the Company in geological consulting services.

• The Company incurred $4,384 (2024 - $9,297) in director fees to directors of the Company and $16,104 in stock based compensation expense (2024 - $0).

8. COMMON STOCK

The Company is authorized to issue up to 500 million shares.

During the year ended August 31 2025 the Company issued 1,089 post consolidation round up shares for the fractional shares with respect to the Companies 1 for 20 share consolidation with the effective date of January 10, 2025.  All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these consolidated financial statements and related disclosures.

During the year ended August 31, 2025, the Company issued:

  1,040,000 units for CAD$0.10 per unit, that included one common share and one whole warrant, exercisable at $0.10 per warrant for two years expiring May 8, 2027 for gross proceeds of CAD$104,000 ($73,084).  A cash finder's fee of CAD$2,400 and 74,000 full broker warrants valued at $6,915 (Note 9) was paid to third parties.
  1,040,000 common shares for $0.10 per share for gross proceeds of $104,000.  A cash finder's fee of $1,120 was paid to third parties.
  500,000 common shares for the exercise of 500,000 warrants at $0.10 per warrant (Note 9).

As at August 31, 2025 the Company had 10,339,394 shares issued and outstanding (2024 - 7,758,305).

As at August 31, 2025 the Company had 175,000 (2024 - 350,000) shares held in escrow by our transfer agent in connection with the purchase of Clean energy pending patent approvals. 125,000 of the shares held in Escrow are being reviewed by all parties with respect to the necessary probate and other paperwork to be released or cancelled with respect to the issuance of the Energy Management System Patent, United States Patent Trademark Office (USPTO) #12149091, as per the terms and conditions of the contract.

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

During the years ended August 31, 2025, and 2024, the Company issued 510,000 and 0 options.

During the years ended August 31, 2025 and 2024, the Company recorded $54,751 and $0 as stock-based compensation expense. The options were valued using the Black Scholes model with the following inputs: exercise price $0.15, expected life of 3 years, volatility of 230%, dividend rate of $0, and risk free rate of 4.02%. During the years ended August 31, 2025 and 2024, no options were exercised.

A summary of the changes in stock options is presented below:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value $
Balance, August 31, 2023	407,500	1.73
Issued	-	-
Expired	-	-
Exercised	-	-
Balance, August 31, 2024	407,500	1.73
Issued	510,000	0.15
Expired	-	-
Exercised	-	-
Balance, August 31, 2025 (Outstanding & Exercisable)	917,500	0.85	1.94	249,378

The Company has the following options outstanding and exercisable as at August 31, 2025:

Issue Date	Expiry Date	Exercise Price $	Number of Options	Remaining Life (Years)
14-Dec-20	14-Dec-25	1.00	105,000	0.29
28-Jan-21	28-Jan-26	2.80	100,000	0.41
4-Feb-21	4-Feb-26	3.60	5,000	0.43
5-Feb-21	5-Feb-26	3.60	15,000	0.43
27-Apr-21	27-Apr-26	2.40	5,000	0.65
28-May-21	28-May-26	2.40	2,500	0.74
1-Sep-21	1-Sep-26	1.60	25,000	1.00
6-Dec-21	6-Dec-26	1.40	50,000	1.27
18-Aug-22	18-Aug-27	1.20	100,000	1.96
6-Jun-25	5-Jun-28	0.15	510,000	2.76
Balance outstanding and exercisable			917,500	1.94

*As at August 31, 2025 the market price of the Company's common shares was $0.3936 per share. The intrinsic value of the stock options was $249,378.

Warrants

During the year ended August 31, 2025, 1,040,000 whole warrants were issued as part of units issued in the private placement that closed during May 2025, and 74,000 whole broker warrants.  The warrants expire on May 8, 2027, with an exercise price of $0.10 during the 24-month period. The warrants were valued at $97,184 and $6,915, respectively, and included in additional paid in capital. As of August 31, 2025, the intrinsic value of the warrants was $180,270.

There were no warrants issued during the year ended August 31, 2024.

During the year ended August 31, 2025 and 2024, 500,000 and 0 warrants were exercised, respectively and for $50,000 and $0, respectively.

A summary of warrants as at August 31, 2025 and 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2023	-	$0.00
Issued	-	-
Balance, August 31, 2024	-	-
Issued	1,114,000	0.10
Expired	-	-
Exercised	(500,000)	0.10
Balance, Aug 31, 2025	614,000	$0.10

Issue Date	Expiry Date	Exercise Price $	Number of Warrants*	Weighted Average Life (Years)	Intrinsic Value $
8-May-25	8-May-27	0.100	614,000	1.68	180,270
		0.100	614,000	1.68	180,270
*Each warrant entitles a holder to purchase one common share.

10. COMMITMENTS

The Company has a consulting agreement with the President of the Company for corporate administration and consulting services for $9,500 per month plus goods and services tax ("GST") on a continuing basis, this contract has been suspended since July 1, 2024 pending financing conditions.

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

The Company has a rental agreement for a corporate office for CAD$725 per month plus GST runs month to month. Rent expense for the years ended August 31, 2025 and 2024 were $7,148 and $8,300, respectively.

11. PREPAID EXPENSES AND DEPOSITS

The balance of Prepaid Expenses and Deposits consisted of the following:

	August 31,	August 31,
Prepaid Expenses & Deposits	2025	2024
Consultants	$-	$12,000
Exploration costs	17,600	22,673
Fees and Dues	10,749	9,256
Insurance	3,413	33,720
Legal & Professional	-	-
Office Expenses	3,785	1,145
Total Prepaid Expenses& Deposits	$35,547	$78,794

12. INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory income tax rates to income tax benefit at the Company's effective tax rates at August 31, 2025 and 2024:

	August 31,	August 31,
	2025	2024
Income (loss) before taxes	$(506,853)	$(999,010)
Statutory tax rate	21%	21%
Expected income tax expense (recovery)	(106,439)	(209,792)
Non-deductible items	-	72
Change in enacted rates and other	107,301	(23,804)
Change in valuation allowance	(862)	233,524
Income tax expense (recovery)	$-	$-

Deferred taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes.

Deferred tax assets (liabilities) at August 31, 2025 and 2024 are comprised of the following:

	August 31,	August 31,
	2025	2024
Net operating loss carry forwards	$2,744,096	$2,970,455
Intangible assets	-	52,627
Marketable securities	-	79,339
Mineral property	-	-
Capital loss carry forwards	486,345	128,882
	3,230,441	3,231,303
Valuation allowance	(3,230,441)	(3,231,303)
Deferred tax assets (liabilities)	$-	$-

The Company has net operating loss carry forwards of approximately $13,067,126 (2024 - $14,145,026) a portion of which may be carried forward up to 20 years to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years. Future tax assets have not been recognized because it is not probable that future taxable profit will be available against which the Company can utilize the benefits therefrom.

13. SEGMENTED INFORMATION

The Company's operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the year ended date of August 31, 2025.

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2025	$	$	$	$
Expenses	(30,385)	(153,266)	(330,090)	(513,741)
Other income (Note 4)	-	-	6,888	6,888
Segment Loss	(30,385)	(153,266)	(323,202)	(506,853)
Total Assets (Note 4, 5)	10,500	-	114,992	125,492

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2025	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2024	$	$	$	$
Expenses	(55,480)	(156,680)	(453,473)	(665,633)
Other income (Note 4)	-	-	(333,377)	(333,377)
Segment Loss	(55,480)	(156,680)	(786,850)	(999,010)
Total Assets (Note 4, 5)	10,500	-	332,130	342,630

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2024	$10,500

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were issued. Based on our evaluation the following material events have occurred that require disclosure.

As of December 15th, 2025, 105,000 options with an exercise price of $1.00 expired unexercised.

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

As of August 31, 2025, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2025, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2025 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Robert McAllister	President, Chief Executive Officer, and Director	65	November 2007 April 14, 2008
Allan Spissinger	Chief Financial Officer	56	August 16, 2022
Kevin Brown	Director	60	August 18, 2022
John Nelson	Director	67	August 18, 2022

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2025, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2025. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2025, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended August 31, 2025.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2025 and 2024; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2025 and 2024.

who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert McAllister(1)	2025	-	-	-	-	-	-	-	-
	2024	$95,000	-	-	-	-	-	-	95,000
Allan Spissinger(2) CFO	2025	$30,000	-	-	-	-	-	13,419	43,419
	2024	$30,000	-	-	-	-	-	-	30,000
John Nelson(3) Director	2025	-	-	-	-	-	-	10,628	10,628
	2024	-	-	-	-	-	-	5,174	5,174
Kevin Brown(4) Director	2025	-	-	-	-	-	-	10,225	10,225
	2024	-	-	-	-	-	-	4,435	4,435

(1) On November 30, 2007, Mr. McAllister was appointed as our President and on April 14, 2008 he was appointed as a director. On May 1, 2022, the Company entered into a consulting agreement with President of the Company for $9,500 per month plus goods and services tax ("GST") on a continuing basis. Mr. McAllister voluntarily suspended and terminated accrual of these consulting fees commencing in July 2024 pending financing.

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

Grants of Plan-Based Awards Table

On November 12, 2020 the Company signed Flathead Business Solutions to a 12 month contract for $12,000 and the issuance of 25,000 stock options valid for 5 years at $1.00 each.

On December 14, 2020 the Company signed Rodney Blake to a 12 month contract for the issuance of 5,000 stock options valid for 5 years at $1.00 each.

On December 14, 2020 the Company signed Albert Clark Rich to a 12 month contract for the issuance of 25,000 stock options valid for 5 years at $1.00 each.

On December 14, 2020 the Company issued 25,000 stock options to the CEO of the Company valid for 5 years at $1.00 cents each.

On December 14, 2020 the Company issued 50,000 stock options to a Consultant of the Company valid for 5 years at $1.00 each.

On February 25, 2020, the Company granted 100,000 stock options to a consultant of the Company with an exercise price of $0.40, expiring February 25, 2022.

On January 28, 2021 the Company signed Mark Snyder to a 12 month contract for $30,000 and the issuance of 100,000 stock options valid for 5 years at $2.80 each.

On February 4, 2021 the Company signed Barry Brooks to a 12 month contract for the issuance of 5,000 stock options valid for 5 years each at $3.60 each.

On February 5, 2021 the Company signed Paul Sandler to a 12 month contract for the issuance of 5,000 stock options valid for 5 years each at $3.60 each.

On February 5, 2021 the Company signed Bruce Shellinger to a 12 month contract for the issuance of 5,000 stock options valid for 5 years each at $3.60 each.

On February 5, 2021 the Company signed Richard Smith to a 12 month contract for the issuance of 5,000 stock options valid for 5 years each at $3.60 each.

On April 27, 2021 the Company signed Michael Cornelius to a 12 month contract for the issuance of 5,000 stock options valid for 5 years at $2.40 each.

On May 28, 2021, the Company issued 2,500 stock options to one of the consultants of the Company with an exercise price of $2.40 vested immediately, expiring May 28, 2026.

On June 8, 2021 the Company issued 5,000 common shares as a result of the exercise of 5,000 options exercised at $1.40 per common share.

On September 9, 2021, the Company issued 25,000 stock options to one of the consultants of the Company with an exercise price of $1.60 vested immediately, expiring September 9, 2026.

On December 6, 2021, the Company issued 12,500 stock options to one director of the Company with an exercise price of $1.40 vested immediately, expiring December 6, 2026.

On December 6, 2021, the Company issued 25,000 stock options to one of the consultants of the Company with an exercise price of $1.40 vested immediately, expiring December 6, 2026.

On December 6, 2021, the Company issued 12,500 stock options to one of the consultants of the Company with an exercise price of $1.40 vested immediately, expiring December 6, 2026.

On August 18, 2022, the Company issued 100,000 stock options with an exercise price of $1.20 vesting immediately, expiring August 18, 2027. 50,000 to the Chief Financial Officer and 25,000 each to two directors of the Company.

On June 6, 2025, the Company issued 510,000 stock options with an exercise price of $0.15 vesting immediately, expiring June 5, 2028. 125,000 to the Chief Financial Officer, 75,000 each to two directors of the Company, and 235,000 to consultants.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Robert McAllister	25,000 12,500	-	-	$1.00 $1.40	2025/12/14 2026/12/06	-	-	-	-
Allan Spissinger	50,000 125,000	- -	- -	$1.20 $0.15	2027/08/18 2028/06/05	- -	- -	- -	- -
Kevin Brown	25,000 75,000	- -	- -	$1.20 $0.15	2027/08/18 2028/06/05	- -	- -	- -	- -
John Nelson	25,000 75,000	- -	- -	$1.20 $0.15	2027/08/18 2028/06/05	- -	- -	- -	- -

Option Exercises

During our fiscal year ended August 31, 2025 and 2024, no stock options were exercised.

Compensation of Directors

During the first quarter of 2024, the Company established director fees of CAN$1,500 per quarter per director that is paid to two directors. In January of 2025, the director fees were discontinued pending financing.  Directors, from time to time may be granted stock options to purchase shares of our common stock as awarded by our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 29, 2025, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert McAllister Kelowna, British Columbia, Canada	1,645,250(1)	15.91%
Allan Spissinger Langley, British Columbia, Canada	175,000(2)	1.69%
Kevin Brown Kelowna, British Columbia, Canada	115,000(3)	1.11%
John Nelson Calgary, Alberta, Canada	112,500(4)	1.09%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 29, 2025. As of November 29, 2025, there were 10,339,343 shares of our company's common stock issued and outstanding.

(1) Includes:

1. 12,500 Options which are exercisable at $1.40 into common shares;

2. 25,000 Options which are exercisable at $1.00 into common shares; and

3. 1,607,750 common shares.

(2) Includes:

1. 50,000 Options which are exercisable at $1.20 into common shares;

2. 125,000 Options which are exercisable at $0.15 into common shares;

(3) Includes:

1. 25,000 Options which are exercisable at $1.20 into common shares; and

2. 75,000 Options which are exercisable at $0.15 into common shares;

3. 15,000 common shares.

(4) Includes:

1. 25,000 Options which are exercisable at $1.20 into common shares; and

2. 75,000 Options which are exercisable at $0.15 into common shares;

3. 12,500 common shares.

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

For the year ended August 31, 2025, the Company was party to the following related party transactions:

  Incurred $0 (2024 - $95,000) to the President of the Company in consulting fees. As at August 31, 2025, the accounts payable to the President of the Company was $27,861 (2024: $0) of which $0 were accrued wages.
  Incurred $30,000 (2024 - $30,000) to the Chief Financial Officer of the Company in consulting fees, and $13,419 in stock based compensation expense (2024 - $0). As at August 31, 2025, the accounts payable to the Chief Financial Officer of the Company was $0 (2024: $0).
  The Company incurred $4,384 in fees for Directors and $365 in consulting fees (2024-$9,297 and $776 respectively) and $16,104 in stock based compensation expense (2024 - $0). (Note 11).

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2025 and for fiscal year ended August 31, 2024 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	August 31,	August 31,
	2025	2024
Audit Fees	41,475	44,002
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	41,475	44,002

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Davidson & Company LLP for fiscal year ended August 31, 2025.

Audit related Fees. There were no audit related fees paid to Davidson & Company LLP for the fiscal year ended August 31, 2025 or for the fiscal year ended August 31, 2024.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2025 and August 31, 2024, we did not use Davidson & Company LLP for non-audit professional services or preparation of corporate tax returns.

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

Date: December 15, 2025.

By: /s/ Allan Spissinger

Allan Spissinger CPA, CA

Chief Financial Officer

Principal Financial Officer and Principal Accounting Officer

Date: December 15, 2025.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert McAllister

Robert McAllister

President and Director

Principal Executive Officer

Date: December 15, 2025.

By: /s/ Allan Spissinger

Allan Spissinger CPA, CA

Chief Financial Officer

Principal Financial Officer and Principal Accounting Officer

Date: December 15, 2025.