Form 10-Q
period 2025-11-30
Enertopia Corp.
filed 2026-01-12
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

10,339,394 common shares issued and outstanding as of January 12, 2026

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the three-month period ended November 30, 2025 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	November 30,	August 31,
	2025	2025
ASSETS
Current
Cash	$18,284	$74,740
Accounts receivable	5,414	4,705
Prepaid expenses and deposit (Note 11)	32,510	35,547
Total Current Assets	56,208	114,992

Non-current assets, net
Mineral property (Note 4)	10,500	10,500
TOTAL ASSETS	$66,708	$125,492

LIABILITIES
Current
Accounts payable and accrued liabilities	$309,874	$297,231
Due to related party (Note 6)	31,204	27,861
Total Liabilities	341,078	325,092

STOCKHOLDERS' EQUITY (DEFICIT)
Share Capital (Note 7)
Authorized:
500,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
10,339,394 common shares at November 30, 2025 and August 31, 2025	10,339	10,339
Additional paid-in capital (Note 8)	15,823,090	15,823,090
Deficit	(16,106,523)	(16,031,753)
Equity (Deficit) attributable to shareholders of the Company	(273,094)	(198,324)
Non-controlling interest	(1,276)	(1,276)
Total Stockholders' Equity (Deficit)	(274,370)	(199,600)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$66,708	$125,492

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
Balance, August 31, 2024	7,758,305	$7,758	$15,545,015	$(15,524,969)	$(1,207)	$26,597
Non controlling interest	-	-	-	-	(52)	(52)
Comprehensive loss	-	-	-	(83,078)	-	(83,078)
Balance, November 30, 2024	7,758,305	$7,758	$15,545,015	$(15,608,047)	$(1,259)	$(56,533)
Common stock issued for reverse stock split fractional share round up	1,089	1	(1)	-	-	-
Non controlling interest	-	-	-	-	(17)	(17)
Comprehensive loss	-	-	-	(115,510)	-	(115,510)
Balance, February 28, 2025	7,759,394	$7,759	$15,545,014	$(15,723,557)	$(1,276)	$(172,060)
Common stock issued for cash	1,040,000	1,040	72,044	-	-	73,084
Non controlling interest	-	-	-	-	-	-
Comprehensive loss	-	-	-	(130,364)	-	(130,364)
Balance, May 31, 2025	8,799,394	$8,799	$15,617,058	$(15,853,921)	$(1,276)	$(229,340)
Warrant exercise for cash	500,000	500	49,500	-	-	50,000
Stock based compensation	-	-	54,751	-	-	54,751
Common stock issued for cash	1,040,000	1,040	101,781	-	-	102,821
Comprehensive loss	-	-	-	(177,832)	-	(177,832)
Balance, August 31, 2025	10,339,394	10,339	15,823,090	(16,031,753)	(1,276)	(199,600)
Comprehensive loss	-	-	-	(74,770)	-	(74,770)
Balance, November 30, 2025	10,339,394	$10,339	$15,823,090	$(16,106,523)	$(1,276)	$(274,370)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended
	November 30,	November 30,
	2025	2024
Expenses
Accounting and audit	$6,257	$6,486
Consulting (Note 6)	7,500	16,711
Fees and dues	9,826	12,594
Investor relations	16,114	3,124
Legal and professional	1,409	4,065
Office and miscellaneous	11,871	18,606
Mineral exploration costs	8,479	8,490
Research and development	9,750	22,948
Total expenses	71,206	93,024

Loss for the period before other items	(71,206)	(93,024)

Other income (expense)
Foreign exchange gain (loss)	(3,564)	1,463
Realized loss on marketable securities	-	(352,239)
Realized foreign exchange loss on marketable securities	-	(17,133)
Unrealized gain on marketable securities	-	377,803
Net loss for the period	(74,770)	(83,130)

Net loss attributable to:
Common shareholders	(74,770)	(83,078)
Non controlling interest	-	(52)

Basic and diluted loss per share
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	10,339,394	7,758,305

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended
	November 30,	November 30,
	2025	2024
Cash flows used in operating activities
Net Loss	$(74,770)	$(83,130)
Changes to reconcile net loss to net cash used in operating activities
Unrealized gain on marketable securities	-	(377,803)
Loss on disposal of marketable securities	-	352,239
Foreign exchange loss on disposal of marketable securities	-	17,133
Change in non-cash working capital items:
Accounts receivable	(709)	(1,591)
Prepaid expenses and deposits	3,037	31,207
Accounts payable and accrued liabilities	12,643	(41,127)
Due to related parties	3,343	-
Net cash used in operating activities	(56,456)	(103,072)

Cash flows provided from investing activities
Proceeds from sale of marketable securities	-	75,947
Net cash provided from investing activities	-	75,947

Decrease in cash and cash equivalents	(56,456)	(27,125)
Cash and cash equivalents at beginning of period	74,740	179,893
Cash and cash equivalents at end of period	$18,284	$152,768

Supplemental information of cash flows:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

ENERTOPIA CORP. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) November 30, 2025 (Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed consolidated interim financial statements for the period ended November 30, 2025 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the August 31, 2025 audited annual financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company is engaged in the business of Lithium exploration at their Nevada claims, along with holding intellectual property & patents in the green technology space. The Company office is located in Kelowna, B.C., Canada.

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred net cash outflows from operating activities of $56,456 for the three-months ended November 30, 2025 ($103,072 for the three-months ended November 30, 2024) and as at November 30, 2025 has incurred cumulative losses of $16,106,523 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

3. SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended August 31, 2025.

b. Basis of Consolidation

The financial statements have been prepared on a consolidated basis with those of the Company's 76% owned subsidiary, CapNTrack Inc. All intercompany transactions and balances have been eliminated.

c. Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of November 30, 2025 and August 31, 2025, the Company had cash only.

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

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and due to related party. The carrying amounts of these financial instruments approximate their fair values due to their short maturities.

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

4. MINERAL PROPERTY

West Tonopah

On February 25, 2022, the Company staked unpatented mineral claims in Esmeralda County, Nevada for cash consideration of $10,500. During the three-months ended November 30, 2025, the Company expensed $8,479 relating to storage expenses. During the three-month period ended November 30, 2024, the Company expensed $8,490 in expenses relating to travel and storage expenses.

	November 30,	November 30,
	2025	2024
Travel, Storage & Misc	8,479	8,490
Total Exploration	$8,479	$8,490

5. RESEARCH AND DEVELOPMENT

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

Energy Management System ("EMS")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending EMS. The Company created a Joint Venture ("JV") with 51%, now 76%, controlling interest in CapNTrack to run the commercial and industrial operations related to the EMS. As of November 30, 2025, one of the co inventors passed away. At this time the 2.5 million shares pre share consolidation, 125,000 post consolidation shares are being reviewed by all parties with respect to the necessary probate and other paperwork to be released or cancelled. As at the period ended date of November 30, 2025, there have been no operations in the JV and only office costs have been incurred. The EMS is still in the research and development phase and it has not obtained commercial or operational feasibility as at the period end date of November 30, 2025. On November 19, 2024 the USPTO notified the Company that patent number 12149091 was issued for EMS (Energy Management System).

During the three months ended November 30, 2025 and 2024 the Company incurred the following research and development expenses:

	November 30,	November 30,
	2025	2024
Clean Technologies	$9,750	$22,948
Total Research and Development	$9,750	$22,948

6. RELATED PARTY TRANSACTIONS

For the three-month periods ended November 30, 2025, and November 30, 2024, the Company was party to the following related party transactions:

•	As at November 30, 2025, the Company had a balance owing of $31,204 owing to the President (August 31 2025, $27,861)
•	The Company incurred $7,500 (November 30, 2024: $7,500) to the CFO of the Company in consulting fees.
•	The Company incurred $0 (November 30, 2024: $184) to a director of the Company in geological consulting services
•	The Company incurred $0 (November 30, 2024 $2,173) in total to two directors of the Company for director fees.

7. SHARE CAPITAL

The Company is authorized to issue up to 500 million shares.

During the three-month period ended November 30, 2025 and 2024 the Company did not issue any shares.

As at November 30, 2025 the Company had 10,339,394 (August 31, 2025: 10,339,394) shares issued and outstanding.

As at November 30, 2025 the Company had 175,000 (August 31 2025 - 175,000) shares held in escrow, that are included in the total shares issued and outstanding. 125,000 of the shares held in Escrow are being reviewed by all parties with respect to the necessary probate and other paperwork to be released or cancelled with respect to the issuance of the Energy Management System Patent, United States Patent Trademark Office (USPTO) #12149091, as per the terms and conditions of the contract.

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

During the three-months ended November 30, 2025 the Company did not issue any options.

During the three-months ended November 30, 2025 and 2024, the Company recorded $0 as stock-based compensation expenses.

A summary of the changes in stock options for the three-months ended November 30, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value $
Balance, August 31, 2024	407,500	1.73
Issued	510,000	0.15
Expired	-	-
Exercised	-	-
Balance, August 31, 2025 (Outstanding & Exercisable)	917,500	0.85
Issued	-	-
Expired	-	-
Exercised	-	-
Balance, November 30, 2025 (Outstanding & Exercisable)	917,500	1.73	1.69	18,288

The Company has the following options outstanding and exercisable as at November 30, 2025:

Issue Date	Expiry Date	Exercise Price $	Number of Options	Remaining Life (Years)
14-Dec-20	14-Dec-25	1.00	105,000	0.04
28-Jan-21	28-Jan-26	2.80	100,000	0.16
4-Feb-21	4-Feb-26	3.60	5,000	0.18
5-Feb-21	5-Feb-26	3.60	15,000	0.18
27-Apr-21	27-Apr-26	2.40	5,000	0.41
28-May-21	28-May-26	2.40	2,500	0.49
1-Sep-21	1-Sep-26	1.60	25,000	0.75
6-Dec-21	6-Dec-26	1.40	50,000	1.02
18-Aug-22	18-Aug-27	1.20	100,000	1.72
6-Jun-25	5-Jun-28	0.15	510,000	2.52
Balance outstanding and exercisable			917,500	1.69

Warrants

During the periods ended November 30, 2025 and November 30, 2024 no warrants were issued. As of November 30, 2025, the intrinsic value of the warrants was $15,350.

Issue Date	Expiry Date	Exercise Price $	Number of Warrants*	Weighted Average Life (Years)	Intrinsic Value $
8-May-25	8-May-27	0.100	614,000	1.44	15,350
		0.100	614,000	1.44	15,350
*Each warrant entitles a holder to purchase one common share.

There were 614,000 warrants outstanding as of November 30, 2025.

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

The Company has a director fee agreement with two directors for CAD$1,500 each plus GST per quarter. The financial terms of the agreement have been suspended since Feb 28, 2025 pending improvement in financing conditions.

The Company has a rental agreement for a corporate office for CAD$725 per month plus GST on a month-to-month basis. Rent expense for the three-months ended November 30, 2025 and 2024 were $1,564 and $1,879, respectively.

10. SEGMENTED INFORMATION

The Company's operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the period ended date and for the period ended November 30, 2025.

Long term Assets	Amount
United States of America	$10,500
Balance November 30, 2025	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
November 30, 2025	$	$	$	$
Expenses	(8,479)	(9,750)	(52,977)	(71,206)
Other income	-	-	(3,564)	(3,564)
Segment Loss	(8,479)	(9,750)	(56,541)	(74,770)
Total Assets (Note 4)	10,500	-	56,208	66,708

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2025	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2025	$	$	$	$
Expenses	(30,385)	(153,266)	(330,090)	(513,741)
Other income	-	-	6,888	6,888
Segment Loss	(30,385)	(153,266)	(323,202)	(506,853)
Total Assets (Note 4)	10,500	-	114,992	125,492

11. PREPAID EXPENSES AND DEPOSITS

The balance of Prepaid Expenses and Deposits consisted of the following:

	November 30,	August 31,
Prepaid Expenses & Deposits	2025	2025
Exploration costs	$13,200	$17,600
Fees and Dues	$4,442	$10,749
Insurance	$13,266	$3,413
Office Expenses	$1,602	$3,785
Total Prepaid Expenses& Deposits	$32,510	$35,547

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events to the date these consolidated financial statements were issued. Based on our evaluation the following material events have occurred that require disclosure.

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

The address of our principal executive office is #100 740 McCurdy Road, Kelowna, British Columbia V1X 2P7. Our telephone number is (250) 870-2219. Our current location provides adequate office space for our purposes at this stage of our development.

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

Research and Development

We have incurred $309,946 in research and development expenditures over the last two fiscal years and $9,750 during the three-months ended November 30, 2025.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2025, which are included herein.

Our operating results for the three months ended November 30, 2025 and November 30, 2024, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	November 30,	November 30,
	2025	2024	Change
Revenue	$-	$-	$-
General and administrative	11,871	18,606	6,735
Investor relations	16,114	3,124	(12,990)
Consulting fees	7,500	16,711	9,211
Fees and dues	9,826	12,594	2,768
Exploration expenses	8,479	8,490	11
Research and development	9,750	22,948	13,198
Professional fees	7,666	10,551	2,885
Other expenses (income)	3,564	(9,894)	(13,458)
Net loss	$74,770	$83,130	$8,360

Our financial statements report no revenue for the three-months ended November 30, 2025, and 2024. Our financial statements report a net loss of $74,770 for the three-month period ended November 30, 2025, compared to a net loss of $83,130 for the three-month period ended November 30, 2024. Our net loss decreased by $8,360 for the three-month period ended November 30, 2025 primarily due to the decrease in consulting expenses of $9,211 and research and development of $13,198, offset by increases in investor relations of  $12,990 and other expenses of $13,458. Our operating costs were lower by $21,818 for November 30, 2025, compared to November 30, 2024 primarily from cost containment measures offset by investor relations and other expenses.

Liquidity and Financial Condition

Working Capital	November 30,	August 31,
	2025	2025
Current assets	$56,208	$114,992
Current liabilities	341,078	325,092
Working capital (deficit)	$(284,870)	$(210,100)

As at November 30, 2025, we had $341,078 in current liabilities, which is higher by $15,986 when compared to current liabilities as at August 31, 2025.

	November 30,	November 30,
Cash Flows	2025	2024
Cash flows used in operating activities	$(56,456)	$(103,072)
Cash flows from investing activities	-	75,947
Net decrease in cash during year	$(56,456)	$(27,125)

Operating Activities

Net cash used in operating activities was $56,456 in the three-months ended November 30, 2025 compared with net cash used in operating activities of $103,072 in the same period in 2024.

Investing Activities

Net cash provided by investing activities was $0 and $75,947 in the three-months ended November 30, 2025 and 2024, respectively.

Financing Activities

During the three-months ended November 30, 2025 and 2024, the company did not have any financing activity.

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

As of November 30, 2025, the end of the first quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There is an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the year ended August 31, 2025 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the year ended August 31, 2025, we have incurred cumulative losses of $16,106,523 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
January 12, 2026

By:	/s/ "Allan Spissinger"
Allan Spissinger CPA, CA
Chief Financial Officer
January 12, 2026