Form 10-Q
period 2026-02-28
Enertopia Corp.
filed 2026-04-14
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

Commission File Number: 000-51866

Enertopia Corp.

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

10,339,394 common shares issued and outstanding as of April 14, 2026

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the six-month period ended February 28, 2026 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	February 28,	August 31,
	2026	2025
ASSETS
Current
Cash	$374,420	$74,740
Accounts receivable	8,343	4,705
Prepaid expenses and deposit (Note 11)	38,340	35,547
Total Current Assets	421,103	114,992

Non-current assets, net
Mineral property (Note 4)	-	10,500
TOTAL ASSETS	$421,103	$125,492

LIABILITIES
Current
Accounts payable and accrued liabilities	$299,250	$297,231
Due to related party (Note 6)	-	27,861
Total Liabilities	299,250	325,092

STOCKHOLDERS' EQUITY
Share Capital (Note 7)
Authorized:
500,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
10,339,394 common shares at February 28, 2026 and August 31, 2025	10,339	10,339
Additional paid-in capital (Note 8)	15,830,281	15,823,090
Deficit	(15,717,491)	(16,031,753)
Equity attributable to shareholders of the Company	123,129	(198,324)
Non-controlling interest	(1,276)	(1,276)
Total Stockholders' Equity	121,853	(199,600)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$421,103	$125,492

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
Balance, August 31, 2024	7,758,305	$7,758	$15,545,015	$(15,524,969)	$(1,207)	$26,597
Non controlling interest	-	-	-	-	(52)	(52)
Comprehensive loss	-	-	-	(83,078)	-	(83,078)
Balance, November 30, 2024	7,758,305	$7,758	$15,545,015	$(15,608,047)	$(1,259)	$(56,533)
Common stock issued for reverse stock split fractional share round up	1,089	1	(1)	-	-	-
Non controlling interest	-	-	-	-	(17)	(17)
Comprehensive loss	-	-	-	(115,510)	-	(115,510)
Balance, February 28, 2025	7,759,394	$7,759	$15,545,014	$(15,723,557)	$(1,276)	$(172,060)
Common stock issued for cash	1,040,000	1,040	72,044	-	-	73,084
Comprehensive loss	-	-	-	(130,364)	-	(130,364)
Balance, May 31, 2025	8,799,394	$8,799	$15,617,058	$(15,853,921)	$(1,276)	$(229,340)
Warrant exercise for cash	500,000	500	49,500	-	-	50,000
Stock based compensation	-	-	54,751	-	-	54,751
Common stock issued for cash	1,040,000	1,040	101,781	-	-	102,821
Comprehensive loss	-	-	-	(177,832)	-	(177,832)
Balance, August 31, 2025	10,339,394	10,339	15,823,090	(16,031,753)	(1,276)	(199,600)
Comprehensive loss	-	-	-	(74,770)	-	(74,770)
Balance, November 30, 2025	10,339,394	$10,339	$15,823,090	$(16,106,523)	$(1,276)	$(274,370)
Stock based compensation	-	-	7,191	-	-	7,191
Comprehensive Income	-	-	-	389,032	-	389,032
Balance, February 28, 2026	10,339,394	$10,339	$15,830,281	$(15,717,491)	$(1,276)	$121,853

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Expenses
Accounting and audit	$12,487	$8,766	$18,744	$15,252
Consulting (Note 6)	7,500	18,857	15,000	35,568
Fees and dues	8,265	8,891	18,091	21,485
Investor relations	941	4,129	17,055	7,253
Legal and professional	17,442	11,527	18,851	15,592
Office and miscellaneous	13,851	20,798	25,722	39,404
Mineral exploration costs	4,857	5,473	13,336	13,963
Research and development	21,875	38,738	31,625	61,686
Total expenses	87,218	117,179	158,424	210,203

Loss for the period before other items	(87,218)	(117,179)	(158,424)	(210,203)

Other income (expense)
Foreign exchange gain (loss)	(2,250)	1,652	(5,814)	3,115
Realized gain (loss) on marketable securities	-	-	-	(352,239)
Realized foreign exchange gain (loss) on marketable securities	-	-	-	(17,133)
Unrealized gain (loss) on marketable securities	-	-	-	377,803
Gain from mineral property sale	478,500	-	478,500	-
Net income (loss) for the period	389,032	(115,527)	314,262	(198,657)

Net income (loss) attributable to:
Common shareholders	389,032	(115,510)	314,262	(198,605)
Non controlling interest	-	(17)	-	(52)

Basic and diluted income (loss) per share
Basic	$0.04	$(0.01)	$0.03	$(0.03)
Diluted	$0.03	$(0.01)	$0.03	$(0.03)
Weighted average number of common shares outstanding
Basic	10,339,394	7,758,780	10,339,394	7,759,394
Diluted	11,188,535	7,758,780	11,396,276	7,759,394

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 28,	February 28,
	2026	2025
Cash flows used in operating activities
Net Income (Loss)	$314,262	$(198,657)
Changes to reconcile net loss to net cash used in operating activities
Stock based compensation	7,191	-
Income from mineral property sale	(478,500)	-
Unrealized (gain) loss on marketable securities	-	(377,803)
Loss on disposal of marketable securities	-	352,239
Foreign exchange loss on disposal of marketable securities	-	17,133
Recovery of exploration costs	(5,596)	-
Change in non-cash working capital items:
Accounts receivable	(3,638)	(1,591)
Prepaid expenses and deposits	(13,793)	31,207
Accounts payable and accrued liabilities	2,019	(41,127)
Due to related parties	(27,861)	-
Net cash used in operating activities	(205,916)	(218,599)

Cash flows used in investing activities
Proceeds from sale of marketable securities	-	75,947
Proceeds from sale of mineral property	505,596	-
Net cash used in investing activities	505,596	75,947

Increase (decrease) in cash and cash equivalents	299,680	(142,652)
Cash and cash equivalents at beginning of period	74,740	179,893
Cash and cash equivalents at end of period	$374,420	$37,241

Supplemental information of cash flows:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

ENERTOPIA CORP. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) February 28, 2026 (Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed consolidated interim financial statements for the period ended February 28, 2026 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the August 31, 2025 audited annual financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company is engaged in the business of Lithium exploration at their Nevada claims, along with holding intellectual property & patents in the green technology space. The Company office is located in Kelowna, B.C., Canada.

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred net cash outflows from operating activities of $205,916 for the six-months ended February 28, 2026 ($218,599 for the six-months ended February 28, 2025) and as at February 28, 2026 has incurred cumulative losses of $15,717,491 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

c. Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of February 28, 2026 and August 31, 2025, the Company had cash only.

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

e. Earnings Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC 220 "Earnings Per Share". Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include warrants and outstanding stock options.

Dilutive potential commons shares included:

	February 28,
	2026	2025
Warrants	614,000	-
Options	792,500	407,500
Total	1,406,500	407,500

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28,		February 28,
	2026	2025	2026	2025
Weighted average common shares outstanding	10,339,394	7,758,780	10,339,394	7,759,394
Effect of dilutive shares	849,141	-	1,056,882	-
Diluted	11,188,535	7,758,780	11,396,276	7,759,394

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

4. MINERAL PROPERTY

West Tonopah

On February 25, 2022, the Company staked unpatented mineral claims in Esmeralda County, Nevada for cash consideration of $10,500. On January 21, 2026, the Company reported that the closing conditions have been met on the sale of the West Tonopah lithium project.  The Company received $505,596 for the sale of mineral claims.  The sale price included $5,596 as a recovery of BLM bond premiums included in exploration expenses, $11,000 for the remaining BLM claims paid included in prepaids and $478,500 gain on sale of the property.

During the six-months ended February 28, 2026, the Company expensed $13,336 relating to storage and advisor expenses. During the six-month period ended February 28, 2025, the Company expensed $13,963 in expenses relating to advisor, travel and storage expenses.

	February 28,	February 28,
	2026	2025
Travel, Storage & Misc	13,336	13,963
Total Exploration	$13,336	$13,963

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

Energy Management System ("EMS")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending EMS. The Company created a Joint Venture ("JV") with 51%, now 76%, controlling interest in CapNTrack to run the commercial and industrial operations related to the EMS. As of November 30, 2025, one of the co inventors passed away. At this time the 2.5 million shares pre share consolidation, 125,000 post consolidation shares are being reviewed by all parties with respect to the necessary probate and other paperwork to be released or cancelled. As at the period ended date of November 30, 2025, there have been no operations in the JV and only office costs have been incurred. The EMS is still in the research and development phase and it has not obtained commercial or operational feasibility as at the period end date of February 28, 2026. On November 19, 2024 the USPTO notified the Company that patent number 12149091 was issued for EMS (Energy Management System).

During the six-months ended February 28, 2026 and 2025 the Company incurred the following research and development expenses:

	February 28,	February 28,
	2026	2025
Clean Technologies	$31,625	$61,686
Total Research and Development	$31,625	$61,686

6. RELATED PARTY TRANSACTIONS

For the six-month periods ended February 28, 2025 and 2025, the Company was party to the following related party transactions:

  As at February 28, 2026, the Company had a balance owing of $0 owing to the President (August 31 2025, $27,861)
  The Company incurred $15,000 (February 28, 2025: $15,000) to the CFO of the Company in consulting fees.
  The Company incurred $0 (February 28, 2025: $184) to a director of the Company in geological consulting services
  The Company incurred $0 (February 28, 2025: $4,346) in total to two directors of the Company for director fees.

7. SHARE CAPITAL

The Company is authorized to issue up to 500 million shares.

During the six -month periods ended February 28, 2026 and 2025 the Company did not issue any shares.

As at February 28, 2026 the Company had 10,339,394 (August 31, 2025 - 10,339,394) shares issued and outstanding.

As at February 28, 2026 the Company had 175,000 (August 31 2025 - 175,000) shares held in escrow, that are included in the total shares issued and outstanding. 125,000 of the shares held in Escrow are being reviewed by all parties with respect to the necessary probate and other paperwork to be released or cancelled with respect to the issuance of the Energy Management System Patent, United States Patent Trademark Office (USPTO) #12149091, as per the terms and conditions of the contract.

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

During the six-months ended February 28, 2026 the Company issued 100,000 options exercisable at $0.135 for a period of three years vesting immediately, valued at $7,191 based on inputs to the Black Scholes option pricing model of expected life of three years, volatility of 288%, dividend rate of 0% and risk free rate of 3.49%, to an advisor to the Company and included in exploration expense.

During the six-months ended February 28, 2026 and 2025, the Company recorded $7,191 and $0 as stock-based compensation expenses.

A summary of the changes in stock options for the six-months ended February 28, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value $
Balance, August 31, 2024	407,500	1.73
Issued	510,000	0.15
Expired	-	-
Exercised	-	-
Balance, August 31, 2025 (Outstanding & Exercisable)	917,500	0.85
Issued	100,000	0.135
Expired	(225,000)	2.03
Exercised	-	-
Balance, February 28, 2026 (Outstanding & Exercisable)	792,500	0.43	2.09	-

The Company has the following options outstanding and exercisable as at February 28, 2026:

Issue Date	Expiry Date	Exercise Price $	Number of Options	Remaining Life (Years)
27-Apr-21	27-Apr-26	2.40	5,000	0.16
28-May-21	28-May-26	2.40	2,500	0.24
1-Sep-21	1-Sep-26	1.60	25,000	0.51
6-Dec-21	6-Dec-26	1.40	50,000	0.77
18-Aug-22	18-Aug-27	1.20	100,000	1.47
6-Jun-25	5-Jun-28	0.15	510,000	2.27
25-Feb-26	25-Feb-29	0.135	100,000	2.99
Balance outstanding and exercisable			792,500	2.09

Warrants

During the periods ended February 28, 2026 and 2025 no warrants were issued. As of February 28, 2026, the intrinsic value of the warrants was $0.

Issue Date	Expiry Date	Exercise Price $	Number of Warrants*	Weighted Average Life (Years)	Intrinsic Value $
8-May-25	8-May-27	0.100	614,000	1.19	-
		0.100	614,000	1.19	-

*Each warrant entitles a holder to purchase one common share.

There were 614,000 warrants outstanding as of February 28, 2026.

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

The Company has a director fee agreement with two directors for CAD$1,500 each plus GST per quarter. The financial terms of the agreement have been suspended since February 28, 2025 pending improvement in financing conditions.

The Company has a rental agreement for a corporate office for CAD$725 per month plus GST on a month-to-month basis. Rent expense for the six-months ended February 28, 2026 and 2025 were $3,139 and $3,666, respectively.

10. SEGMENTED INFORMATION

The Company's operations involve the development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the period ended date and for the period ended February 28, 2026.

Long term Assets	Amount
United States of America	$0
Balance February 28, 2026	$0

	Natural Resources	Technology	Corporate	Consolidated Total
February 28, 2026	$	$	$	$
Expenses	(13,336)	(31,625)	(113,463)	(158,424)
Other income (Note 4)	478,500	-	(5,814)	472,686
Segment Income (Loss)	465,164	(31,625)	(119,277)	314,262
Total Assets	-	-	421,103	421,103

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2025	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2025	$	$	$	$
Expenses	(30,385)	(153,266)	(330,090)	(513,741)
Other income (Note 4)	-	-	6,888	6,888
Segment Loss	(30,385)	(153,266)	(323,202)	(506,853)
Total Assets (Note 4, 5)	10,500	-	114,992	125,492

11. PREPAID EXPENSES AND DEPOSITS

The balance of Prepaid Expenses and Deposits consisted of the following:

	February 28,	August 31,
Prepaid Expenses & Deposits	2026 $	2025 $
Exploration costs	-	17,600
Fees and Dues	17,034	10,749
Insurance	10,481	3,413
Legal & Professional	9,150	-
Office Expenses	1,675	3,785
Total Prepaid Expenses& Deposits	38,340	35,547

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events to the date these consolidated financial statements were issued. Based on our evaluation no material events have occurred that require disclosure.

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

Research and Development

We have incurred $309,946 in research and development expenditures over the last two fiscal years and $31,625 during the six-months ended February 28, 2026.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2026, which are included herein.

Our operating results for the three-months ended February 28, 2026 and 2025, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	February 28,	February 28,
	2026	2025	Change
Revenue	$-	$-	$-
General and administrative	13,851	20,798	6,947
Investor relations	941	4,129	3,188
Consulting fees	7,500	18,857	11,357
Fees and dues	8,265	8,891	626
Exploration expenses	4,857	5,473	616
Research and development	21,875	38,738	16,863
Professional fees	29,929	20,293	(9,636)
Other expenses (income)	(476,250)	(1,652)	474,598
Net loss (income)	$(389,032)	$115,527	$504,559

Our financial statements report no revenue for the three-months ended February 28, 2026 and 2025. Our financial statements report a net income of $389,032 for the three-month period ended February 28, 2026, compared to a net loss of $115,527 for the three-month period ended February 28, 2025. Our net income increased by $504,559 for the three-month period ended February 28, 2026 primarily due to the sale of our property resulting in a gain on sale of $478,500. Our operating costs were lower by $29,961 for February 28, 2026, compared to February 28, 2025 primarily from cost containment measures offset by professional fees.

Our operating results for the six-months ended February 28, 2026 and 2025, and the changes between those periods for the respective items are summarized as follows:

	SIX MONTHS ENDED
	February 28,	February 28,
	2026	2025	Change
Revenue	$-	$-	$-
General and administrative	25,722	39,404	13,682
Investor relations	17,055	7,253	(9,802)
Consulting fees	15,000	35,568	20,568
Fees and dues	18,091	21,485	3,394
Exploration expenses	13,336	13,963	627
Research and development	31,625	61,686	30,061
Professional fees	37,595	30,844	(6,751)
Other expenses (income)	(472,686)	(11,546)	461,140
Net loss (income)	$(314,262)	$198,657	$512,919

Our financial statements report no revenue for the six-months ended February 28, 2026 and 2025. Our financial statements report a net income of $314,262 for the six-month period ended February 28, 2026, compared to a net loss of $198,657 for the six-month period ended February 28, 2025. Our net income increased by $512,919 for the six-month period ended February 28, 2026 primarily due to the sale of our property resulting in a gain on sale of $478,500. Our operating costs were lower by $51,779 for February 28, 2026, compared to February 28, 2025 primarily from cost containment measures offset by professional fees and investor relations.

Liquidity and Financial Condition

Working Capital	February 28,	August 31,
	2026	2025
Current assets	$421,103	$114,992
Current liabilities	299,250	325,092
Working capital (deficit)	$121,853	$(210,100)

As at February 28, 2026, we had $299,250 in current liabilities, which is lower by $25,842 when compared to current liabilities as at August 31, 2025.

	February 28,	February 28,
Cash Flows	2026	2025
Cash flows used in operating activities	$(205,916)	$(218,599)
Cash flows from investing activities	505,596	75,947
Net increase (decrease) in cash during year	$299,680	$(142,652)

Operating Activities

Net cash used in operating activities was $205,916 in the six-months ended February 28, 2026 compared with net cash used in operating activities of $218,599 in the same period in 2025.

Investing Activities

Net cash provided by investing activities was $505,596 and $75,947 in the six-months ended February 28, 2026 and 2025, respectively.

Financing Activities

During the six-months ended February 28, 2026 and 2025, the company did not have any financing activity.

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

As of February 28, 2026, the end of the first quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2026, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
April 14, 2026

By:	/s/ "Allan Spissinger"
Allan Spissinger CPA, CA
Chief Financial Officer
April 14, 2026