Form 10-Q
period 2026-05-31
Enertopia Corp.
filed 2026-07-10
CIK 1346022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

10,339,394 common shares issued and outstanding as of July 10, 2026

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited condensed financial statements for the nine-month period ended May 31, 2026 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	May 31,	August 31,
	2026	2025
ASSETS
Current
Cash	$315,152	$74,740
Accounts receivable	3,205	4,705
Prepaid expenses and deposit (Note 11)	21,828	35,547
Total Current Assets	340,185	114,992

Non-current assets, net
Mineral property (Note 4)	-	10,500
TOTAL ASSETS	$340,185	$125,492

LIABILITIES
Current
Accounts payable and accrued liabilities	$283,070	$297,231
Due to related party (Note 6)	-	27,861
Total Liabilities	283,070	325,092

STOCKHOLDERS' EQUITY
Share Capital (Note 7)
Authorized:
500,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
10,339,394 common shares at May 31, 2026 and August 31, 2025	10,339	10,339
Additional paid-in capital (Note 8)	15,830,281	15,823,090
Deficit	(15,782,229)	(16,031,753)
Equity attributable to shareholders of the Company	58,391	(198,324)
Non-controlling interest	(1,276)	(1,276)
Total Stockholders' Equity	57,115	(199,600)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$340,185	$125,492

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
Balance, August 31, 2024	7,758,305	$7,758	$15,545,015	$(15,524,969)	$(1,207)	$26,597
Non controlling interest	-	-	-	-	(52)	(52)
Comprehensive loss	-	-	-	(83,078)	-	(83,078)
Balance, November 30, 2024	7,758,305	$7,758	$15,545,015	$(15,608,047)	$(1,259)	$(56,533)
Common stock issued for reverse stock split fractional share round up	1,089	1	(1)	-	-	-
Non controlling interest	-	-	-	-	(17)	(17)
Comprehensive loss	-	-	-	(115,510)	-	(115,510)
Balance, February 28, 2025	7,759,394	$7,759	$15,545,014	$(15,723,557)	$(1,276)	$(172,060)
Common stock issued for cash	1,040,000	1,040	72,044	-	-	73,084
Non controlling interest	-	-	-	-	-	-
Comprehensive loss	-	-	-	(130,364)	-	(130,364)
Balance, May 31, 2025	8,799,394	$8,799	$15,617,058	$(15,853,921)	$(1,276)	$(229,340)
Warrant exercise for cash	500,000	500	49,500	-	-	50,000
Stock based compensation	-	-	54,751	-	-	54,751
Common stock issued for cash	1,040,000	1,040	101,781	-	-	102,821
Comprehensive loss	-	-	-	(177,832)	-	(177,832)
Balance, August 31, 2025	10,339,394	10,339	15,823,090	(16,031,753)	(1,276)	(199,600)
Comprehensive loss	-	-	-	(74,770)	-	(74,770)
Balance, November 30, 2025	10,339,394	$10,339	$15,823,090	$(16,106,523)	$(1,276)	$(274,370)
Stock based compensation	-	-	7,191	-	-	7,191
Comprehensive Income	-	-	-	389,032	-	389,032
Balance, February 28, 2026	10,339,394	$10,339	$15,830,281	$(15,717,491)	$(1,276)	$121,853
Comprehensive loss	-	-	-	(64,738)	-	(64,738)
Balance, May 31, 2026	10,339,394	$10,339	$15,830,281	$(15,782,229)	$(1,276)	$57,115

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31,	May 31,	May 31,	May 31,
	2026	2025	2026	2025
Expenses
Accounting and audit	$12,172	$17,091	$30,916	$32,343
Consulting (Note 6)	7,867	8,250	22,867	43,818
Fees and dues	9,432	13,708	27,523	35,193
Investor relations	5,469	10,930	22,524	18,183
Legal and professional	11,464	14,101	30,315	29,693
Office and miscellaneous	12,932	15,022	38,654	54,426
Mineral exploration costs	443	9,161	13,779	23,124
Research and development	2,182	34,146	33,807	95,832
Total expenses	61,961	122,409	220,385	332,612

Loss for the period before other items	(61,961)	(122,409)	(220,385)	(332,612)

Other income (expense)
Foreign exchange loss	(2,777)	(7,955)	(8,591)	(4,840)
Realized loss on marketable securities	-	-	-	(352,239)
Realized foreign exchange loss on marketable securities	-	-	-	(17,133)
Unrealized gain on marketable securities	-	-	-	377,803
Gain from mineral property sale	-	-	478,500	-
Net income (loss) for the period	(64,738)	(130,364)	249,524	(329,021)

Net income (loss) attributable to:
Common shareholders	(64,738)	(130,364)	249,524	(328,952)
Non controlling interest	-	-	-	(69)

Basic and diluted income (loss) per share
Basic	$(0.01)	$(0.02)	$0.02	$(0.04)
Diluted	$(0.01)	$(0.02)	$0.02	$(0.04)
Weighted average number of common shares outstanding
Basic	10,339,394	8,019,394	10,339,394	7,846,447
Diluted	10,339,394	8,019,394	11,341,932	7,846,447

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

ENERTOPIA CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	NINE MONTHS ENDED
	May 31,	May 31,
	2026	2025
Cash flows used in operating activities
Net Income (Loss)	$249,524	$(329,021)
Changes to reconcile net income (loss) to net cash used in operating activities
Stock based compensation	7,191	-
Income from mineral property sale	(478,500)	-
Unrealized gain on marketable securities	-	(377,803)
Loss on disposal of marketable securities	-	352,239
Foreign exchange loss on disposal of marketable securities	-	17,133
Recovery of exploration costs	(5,596)	-
Change in non-cash working capital items:
Accounts receivable	1,500	4,282
Prepaid expenses and deposits	2,719	56,844
Accounts payable and accrued liabilities	(14,161)	(14,952)
Due to related parties	(27,861)	8,744
Net cash used in operating activities	$(265,184)	$(282,534)

Cash flows from investing activities
Proceeds from sale of marketable securities	-	75,947
Proceeds from sale of mineral property	505,596	-
Net cash from investing activities	$505,596	$75,947

Cash flows from financing activities
Net proceeds from common shares issued for cash	-	73,084
Net cash from financing Activities	$-	$73,084

Increase (decrease) in cash and cash equivalents	240,412	(133,503)
Cash and cash equivalents at beginning of period	74,740	179,893
Cash and cash equivalents at end of period	$315,152	$46,390

Supplemental information of cash flows:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

ENERTOPIA CORP.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2026
(Expressed in U.S. Dollars)

1. ORGANIZATION

The unaudited condensed consolidated interim financial statements for the period ended May 31, 2026 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the August 31, 2025 audited annual financial statements and notes thereto.

The Company was formed on November 24, 2004 under the laws of the State of Nevada and commenced operations on November 24, 2004. The Company is focused on building shareholder value through a combination of our intellectual property, pending patents in the green technology space, and potential strategic acquisitions. The Company office is located in Kelowna, B.C., Canada.

2. GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred net cash outflows from operating activities of $265,184 for the nine-months ended May 31, 2026 ($282,534 for the nine-months ended May 31, 2025) and as at May 31, 2025 has incurred cumulative losses of $15,782,229 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that the Company will be able to continue to finance the Company on this basis.

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

c. Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of May 31, 2026 and August 31, 2025, the Company had cash only.

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

Dilutive potential commons shares included:

	May 31,
	2026	2025
Options	785,000	407,500
Warrants	614,000	1,114,000
Total	1,399,000	1,521,500

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31,		May 31,
	2026	2025	2026	2025
Weighted average common shares outstanding	10,339,394	8,019,394	10,339,394	7,846,447
Effect of dilutive shares	-	-	1,002,538	-
Diluted	10,339,394	8,019,394	11,341,932	7,846,447

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

During the nine-months ended May 31, 2026, the Company expensed $13,779 relating to storage, assays and advisor expenses. During the nine-month period ended May 31, 2025, the Company expensed $23,124 in expenses relating to advisor, travel and storage expenses.

	May 31,	May 31,
	2026	2025
Sample Assays	$443	$-
Travel, Storage & Misc	13,336	23,124
Total Exploration	$13,779	$23,124

5. RESEARCH AND DEVELOPMENT

Clean Technologies

On December 6, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire a 100% ownership and rights to the hydrogen technology ("Hydrogen Technology"). By acquiring this Hydrogen Technology, the Company is currently researching the opportunity to create process gas that can be used in commercial, industrial and mining applications by splitting the hydrogen from water via electrolysis. The technology has advanced to the prototype phase and the provisional patent number 63/782/745 was filed with the USPTO on April 3, 2025. On February 11, 2025, the United States Patent Trademark Office (USPTO) notified the Company that patent #12224704 had been issued for the Heat Recovery System. On February 18, 2025 The USPTO notified the Company that patent #12231085 had been issued. This system has also been Trademarked as the "ENERTOPIA RAINMAKER".

Energy Management System ("EMS")

On December 17, 2021, The Company entered into a Definitive Purchase and Sale Agreement to acquire 100% ownership and rights to their Provisional Patent Pending EMS. The Company created a Joint Venture ("JV") with 51%, now 76%, controlling interest in CapNTrack to run the commercial and industrial operations related to the EMS. As of May 31, 2026, one of the co inventors passed away. At this time the 2.5 million shares pre share consolidation, 125,000 post consolidation shares are being reviewed by all parties with respect to the necessary probate and other paperwork to be released or cancelled. As at the period ended date of May 31, 2026, there have been no operations in the JV and only office costs have been incurred. The EMS is still in the research and development phase and it has not obtained commercial or operational feasibility as at the period end date of May 31, 2026. On November 19, 2024 the USPTO notified the Company that patent number 12149091 was issued for EMS (Energy Management System).

During the nine-months ended May 31, 2026 and 2025 the Company incurred the following research and development expenses:

	May 31,	May 31,
	2026	2025
Clean Technologies	$33,807	$95,832
Total Research and Development	$33,807	$95,832

6. RELATED PARTY TRANSACTIONS

For the nine-month periods ended May 31, 2026 and 2025, the Company was party to the following related party transactions:

• As at May 31, 2026, the Company had a balance owing of $0 owing to the President (August 31, 2025 $27,861).

• The Company incurred $22,500 (May 31, 2025: $22,500) to the CFO of the Company in consulting fees.

• The Company incurred $368 (May 31, 2025: $184) to a director of the Company in geological consulting services.

• The Company incurred $0 (May 31, 2025: $4,384) in total to two directors of the Company for director fees.

7. SHARE CAPITAL

The Company is authorized to issue up to 500 million shares.

During the nine-month period ending May 31, 2026 the Company did not issue any shares.

During the nine-month period May 31 2025 the Company issued 1,089 post consolidation round up shares for the fractional shares with respect to the Companies 1 for 20 share consolidation with the effective date of January 10, 2025.  During the nine months ended May 31, 2025, the Company issued 1,040,000 units for CAD$0.10 per unit, that included one common share and one whole warrant, exercisable at $0.10 per warrant for two years expiring May 8, 2027 for gross proceeds of CAD$104,000.  A cash finder's fee of CAD$2,400 and 74,000 full broker warrants valued at $6,915 (Note 8) was paid to third parties.

As at May 31, 2026 the Company had 10,339,394 (August 31, 2025 - 10,339,394) shares issued and outstanding.

As at May 31, 2026 the Company had 175,000 (August 31 2025 - 175,000) shares held in escrow, that are included in the total shares issued and outstanding. 125,000 of the shares held in Escrow are being reviewed by all parties with respect to the necessary probate and other paperwork to be released or cancelled with respect to the issuance of the Energy Management System Patent, United States Patent Trademark Office (USPTO) #12149091, as per the terms and conditions of the contract.

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

During the nine-months ended May 31, 2026 the Company issued 100,000 options exercisable at $0.135 for a period of three years vesting immediately, valued at $7,191 based on inputs to the Black Scholes option pricing model of expected life of three years, volatility of 288%, dividend rate of 0% and risk free rate of 3.49%, to an advisor to the Company and included in exploration expense.

During the nine-months ended May 31, 2026 and 2025, the Company recorded $7,191 and $0 as stock-based compensation expenses.

A summary of the changes in stock options for the nine-months ended May 31, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value $
Balance, August 31, 2024	407,500	1.73
Issued	510,000	0.15
Expired	-	-
Exercised	-	-
Balance, August 31, 2025 (Outstanding & Exercisable)	917,500	0.85
Issued	100,000	0.135
Expired	(232,500)	2.04
Exercised	-	-
Balance, May 31, 2026 (Outstanding & Exercisable)	785,000	0.41	1.86	-

The Company has the following options outstanding and exercisable as at May 31, 2026:

Issue Date	Expiry Date	Exercise Price $	Number of Options	Remaining Life (Years)
1-Sep-21	1-Sep-26	1.60	25,000	0.25
6-Dec-21	6-Dec-26	1.40	50,000	0.52
18-Aug-22	18-Aug-27	1.20	100,000	1.22
6-Jun-25	5-Jun-28	0.15	510,000	2.02
25-Feb-26	25-Feb-29	0.14	100,000	2.74
Balance outstanding and exercisable			785,000	1.86

Warrants

During the periods ended May 31, 2026 no warrants were issued.

During the period ended May 31, 2025, 1,040,000 whole warrants were issued as part of units issued in the private placement that closed during May 2025, and 74,000 whole broker warrants.  The warrants expire on May 8, 2027, with an exercise price of $0.10 during the 24-month period. The warrants were valued at $97,184 and $6,915, respectively, and included in additional paid in capital.

As of May 31, 2026, the intrinsic value of the warrants was $17,376.

Issue Date	Expiry Date	Exercise Price $	Number of Warrants*	Weighted Average Life (Years)	Intrinsic Value $
8-May-25	8-May-27	0.10	614,000	0.94	17,376
		0.10	614,000	0.94	17,376

*Each warrant entitles a holder to purchase one common share.

There were 614,000 warrants outstanding as of May 31, 2026.

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

The Company has a rental agreement for a corporate office for CAD$725 per month plus GST on a month-to-month basis. Rent expense for the nine-months ended May 31, 2026 and 2025 were $4,726 and $5,470, respectively.

10. SEGMENTED INFORMATION

The Company's operations involve the potential development of natural resources and green technologies. The Company is centrally managed and its chief operating decision maker, being the CEO, uses the consolidated and other financial information to make operational decisions and to assess the performance of the Company. The Company has three reportable segments: Natural Resources, Technology and Corporate, none of which are revenue generating as at the period ended date and for the period ended May 31, 2026.

Long term Assets	Amount
United States of America	$0
Balance May 31, 2026	$0

	Natural Resources	Technology	Corporate	Consolidated Total
May 31, 2026	$	$	$	$
Expenses	(13,779)	(33,807)	(172,799)	(220,385)
Other income (Note 4)	478,500	-	(8,591)	469,909
Segment Income (Loss)	464,721	(33,807)	(181,390)	249,524
Total Assets	-	-	340,185	340,185

Long term Assets	Amount
United States of America	$10,500
Balance August 31, 2025	$10,500

	Natural Resources	Technology	Corporate	Consolidated Total
August 31, 2025	$	$	$	$
Expenses	(30,385)	(153,266)	(330,090)	(513,741)
Other income	-	-	6,888	6,888
Segment Loss	(30,385)	(153,266)	(323,202)	(506,853)
Total Assets (Note 4)	10,500	-	114,992	125,492

11. PREPAID EXPENSES AND DEPOSITS

The balance of Prepaid Expenses and Deposits consisted of the following:

	May 31,	August 31,
	2026	2025
Prepaid Expenses & Deposits	$	$
Exploration costs	-	17,600
Fees and Dues	14,666	10,749
Insurance	6,064	3,413
Legal & Professional	39	-
Office Expenses	1,059	3,785
Total Prepaid Expenses & Deposits	21,828	35,547

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

The Company completed its maiden drill program in June 2022, a second phase drill program April 2023 and a 43-101 Technical Report was filed in November 2023. On January 21, 2026, the Company reported the sale of the West Tonopah lithium project.  The Company received $505,596 for the sale of mineral claims.  The sale price included $5,596 as a recovery of BLM bond premiums included in exploration expenses, $11,000 for the remaining BLM claims paid included in prepaids and $478,500 gain on sale of the property.

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

On April 4, 2025 the Company announced the filing of provisional patent number 63/782/745 for the Scalable Automated Oxyhydrogen Production, Storage, and Utilization System. On April 6, 2026 the Company announced the filing of the Non provisional patent for the Automated Oxyhydrogen Production, Storage, and Utilization System.

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

Research and Development

We have incurred $309,946 in research and development expenditures over the last two fiscal years and $33,807 during the nine-months ended May 31, 2026.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2026, which are included herein.

Our operating results for the three-months ended May 31, 2026 and 2025, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	May 31,	May 31,
	2026	2025	Change
Revenue	$-	$-	$-
General and administrative	12,932	15,022	2,090
Investor relations	5,469	10,930	5,461
Consulting fees	7,867	8,250	383
Fees and dues	9,432	13,708	4,276
Exploration expenses	443	9,161	8,718
Research and development	2,182	34,146	31,964
Professional fees	23,636	31,192	7,556
Other expenses (income)	2,777	7,955	5,178
Net loss (income)	$64,738	$130,364	$65,626

Our financial statements report no revenue for the three-months ended May 31, 2026 and 2025. Our financial statements report a net loss of $64,738 for the three-month period ended May 31, 2026, compared to a net loss of $130,364 for the three-month period ended May 31, 2025. Our net loss decreased by $65,626 for the three-month period ended May 31, 2026 primarily due to cost containment and completion of significant R&D work in the prior quarter. Our operating costs were lower by $60,448 for May 31, 2026, compared to May 31, 2025 primarily from cost containment measures and reduced R&D expenditures.

Our operating results for the nine-months ended May 31, 2026 and 2025, and the changes between those periods for the respective items are summarized as follows:

	NINE MONTHS ENDED
	May 31,	May 31,
	2026	2025	Change
Revenue	$-	$-	$-
General and administrative	38,654	54,426	15,772
Investor relations	22,524	18,183	(4,341)
Consulting fees	22,867	43,818	20,951
Fees and dues	27,523	35,193	7,670
Exploration expenses	13,779	23,124	9,345
Research and development	33,807	95,832	62,025
Professional fees	61,231	62,036	805
Other expenses (income)	(469,909)	(3,591)	466,318
Net loss (income)	$(249,524)	$329,021	$578,545

Our financial statements report no revenue for the nine-months ended May 31, 2026 and 2025. Our financial statements report a net income of $249,524 for the nine-month period ended May 31, 2026, compared to a net loss of $329,021 for the nine-month period ended May 31, 2025. Our net income increased by $578,545 for the nine-month period ended May 31, 2026 primarily due to the sale of our property resulting in a gain on sale of $478,500. Our operating costs were lower by $112,227 for May 31, 2026, compared to May 31, 2025 primarily from cost containment measures and completion of R&D work offset by investor relations.

Liquidity and Financial Condition

Working Capital	May 31,	August 31,
	2026	2025
Current assets	$340,185	$114,992
Current liabilities	283,070	325,092
Working capital (deficit)	$57,115	$(210,100)

As at May 31, 2026, we had $283,070 in current liabilities, which is lower by $42,022 when compared to current liabilities as at August 31, 2025.

	May 31,	May 31,
Cash Flows	2026	2025
Cash flows used in operating activities	$(265,184)	$(282,534)
Cash flows from investing activities	505,596	75,947
Cash flows from financing activities	-	73,084
Net (decrease) increase in cash during year	$240,412	$(133,503)

Operating Activities

Net cash used in operating activities was $265,184 in the nine-months ended May 31, 2026 compared with net cash used in operating activities of $282,534 in the same period in 2025.

Investing Activities

Net cash provided by investing activities was $505,596 and $75,947 in the nine-months ended May 31, 2026 and 2025, respectively.

Financing Activities

During the nine-months ended May 31, 2026 the company did not have any financing activity.

During the nine-months ended May 31, 2025, the company issued 1,040,000 common shares at $0.0722 (CAD$0.10) for a total of $73,084 net of fees.

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

As of May 31, 2026, the end of the first quarter covered by the comparative information of this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2026, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There is an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the year ended August 31, 2025 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 2 to our consolidated financial statements for the year ended August 31, 2025, we have incurred cumulative losses of $15,782,229 that raises substantial doubt about its ability to continue as a going concern. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

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

Item 6. Exhibits

Exhibit Number	Description

(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of Enertopia Corp. dated November 22, 2004 (incorporated by reference to our Registration Statement on Form SB-2 filed January 10, 2006 as Exhibit 3.1).
3.2	Certificate of Amendment filed with the Nevada Secretary of State on February 22, 2010 (incorporated by reference to Exhibit 3.02 of our Current Report on Form 8-K filed March 4, 2010).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 18, 2009).
10.1	Agreement dated December 14, 2020 with Al Rich (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 15, 2020).
10.2	Hydrogen Asset Purchase Agreement dated December 6, 2021
10.3	Asset Purchase Agreement dated December 17, 2021 with Paul Sandler and Mark Snyder dated December 17, 2021.
10.4	Asset Sale Agreement with Cypress Development Corp dated February 23, 2022 (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed February 28, 2022).
10.5	Consulting Agreement with Mr. Robert McAllister dated May 1, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 4, 2022).
10.8	Consulting Agreement with Mr. Allan Spissinger dated August 16, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 19, 2022).
14.1	Code of Ethics (incorporated by reference by from our annual report on Form 10-KSB filed on November 29, 2007).
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - Principal Executive Officer
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - Principal Financial Officer and Principal Accounting Officer
32.1	Section 1350 Certification - Principal Executive Officer
32.2	Section 1350 Certification - Principal Financial Officer and Principal Accounting Officer
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERTOPIA CORP.

By:	/s/ " Robert McAllister "
Robert McAllister,
President (Principal Executive Officer)
July 10, 2026

By:	/s/ "Allan Spissinger"
Allan Spissinger CPA, CA
Chief Financial Officer
July 10, 2026